Form 10-K
period 2019-12-31
Discovery, Inc.
filed 2020-02-27
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(240) 662-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Series A Common Stock, par value $0.01 per share	DISCA	The Nasdaq Global Select Market
Series B Common Stock, par value $0.01 per share	DISCB	The Nasdaq Global Select Market
Series C Common Stock, par value $0.01 per share	DISCK	The Nasdaq Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2019, was approximately $15 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 13, 2020 was:

Series A Common Stock, par value $0.01 per share	158,566,403
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	355,843,540

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the Registrant’s fiscal year end.

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

•
our ability to complete, integrate, maintain and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our 2018 acquisition of Scripps Networks, on a timely basis or at all;

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

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC") and data privacy regulations and adverse outcomes from regulatory proceedings;

•	changes in income taxes due to regulatory changes or changes in our corporate structure;

•	changes in the nature of key strategic relationships with partners, distributors and equity method investee partners;

•	competitor responses to our products and services and the products and services of the entities in which we have interests;

•	threatened or actual cyber or terrorist attacks and military action;

•	our level of debt;

•	reduced access to capital markets or significant increases in costs to borrow; and

•	a reduction of advertising revenue associated with unexpected reductions in the number of subscribers.
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
We were formed in September 2008 as a Delaware corporation in connection with Discovery Holding Company (“DHC”) and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) combining their respective ownership interests in Discovery Communications Holding, LLC (“DCH”) and exchanging those interests with and into Discovery (the “Discovery Formation”). As a result of the Discovery Formation, DHC and DCH became wholly-owned subsidiaries of Discovery, with Discovery becoming the successor reporting entity to DHC.
OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.8 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in 50 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, HGTV, Food Network, TLC, Animal Planet, Investigation Discovery, Travel Channel, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo in most international countries). Among other networks in the U.S., Discovery also features two Spanish-language services, Discovery en Español and Discovery Familia. Our international portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games (the "Olympics") across Europe, TVN, a Polish media company, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including the recently formed multi-platform venture with Chip and Joanna Gaines, which plans to launch linear networks, SVOD and TV Everywhere ("TVE") products in 2020; and Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, PopSugar, and Seeker. We operate production studios, and prior to the sale of our Education Business in April 2018, we sold curriculum-based education products and services (See Note 3 to the accompanying consolidated financial statements.)

We generate revenues principally from the sale of advertising on our networks and digital products and from fees charged to distributors who distribute our network content, which primarily include cable, direct-to-home ("DTH") satellite, telecommunication and digital service providers, as well as through DTC subscription services. Other transactions include curriculum-based products and services, affiliate and advertising sales representation services, production studios content development and services, content licenses and the licensing of our brands for consumer products. During 2019, advertising, distribution and other revenues were 54%, 43% and 3%, respectively, of consolidated revenues. No individual customer represented more than 10% of our total consolidated revenues for 2019, 2018 or 2017.
Our objectives are to invest in high-quality content for our networks and brands to build viewership, optimize distribution revenue, capture advertising sales, and create or reposition branded channels and business to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we have extended content distribution across new platforms, including brand-aligned websites, online streaming, mobile devices, video on demand (“VOD”) and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, DTH satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
Our content spans genres including survival, natural history, exploration, sports, general entertainment, home, food and travel, heroes, adventure, crime and investigation, health and kids. We have an extensive library of content and own most rights to our content and footage, which enables us to leverage our library to quickly launch brands and services into new markets and on new platforms. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
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

Our brands consist of the following:

•
Discovery Channel had approximately 87 million subscribers in the U.S. and 6 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2019. Discovery Channel had approximately 277 million cumulative subscribers and viewers in international markets as of December 31, 2019 including the Discovery HD Showcase brand.

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

•
Discovery Channel content includes Gold Rush, Naked and Afraid, Deadliest Catch, Fast N' Loud, Street Outlaws, Alaskan Bush People, Expedition Unknown, and Serengeti. Discovery Channel is also home to Shark Week, the network's long-running annual summer TV event.

•	Target viewers are adults aged 25-54, particularly men.

•
HGTV had approximately 87 million subscribers in the U.S. and 6 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2019. HGTV had approximately 130 million subscribers and viewers in international markets as of December 31, 2019.

•	HGTV programming content commands an audience interested specifically in home-related topics, such as decorating, interior design, home remodeling, landscape design and real estate.

•	In the U.S., HGTV audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on HGTV includes House Hunters, House Hunters International, Flip or Flop, The Property Brothers, Home Town, Good Bones, Restored by the Fords, Caribbean Life and Beachfront Bargain Hunt.

•	Target viewers are female viewers with higher incomes in the 25 to 54 age range.

•
The most widely distributed ad-supported cable network in the U.S., Food Network had approximately 88 million subscribers in the U.S. and 5 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2019 and approximately 115 million subscribers and viewers in international markets as of December 31, 2019.

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

•
TLC had approximately 85 million subscribers in the U.S. and 6 million subscribers in Canada that are included in the U.S. Networks segment as of December 31, 2019. TLC content had approximately 449 million cumulative subscribers and viewers in international markets as of December 31, 2019 including the Home & Health, Real Time and Travel & Living brands.

•
Offering remarkable real-life stories without judgment, TLC shares everyday heart, humor, hope, and human connection with programming genres that include fascinating families, heartwarming transformations and life's milestone moments.

•	In the U.S., TLC audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on TLC includes the 90 Day Fiancé franchise, Little People, Big World, Long Island Medium, and Outdaughtered.

•	Target viewers are adults aged 25-54, particularly women.

•
Animal Planet had approximately 84 million subscribers in the U.S. and 2 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2019. Animal Planet had approximately 202 million subscribers and viewers in international markets as of December 31, 2019.

•
Animal Planet, one of Discovery's great global brands, is dedicated to creating high quality content with global appeal delivering on its mission to keep the childhood joy and wonder of animals alive by bringing people up close in every way.

•	In the U.S., Animal Planet audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content and talent on Animal Planet include Crikey! It's the Irwins, Amanda to the Rescue, Coyote Peterson, The Zoo, Pit Bulls & Parolees, Dr. Jeff: Rocky Mountain Vet, and Puppy Bowl.

•	Target viewers are adults aged 25-54.

•
Investigation Discovery ("ID") had approximately 81 million subscribers in the U.S. and 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2019. ID had approximately 102 million subscribers and viewers in international markets as of December 31, 2019.

•
ID is a leading mystery and suspense network. From harrowing crimes and salacious scandals to the in-depth investigation and heart-breaking mysteries behind these "real people, real stories," ID challenges our everyday understanding of culture, society and the human condition.

•	In the U.S., ID audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	ID content includes On the Case with Paula Zahn, Homicide Hunter: Lt. Joe Kenda, the American Murder Mystery franchise, and Deadline: Crime with Tamron Hall.

•	Target viewers are adults aged 25-54, particularly women.

&

•
MotorTrend had approximately 73 million subscribers in the U.S. and 1 million subscribers through a licensing arrangement with partners in Canada included in the U.S. Networks segment as of December 31, 2019. MotorTrend had approximately 131 million subscribers and viewers in international markets, where the brand is known as Turbo, as of December 31, 2019.

•
MotorTrend programming is engaging and informative, featuring the very best of the automotive world as told by top experts and personalities. In addition to series and specials exemplifying the very best of the automotive genre, the network broadcasts approximately 100 hours of live event coverage every year.

•	In the U.S., MotorTrend audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on MotorTrend includes Wheeler Dealers, Texas Metal, Roadkill, Iron Resurrection, and Barrett-Jackson Live.

•	Target viewers are adults aged 25-54, particularly men.

•	Travel Channel had approximately 80 million subscribers in the U.S. as of December 31, 2019 and 127 million subscribers and viewers in international markets as of December 31, 2019.

•	Travel Channel is for the bold, daring and spontaneous: adventurers who embrace the thrill of the unexpected, risk-takers who aren’t afraid of a little mystery and anyone who loves a great story.

•	In the U.S., Travel Channel audiences can enjoy their favorite programming anytime, anywhere through Discovery GO app which features live and on-demand access.

•	Content on Travel Channel includes Mysteries at the Museum, Bizarre Foods with Andrew Zimmern, Ghost Adventures, and Legendary Locations.

•	Target viewers are adults aged 25-54.

•	OWN had approximately 69 million subscribers in the U.S. as of December 31, 2019.

•
OWN is the first and only network named for, and inspired by, a single iconic leader. OWN is a leading destination for premium scripted and unscripted programming from today's most innovative storytellers, with popular series such as Queen Sugar, Greenleaf, Iyanla: Fix My Life, and new dramas Ambitions and David Makes Man.

•	Target viewers are African-American women aged 25-54.
U.S. NETWORKS
U.S. Networks generated revenues of $7.1 billion and adjusted operating income before depreciation and amortization ("Adjusted OIBDA") of $4.1 billion during 2019, which represented 64% and 88% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment owns and operates 18 national television networks, including fully distributed television networks such as Discovery Channel, HGTV, Food Network, TLC, and Animal Planet. In addition, we operate the following U.S. Networks: MotorTrend, Investigation Discovery, Travel Channel, Science Channel, Discovery Family, American Heroes Channel ("AHC"), Destination America, Discovery Life, DIY Network, Cooking Channel, Great American Country, Discovery en Español, and Discovery Familia.

U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which includes cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content and content to equity method investee networks, referred to as other distribution revenue; fees from advertising sold on our television networks and digital products, which include our GO suite of TVE applications and DTC subscription products; fees from providing sales representation, network distribution services; and revenue from licensing our brands for consumer products. Our newest DTC product, Food Network Kitchen, provides multiple revenue streams including advertising and subscription fees. During 2019, advertising, distribution and other revenues were 60%, 39% and 1%, respectively, of total net revenues for this segment.
Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. In the U.S., more than 95% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times from 2020 through 2024. Distribution fees are typically collected ratably throughout the year. We provide authenticated U.S. TVE streaming products that are available to pay-TV subscribers and connect viewers through GO applications with live and on-demand access to award-winning shows and series from 18 U.S. networks in the Discovery portfolio: Discovery Channel, HGTV, Food Network, TLC, ID, Animal Planet, Travel Channel, MotorTrend (previously known as Velocity), Science Channel, DIY Network, Cooking Channel, Discovery Family Channel, AHC, Destination America, Discovery Life, Discovery en Español, Discovery Familia, and the Oprah Winfrey Network ("OWN"), a consolidated subsidiary. During 2019, we achieved incremental increases in U.S. digital platform consumption. We also provide certain networks to consumers as part of subscription-based over-the-top services provided by DirectTV Now, AT&T Watch, Hulu, SlingTV, fuboTV, and YouTube TV.
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

INTERNATIONAL NETWORKS
International Networks generated revenues of $4.0 billion and Adjusted OIBDA of $1.1 billion during 2019, which represented 36% and 23% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Amsterdam, Warsaw, Milan, Singapore and Miami. Global brands include Discovery Channel, Food Network, HGTV, Animal Planet, TLC, ID, Science Channel and MotorTrend (previously known as Velocity and known as Turbo outside of the U.S.), along with brands exclusive to International Networks, including Eurosport, Discovery Kids, DMAX, Discovery Home & Health, and TVN. TVN was acquired in March 2018, as part of our acquisition of Scripps Networks Interactive, Inc. (the "Scripps Acquisition"). As of December 31, 2019, International Networks operates unique distribution feeds in 50 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA networks in Europe and the Middle East and broadcast networks in Poland, Denmark, Norway and Sweden, and continues to pursue further international expansion. FTA and broadcast networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform for its 72 networks, with as many as 23 networks distributed in any particular country or territory across 220 countries and territories around the world. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements. With the growing demand of consumer content on digital and mobile devices, a suite of international DTC products has been made available to consumers. The Eurosport Player is a video streaming service offering premium and localized sports to fans in 52 markets in Europe. Dplay, our real-life entertainment streaming service, is now available in 10 markets including the U.K., Ireland, Spain, the Nordics, Japan and Italy. Dplay allows fans to access Discovery shows live and on-demand, anytime, anywhere. In Germany, we have partnered with ProSiebenSat.1 to launch the streaming service, Joyn, which offers the largest collection of free-TV content, with programming and live streams from more than 50 channels. In Poland, we have partnered with Cyfrow Polsat to create a video streaming platform that when launched, following regulatory clearance, will give viewers a single destination to access Polish content including movies, series, documentaries, sports and entertainment.
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

In addition to the global networks described in the overview section above, we operate networks internationally that utilize the following brands:

•
For 30 years, Eurosport has established itself as a household name for live sports entertainment, reaching millions of fans across Europe and Asia via Eurosport 1, Eurosport 2, the network's DTC streaming service, "Eurosport Player" and Eurosport.com.

•	Subscribers and viewers for each brand as of December 31, 2019 were as follows: Eurosport 1: 157 million and Eurosport 2: 87 million.

•
Live, exclusive and premium sports is at the core of what Eurosport does, showcasing sporting events with both local and pan-regional appeal. Viewers in Europe can enjoy live action from some of the best sporting spectacles including all of cycling's Grand Tours such as the Tour de France, every International Ski Federation World Cup and World Championship event during the winter season, as well as unrivaled coverage of all four Grand Slam tennis tournaments.

•
Increasingly, Eurosport is investing in more exclusive and localized rights to drive local audience and commercial relevance. Important local sports rights include soccer leagues such as Eliteserien in Norway, Allsvenskan in Sweden and European Europa League in Sweden, and year-round ATP World Tour tennis in France, Czech Republic, Finland, Iceland, Norway, Romania, Russia, Slovakia and Sweden.

•
Two-and-a-half years after securing the rights that led to Eurosport becoming the Home of the Olympics in Europe spanning four Games (2018 through 2024), Eurosport delivered its first Olympic Games in PyeongChang Olympic Winter Games. PyeongChang 2018 represented an opportunity to engage sports fans across Europe as well as new and younger audiences. The Eurosport Player was the only place to watch every minute from South Korea while sub-license agreements with some of Europe’s biggest national broadcasters realized Discovery’s objective to engage more people on more screens with the Winter Games than ever before.

•
Later this year, Discovery will present its first Olympic Summer Games, Tokyo 2020, in 50 markets and 19 languages across Europe. Eurosport’s digital services will be the exclusive home of every minute of the Games, utilizing its unrivaled on-screen expertise and innovative analysis technology to deliver the ultimate Games experience for fans. Discovery channels and platforms, such as its free-to-air networks in the Nordics and DPlay in multiple markets, will also showcase the Olympics and contribute to bringing the Olympic Summer Games to more people, on more screens, than ever before in Europe.

•	DMAX had approximately 131 million subscribers and viewers, according to internal estimates, as of December 31, 2019.

•	DMAX is a men’s factual entertainment channel in Asia and Europe.

•	Discovery Kids had approximately 115 million subscribers and viewers, according to internal estimates, as of December 31, 2019.

•	Discovery Kids is a leading children's network in Latin America and Asia.

•
TVN operates a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks in Poland, including TVN, TVN7, TTV, HGTV Home & Garden, TVN24, TVN Style, TVN Turbo, TVN24 BiS, TVN Fabu³a, Travel Channel, Food Network, iTVN and iTVNExtra.

•	The TVN portfolio had approximately 103 million cumulative subscribers and viewers as of December 31, 2019.

Our International Networks segment also owns and operates the following television networks, which reached the following number of subscribers and viewers via pay and FTA or broadcast networks, respectively, as of December 31, 2019:

International Subscribers and Viewers (millions)
Jeet Prime	39
Quest	37
Dsport	35
Nordic broadcast networks (a)	34
Quest Red	27
Giallo	25
Frisbee	25
K2	25
Nove	25
DKISS	19
Discovery HD Theater	16
World	15
Asian Food Channel	14
Shed	12
Discovery History	10
Fine Living Network	10
Discovery Life Poland	8
Discovery Family	8
Discovery Historia	6
Discovery Civilization	5
Investigation Discovery Extra	5
(a) Number of subscribers corresponds to the sum of the subscribers to each of the Nordic broadcast networks in Sweden, Norway, Finland and Denmark subject to retransmission agreements with pay-TV providers. The Nordic broadcast networks include Kanal 5, Kanal 9, and Kanal 11 in Sweden, TVNorge, MAX, FEM and VOX in Norway, TV 5, Kutonen, and Frii in Finland, and Kanal 4, Kanal 5, 6'eren, and Canal 9 in Denmark.

Similar to U.S. Networks, a significant source of revenue for International Networks relates to fees charged to operators who distribute our linear networks. Such operators primarily include cable and DTH satellite service providers. International television markets vary in their stages of development. Some markets, such as the U.K., are more advanced digital television markets, while others remain in the analog environment with varying degrees of investment from operators to expand channel capacity or convert to digital technologies. Common practice in some markets results in long-term contractual distribution relationships, while customers in other markets renew contracts annually. Distribution revenue for our International Networks segment is largely dependent on the number of subscribers that receive our networks or content, the rates negotiated in the distributor agreements, and the market demand for the content that we provide. International Networks additionally generates revenues through DTC subscription services.
The other significant source of revenue for International Networks relates to advertising sold on our television networks and across distribution platforms, similar to U.S. Networks. Advertising revenue is dependent upon a number of factors, including the development of pay and FTA television markets, the number of subscribers to and viewers of our channels, viewership demographics, the popularity of our programming, and our ability to sell commercial time over a portfolio of channels on multiple platforms. In certain markets, our advertising sales business operates with in-house sales teams, while we rely on external sales representation services in other markets. Outside the U.S., advertisers typically buy advertising closer to the time when the commercials will be run. In developing pay-TV markets, we expect advertising revenue growth will result from subscriber growth, our localization strategy, and the shift of advertising spending from broadcast to pay-TV. In mature markets, such as Western Europe, high proportions of market penetration and distribution are unlikely to drive rapid revenue growth. Instead, growth in advertising sales comes from increasing viewership and pricing and launching new services, either in pay-TV, broadcast, or FTA television environments.
During 2019, advertising, distribution and other revenues were 45%, 52% and 3%, respectively, of total net revenues for this segment. While the Company has traditionally operated cable networks, in recent years an increasing portion of the Company's international advertising revenue is generated by FTA or broadcast networks, unlike U.S. Networks. During 2019, pay-TV networks generated 36% of International Networks' advertising revenue and FTA or broadcast networks generated 64% of International Networks' advertising revenue. The Company also has increased efforts to drive revenue growth from digital products such as the Dplay DTC entertainment service in select international markets.
International Networks' largest cost is content expense for localized programming. While our International Networks segment maximizes the use of programming from U.S. Networks, we also develop local programming that is tailored to individual market preferences and license the rights to air films, television series and sporting events from third parties. International Networks amortizes the cost of capitalized content rights based on the proportion of current estimated revenues relative to the estimated remaining total lifetime revenues, which results in either an accelerated method or a straight-line method over the estimated useful lives of the content of up to four years. Content acquired from U.S. Networks and content developed locally airing on the same network is amortized similarly, as amortization rates vary by network. More than half of International Networks' content is amortized using an accelerated amortization method, while the remainder is amortized on a straight-line basis. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each component of the arrangement.
International television markets vary in their stages of development. Some, notably the U.K., are more advanced digital multi-channel television markets, while others operate in the analog environment with varying degrees of investment from distributors in expanding channel capacity or converting to digital. While International Networks and U.S. Networks have similarities with respect to the nature of operations, the generation of revenue and the categories of expense, International Networks have a lower segment margin due to lower economies of scale from being in 220 markets requiring additional cost for localization to satisfy market variations. International Networks also include sports and FTA broadcast channels, which drive higher costs from sports rights and production and investment in broad entertainment programming for broadcast networks.
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” E.U. law provides for a departing member state to have a two-year notice period to negotiate a term of exit, which the U.K. triggered in March 2017 and subsequently extended. In October 2019, a revised draft withdrawal agreement was published detailing the framework of the future relationship between the U.K. and the E.U. This agreement was ratified by the U.K. and European Parliaments and on January 31, 2020, the U.K. formally left the E.U. Brexit may have an adverse impact on advertising, subscribers, distributors and employees, as described in Item 1A, Risk Factors, below. The withdrawal agreement includes a transitional period until December 2020, which could mitigate against some of these impacts. Discovery, like many international media businesses, has sought to mitigate this risk by applying for broadcast licenses in remaining E.U. member states. We have been operating our E.U. pay-TV channels under Dutch jurisdiction since March 2019. Those of our E.U. free to air channels which were licensed by the U.K. authority from Ofcom will move to a jurisdiction within the E.U. later this year. We continue to monitor the situation for potential effects to our distribution and licensing agreements, unusual foreign currency exchange rate fluctuations, and changes to the legal and regulatory landscape.

OTHER
Other generated revenues of $11 million during 2019. Other is comprised of a production studio that develops content for our networks and other television service providers throughout the world. Our wholly-owned production studio provides services to our U.S. Networks and International Networks segments at cost. The revenues and offsetting expenses associated with these inter-segment production services have been eliminated from the results of operations for Other. Our Education Business was comprised of curriculum-based product and service offerings and generates revenues primarily from subscriptions charged to K-12 schools for access to an online suite of curriculum-based VOD tools, professional development services, digital textbooks and, to a lesser extent, student assessments and publication of hard copy curriculum-based content. In 2018, we sold an 88% controlling equity stake in our Education Business to Francisco Partners for a sale price of $113 million, which resulted in a gain of $84 million upon disposition. We retained a 12% ownership interest in the Education Business, which is accounted for as an equity method investment. (See Note 3 to the accompanying consolidated financial statements.)
In 2017, the Company sold Raw and Betty LLC to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting.
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
Our largest single expense is content, which includes content amortization, content impairment and production costs. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. However, certain networks also utilize a straight-line method of amortization over the estimated useful lives of the content. Content is amortized primarily over periods of two to four years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement. Content assets are reviewed for impairment when impairment indicators are present, such as low viewership or limited expected use. Impairment losses are recorded when content asset carrying value exceeds net realizable value.

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
Our production studios compete with other production and media companies for talent. Prior to the sale of the Education Business in 2018, we competed with other providers of curriculum-based products and services to schools.
INTELLECTUAL PROPERTY
Our intellectual property assets include copyrights in content, trademarks in brands, names and logos, technology platforms, websites, and licenses of intellectual property rights from third parties.
We are fundamentally a content company and the protection of our brands and content is of primary importance. We have also made and will continue to make investments in developing technology platforms to support our digital products and DTC offerings and consider these platforms to be one of our intellectual property assets. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws, and contract provisions. However, there can be no assurance of the degree to which these measures will be successful. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is difficult and costly. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not be effective.
Third parties may challenge the validity or scope of our intellectual property from time to time, and the success of any such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations. In addition, piracy, which encompasses the theft of our signal, and unauthorized use of our content, in the digital environment continues to present a threat to revenues from products and services based on our intellectual property. We use external vendors to detect and remove infringing content and leverage our membership in a range of industry groups to address piracy issues.

REGULATORY MATTERS
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the E.U., in which we operate. Content networks, such as those owned by us, are regulated by the FCC including some regulations that only apply to content networks affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and direct broadcast satellite ("DBS") operators and other distributors, affect content networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Obscenity Restrictions
Network distributors are prohibited from transmitting obscene content, and our distribution agreements generally require us to refrain from including such content on our networks.
Regulation of Digital Services
We operate a variety of free, advertising-based and subscription-based digital products and services providing information, entertainment, e-commerce and interactive experiences to consumers in the U.S. and international markets via web, mobile and connected TV platforms. Our digital services are subject to federal and state regulation in the U.S. relating to the privacy and security of personal information collected from our users, including laws pertaining to the acquisition of personal information from children under 13, such as the federal Children's Online Privacy Protection Act ("COPPA") and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, and that impose data security and security breach obligations on the Company. Additional federal and state laws and regulations may be adopted with respect to our digital services, covering such issues as data privacy and security, child safety, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. Our digital products and services available to consumers in international markets are also subject to the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, data privacy and security, advertising, intellectual property, and content limitations. We must design and operate our digital products and websites in compliance with these laws and regulations.

Foreign Laws and Regulations
The foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses.
EMPLOYEES
As of December 31, 2019, we had approximately 9,200 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures.
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
Technology and business models in our industry continue to evolve rapidly. Changes to these business models include (a) the presence of streaming services, which are increasing in number and some of which have a significant and growing subscriber base, and (b) the increased video consumption through subscription steaming services and time-delayed or time-shifted viewing of television programming through on-demand services and DVRs. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable.
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from streaming services, connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Likewise, distributors are offering smaller programming packages known as “skinny bundles,” which are delivered at a lower cost than traditional offerings and sometimes allow consumers to create a customized package of networks, that are gaining popularity among consumers. If our networks are not included in these packages or consumers favor alternative offerings, we may experience a decline in viewership and ultimately the demand for our programming, which could lead to lower distribution and advertising revenues. We have also seen declines in subscribers to the traditional cable bundle. In 2019, total U.S. Networks portfolio subscribers declined 5% while subscribers to our fully distributed networks declined 3%. In order to respond to changes in content distribution models in our industry, we have invested in, developed and launched DTC products including Food Network Kitchen, DPLAY, JOYN, MotorTrend and others. There can be no assurance, however, that our viewers will respond to our DTC products or that our DTC strategy will be successful, particularly given the increase in DTC products on the market. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
Consolidation among cable and satellite providers, both domestically and internationally, could have an adverse effect on our revenue and profitability.
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. In the U.S., approximately 95% of our distribution revenues come from the top 10 distributors. We currently have agreements in place with the major cable and satellite operators in U.S. Networks and International Networks which expire at various times through 2024. Some of our largest distributors have combined, and as a result, have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.

The success of our business depends on the acceptance of our entertainment and sports content by our U.S. and foreign viewers, which may be unpredictable and volatile.
The production and distribution of entertainment and sports content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. Our success depends on our ability to consistently create and acquire content that meets the changing preferences of viewers in general, in special interest groups, in specific demographic categories and in various international marketplaces. As the home of the Olympic Games in Europe until 2024, we have been developing and innovating new forms of content in connection with the Olympic Games. Our success with the Olympics depends on audience acceptance of this content. If viewers do not find our Olympic Games content acceptable, we could see low viewership, which could lead to low distribution and advertising revenues. The success of our partnership with the PGA Tour, which runs through 2031, is similarly dependent on audience acceptance and viewership. Failing to gain the level of audience acceptance we expect for the PGA Tour content may negatively impact our distribution and advertising revenues over the period of the partnership.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the British government has negotiated the terms of the U.K.’s formal departure from the E.U. After several delays, the U.K. formally left the E.U. on January 31, 2020. The formal departure includes a transitional period until December 31, 2020, during which the current rights and obligations on trade, travel and business for the U.K. and E.U. will continue to apply. The future relationship between the U.K. and the E.U. remains to be negotiated. Negotiations will start shortly and are intended to produce a free trade deal by December 31, 2020.
There is still considerable political uncertainty around the outcome of Brexit. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets beyond the transitional period. The measures could potentially disrupt the markets we serve and may cause us to lose subscribers, distributors and employees. If the U.K. loses access to the single E.U. market, it could have a detrimental impact on our U.K. growth. Such a decline could also make our doing business in Europe more complex, which could involve operational changes in order to protect, delay and reduce the scope of our distribution and licensing agreements. Without access to the single E.U. market, it may be more challenging and costly to obtain intellectual property rights for our content within the U.K., distribute our services in Europe or to launch new DTC services.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace and/or replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the E.U. member states for work-related matters.
The announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations. With the expansion of our international operations, our exposure to currency exchange rate fluctuation has increased. This increase in exposure could have an adverse effect on our results of operations and net asset balances, as there can be no assurance that the downward trend of the British pound and the Euro will rebound. Brexit may also create global uncertainty, which may cause a decrease in consumer discretionary spending. Decreases in consumer discretionary spending may affect cable television and other video service subscriptions where our networks are distributed. A decrease in the number of subscribers receiving our programming could have a negative impact on our distribution revenues and the rates we are able to charge for advertising. In addition, different market requirements for advertising content may impact our advertising revenues. Any of the foregoing factors may adversely affect our business, results of operations or financial position.

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
The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers and advertising. We face increased competition from subscription based streaming services and DTC offerings and we also compete for viewers with other forms of media entertainment, such as home video, movies, periodicals, on-line and mobile activities. In particular, websites and search engines have seen significant advertising growth, a portion of which has moved from traditional cable network and satellite advertisers. Businesses, including ours, that offer multiple services, or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. The ability of our businesses to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our niche viewership with appealing category-specific content, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.
Failure to renew, renewal with less favorable terms, or termination of our distribution agreements may cause a decline in our revenue.
Because our networks are licensed on a wholesale basis to distributors, such as cable and satellite operators, which in turn distribute them to consumers, we are dependent upon the maintenance of distribution agreements with these operators. These distribution agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages) and for payment of a license fee to us based on the number of subscribers that receive our networks.
While the number of subscribers associated with our networks impacts our ability to generate advertising revenue, these per subscriber payments also represent a significant portion of our revenue. Our distribution agreements generally have a limited term which varies by market and distributor, and there can be no assurance that these distribution agreements will be renewed in the future or renewed on terms that are favorable to us. A reduction in the license fees that we receive per subscriber or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. In addition, our distribution agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of a distribution agreement, our relationship with that counterparty could be damaged and our business could be negatively affected.
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
Our on-line, mobile and app offerings, as well as our internal systems, involve the storage and transmission of personal and proprietary information, and we and our partners rely on various technology systems in connection with the production and distribution of our programming. From time to time, hackers continue to target Discovery and our systems may be breached due to employee error, malicious code, hacking and phishing attacks, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data and systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, notwithstanding our ongoing efforts to develop and implement robust data security tools, practices, and protocols. Any such breach or unauthorized access could result in a loss of our proprietary information, which may include user data, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business. We may not have adequate insurance coverage to compensate us for losses associated with network security and privacy events.
In addition, we face regulatory risk associated with the acquisition, storage, disclosure, use and protection of personal data, including under the European Union General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA"), and various other domestic and international privacy and data security laws and regulations, which are continually evolving. These evolving data protection laws may require Discovery to expend significant resources to implement additional data protection measures, and Discovery's actual or alleged failure to comply with such laws could result in legal claims, regulatory enforcement actions and significant fines and penalties.
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
Our ongoing efforts to integrate the Scripps Networks business with our own may not yield the anticipated benefits of the acquisition or we may be unable to manage our expanded operations, either of which would adversely affect our results of operations.
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
Decreases in consumer discretionary spending in the U.S. and other countries where our networks are distributed may affect cable television and other video service subscriptions, in particular with respect to digital service tiers on which certain of our programming networks are carried. This could lead to a decrease in the number of subscribers receiving our programming from multi-channel video programming distributors, which could have a negative impact on our viewing subscribers and distribution revenues. Similarly, a decrease in viewing subscribers would also have a negative impact on the number of viewers actually watching the programs on our programming networks, which could also impact the rates we are able to charge advertisers.

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
Increasing complexity of global tax policy and regulations could adversely impact our international business and results of operations.
We continue to face the increasing complexity of operating in multiple non-U.S. jurisdictions, many of which have increased scrutiny and have either changed, or plan to change, their international tax systems due to the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations. The BEPS recommendations call for enhanced transparency and reporting relating to companies’ entity structures and transfer pricing policies. These have been implemented through various initiatives including the requirement for taxpayers to comply with global country-by-country reporting and the filing of a global master file as well as the introduction of the multilateral instrument (“MLI”) which allows taxing authorities to better take aim at multinational tax avoidance. We continue to address and comply with these compliance and reporting requirements.
Additional complexity has also arisen in state aid: state resources used to provide recipients an advantage on a selective basis that has or could distort competition and affect trade between European member states. In recent years the European Commission (“EC”) has increased their scrutiny on state aid and deviated from the historical E.U. state aid practices. There is great uncertainty about the future of E.U. state aid practices based on the appeals of many significant EC rulings against multinational corporations that are currently being challenged. While any potential impact of these rulings is difficult to assess, we believe our transfer pricing analyses conducted pursuant to accepted OECD methodologies assist in mitigating risk associated with our past or current agreements.

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
As of December 31, 2019, we had approximately $15.4 billion of consolidated debt, of which $609 million is current. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our $2.5 billion revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facility or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facility, to which they may be or may become subject. Under the 2017 Tax Cuts and Jobs Act, we were subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. The Company intends to continue to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We have directors in common with those of Liberty Media Corporation (“Liberty Media”), Liberty Global plc (“Liberty Global”), Qurate Retail Group f/k/a Liberty Interactive Corporation (“Liberty Interactive”), Liberty Broadband Corporation ("Liberty Broadband"), and Liberty Latin America Ltd ("LLA"), which may result in the diversion of business opportunities or other potential conflicts.
Liberty Media, Liberty Global, Liberty Interactive, Liberty Broadband and LLA (together, the "Liberty Entities") own interests in various U.S. and international companies, such as Charter Communications, Inc. ("Charter"), that have subsidiaries that own or operate domestic or foreign content services that may compete with the content services we offer. We have no rights in respect of U.S. or international content opportunities developed by or presented to the subsidiaries of any Liberty Entities, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders. Because we and the Liberty Entities have overlapping directors, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by the respective management teams. Our charter provides that none of our directors or officers will be liable to us or any of our subsidiaries for breach of any fiduciary duty by reason of the fact that such individual directs a corporate opportunity to another person or entity (including any Liberty Entities), for which such individual serves as a director or officer, or does not refer or communicate information regarding such corporate opportunity to us or any of our subsidiaries, unless (x) such opportunity was expressly offered to such individual solely in his or her capacity as a director or officer of us or any of our subsidiaries and (y) such opportunity relates to a line of business in which we or any of our subsidiaries is then directly engaged.
We have directors that are also related persons of Advance/Newhouse and that overlap with those of the Liberty Entities, which may lead to conflicting interests for those tasked with the fiduciary duties of our board.
Our twelve-person board of directors includes three designees of Advance/Newhouse, including Robert J. Miron, who was the Chairman of Advance/Newhouse until December 31, 2010, and Steven A. Miron, the Chief Executive Officer of Advance/Newhouse. In addition, our board of directors includes two persons who are currently members of the board of directors of Liberty Media, three persons who are currently members of the board of directors of Liberty Global, one person who is currently a member of the board of directors of Liberty Interactive, two persons who are currently members of the board of directors of Liberty Broadband, one person who is currently a member of the board of directors of Charter, of which Liberty Broadband owns an equity interest, and two persons who are currently members of the board of directors of LLA. John C. Malone is the Chairman of the boards of all of the Liberty Entities other than LLA and Liberty Interactive. The parent company of Advance/Newhouse and the Liberty Entities own interests in a range of media, communications and entertainment businesses.
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

None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns stock of Liberty Media representing approximately 47% of the aggregate voting power of its outstanding stock, owns shares representing approximately 30% of the aggregate voting power of Liberty Global, shares representing approximately 40% of the aggregate voting power of Liberty Interactive, shares representing approximately 48% of the aggregate voting power of Liberty Broadband and shares representing approximately 21% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 28% of our aggregate voting power relating to the election of our eight common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty Entities hold stock and stock-based compensation in the Liberty Entities and hold our stock and stock-based compensation.
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
ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
We own and lease approximately 3.53 million square feet of building space in 106 locations around the world.
In the U.S., we have 27 locations including 398 thousand square feet of owned space and 1.51 million square feet that we lease. Principal locations in the U.S. include:
(i)    a planned Global headquarters in New York, New York; once completed it will house various business units including Direct-to-Consumer, Corporate functions, Networks and Discovery Digital Studios,
(ii) three leased offices across New York, New York, collectively used to support Corporate functions, U.S. Ad Sales, Networks, Direct-to-Consumer and Discovery Digital Studios,
(iii) two owned offices in Knoxville, Tennessee, used for general office and technology support space,
(iv) leased general office space in Miami, Florida, primarily used by our International Networks segment,
(v) leased general office space in Los Angeles, California, primarily used by our U.S. Networks segment, and
(vi) an owned technical facility in Sterling, Virginia, used to manage all technical aspects of the majority of our global linear and digital businesses.
For locations in New York, we plan to rationalize our overall real estate footprint as individual leases expire. For Miami, work is underway to reduce our real estate footprint within the existing building.
We also own and lease approximately 1.62 million square feet of building space at 79 locations outside of the U.S. In Poland, our TVN business unit has 24 locations including 299 thousand square feet of owned space and 536 thousand square feet that we lease. The TVN office locations are used for linear and digital news and entertainment content production, including studios, warehouse, production, technology, broadcasting and supporting office space, and are located primarily in Warsaw and Krakow. Other principal locations outside of the U.S. include the Office, Production and Playout space in the U.K. and France, and Office and Production space in Denmark, Norway, and Italy.
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
ITEM 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of Discovery, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 27, 2020.

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

Gunnar Wiedenfels Born September 6, 1977
Chief Financial Officer. Mr. Wiedenfels has served as our Chief Financial Officer since April 2017. Prior to joining Discovery, Mr. Wiedenfels served as Chief Financial Officer of ProSiebenSat.1 Media SE ("ProSieben") starting in 2015. Prior to that, he served as ProSieben's Deputy Chief Financial Officer from 2014 to 2015 and served as Chief Group Controller from 2013 to 2015. Previously, he served as ProSieben's Deputy Group Controller, responsible for group-wide budget planning, budget controlling, and management reporting and as Chief Financial Officer, National, where he had commercial responsibility for the group's German- speaking free TV segment. Before this, he worked as a management consultant and engagement manager at McKinsey & Company. In May 2019, Mr. Wiedenfels joined the supervisory board of SAP SE and serves as chairman of their audit committee.

Jean-Briac Perrette Born April 30, 1971
President and CEO of Discovery International. Mr. Perrette became CEO of Discovery International (formerly referred to as Discovery Networks International) in June 2016 and President of Discovery Networks International in March 2014. Prior to that, Mr. Perrette served as our Chief Digital Officer from October 2011 to February 2014. Mr. Perrette served in a number of roles at NBC Universal from March 2000 to October 2011, with the last being President of Digital and Affiliate Distribution.

Adria Alpert Romm Born March 2, 1955
Chief People and Culture Officer since April 2019. Ms. Romm served as our Chief Human Resources and Diversity Officer from March 2014 to March 2019. Prior to that, Ms. Romm served as our Senior Executive Vice President of Human Resources from March 2007 to February 2014. Ms. Romm served as Senior Vice President of Human Resources of NBC from 2004 to 2007. Prior to 2004, Ms. Romm served as a Vice President in Human Resources for the NBC TV network and NBC staff functions.

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

David Leavy Born December 24, 1969
Chief Corporate Operating Officer. Mr. Leavy served as our Chief Corporate Operations and Communications Officer from March 2016 to June 2019 and became our Chief Corporate Operating Officer in July 2019. Prior to that, Mr. Leavy served as our Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Business Operations from August 2015 to March 2016. From December 2011 to August 2015, Mr. Leavy served as our Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Affairs. Prior to that, Mr. Leavy served as our Executive Vice President, Communications and Corporate Affairs and has served in a number of other roles at Discovery since joining in March 2000.

Name	Position

Lori Locke Born August 23, 1963
Chief Accounting Officer. Ms. Locke joined Discovery as our Chief Accounting Officer in June 2019. Prior to joining Discovery, Ms. Locke served as Vice President, Corporate Controller and Principal Accounting Officer for Gannett Co., Inc. (“Gannett”), a media company, from June 2015 to May 2019. Before joining Gannett, Ms. Locke was Vice President and Corporate Assistant Controller for Leidos, Inc. (formerly SAIC, Inc.), a science, engineering and information technology company, from February 2013 to May 2015.

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
As of February 13, 2020, there were approximately 1,154, 63 and 1,705 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
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
Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”) and a peer group of companies (the "Peer Group"). The Peer Group is comprised of The Walt Disney Company, ViacomCBS, Inc. Class B common stock, Fox Corporation Class A common stock and AMC Networks Inc. Class A common stock. The graph assumes $100 originally invested on December 31, 2014 in each of our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stocks of the Peer Group, including reinvestment of dividends, for the years ended December 31, 2015, 2016, 2017, 2018 and 2019.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
DISCA	$100.00	$77.45	$79.57	$64.97	$71.83	$95.05
DISCB	$100.00	$73.01	$78.73	$66.99	$90.49	$97.94
DISCK	$100.00	$74.79	$79.42	$62.78	$68.44	$90.42
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Peer Group	$100.00	$109.12	$113.12	$116.83	$117.00	$151.28

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended December 31, 2019 (in millions, except per share amounts).

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	1,134,931	$24.77	1,134,931	$672,034,973
November 1, 2019 - November 30, 2019	4,974,403	$28.94	4,974,403	$528,062,205
December 1, 2019- December 31, 2019	5,487,478	$30.02	5,487,478	$363,320,925
Total	11,596,812		11,596,812

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

ITEM 6. Selected Financial Data.
The selected statement of operations data set forth below for each of the three years ended December 31, 2019 and the selected balance sheet information as of December 31, 2019 and 2018 have been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected financial data for each of the two years ended December 31, 2016 and 2015 and the selected balance sheet information as of December 31, 2017, 2016 and 2015 have been derived from financial statements not included in this Annual Report on Form 10-K.

	2019	2018	2017	2016	2015
Selected Statement of Operations Information:
Revenues	$11,144	$10,553	$6,873	$6,497	$6,394
Operating income	3,009	1,934	713	2,058	1,985
Net income (loss)	2,213	681	(313)	1,218	1,048
Net income (loss) available to Discovery, Inc.	2,069	594	(337)	1,194	1,034
Basic earnings (loss) per share available to Discovery, Inc. Series A, B and C common stockholders	$2.90	$0.86	$(0.59)	$1.97	$1.59
Diluted earnings (loss) per share available to Discovery, Inc. Series A, B and C common stockholders	$2.88	$0.86	$(0.59)	$1.96	$1.58
Weighted average shares outstanding:
Basic	529	498	384	401	432
Diluted	711	688	576	610	656
Selected Balance Sheet Information:
Cash and cash equivalents	$1,552	$986	$7,309	$300	$390
Total assets	33,735	32,550	22,555	15,672	15,803
Deferred income tax	1,691	1,811	319	467	495
Long-term debt:
Current portion	609	1,819	30	82	119
Long-term portion	14,810	14,974	14,755	7,841	7,616
Total liabilities	21,769	22,033	17,532	10,262	10,111
Redeemable noncontrolling interests	442	415	413	243	241
Equity attributable to Discovery, Inc.	9,891	8,386	4,610	5,167	5,451
Total equity	11,524	10,102	4,610	5,167	5,451

2019

•
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which requires lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and lease liability. The Company adopted ASU 2016-02 effective January 1, 2019 and such adoption resulted in recognition of operating lease right-of-use assets of $342 million and operating lease liabilities of $372 million. The operating lease right-of use assets recorded upon adoption were offset by prepaid and deferred rent balances and ASC 420 liabilities totaling approximately $30 million. In addition, capital lease obligations totaling $252 million as of December 31, 2018 (known as finance lease liabilities effective January 1, 2019) were reclassified from current and noncurrent debt to other components of current and noncurrent liabilities to conform with the new presentation. The adoption did not affect the pattern of expense recognition or cash flow presentation.

•
Discovery and BBC Studios dissolved their 50/50 joint venture, UKTV, a British multi-channel broadcaster ("UKTV"), with the Company taking full control of UKTV’s three lifestyle channels. Total net assets received in in the dissolution of UKTV was $396 million.

•	The Company recognized a goodwill impairment charge totaling $155 million for its Asia-Pacific reporting unit.
2018

•
In March 2018, Discovery acquired Scripps Networks. Scripps Networks is a wholly-owned subsidiary whose total assets and total revenues represented approximately 55% and 29%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2018.

•
In April 2018, Discovery sold an 88% controlling equity stake in its Education Business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill.

•	For the year ended December 31, 2018, Discovery incurred transaction and integration costs for the Scripps Networks acquisition of $110 million.
2017

•	Discovery recognized a goodwill impairment charge totaling $1.3 billion for its European reporting unit.

•
Discovery acquired a controlling interest in OWN from Harpo, increasing Discovery’s ownership stake from 49.50% to 73.99%. Discovery paid $70 million in cash and recognized a gain of $33 million to account for the difference between the carrying value and the fair value of the previously held 49.50% equity interest.

•
Discovery acquired a 67.5% controlling interest in MotorTrend Group LLC ("MTG") (then known as VTEN), a new joint venture with GoldenTree, in exchange for its contribution of the Velocity network. In April 2017, Discovery sold Raw and Betty to All3Media and recorded a loss of $4 million upon disposition.

•
Discovery incurred transaction and integration costs for the Scripps Networks acquisition of $79 million, including the $35 million charge associated with the modification of Advance/Newhouse's preferred stock.

•
In conjunction with the Scripps Networks acquisition, Discovery executed a number of new derivative instruments that were settled during September 2017, resulting in a $98 million and $12 million loss in connection with interest rate and foreign exchange contracts, respectively.

2016

•	The Company recorded an other-than-temporary impairment of $62 million related to its investment in Lionsgate.

•
Discovery acquired a minority interest in and formed a new joint venture, Group Nine Media Inc. ("Group Nine Media"), in exchange for contributions of $100 million and Discovery's digital network businesses Seeker and SourceFed, resulting in a gain of $50 million upon deconsolidation of the businesses ("Group Nine Transaction"). Discovery owns a 25% minority interest in Group Nine Media on an outstanding shares basis with a carrying value of $256 million.

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
A discussion of our results of operations and liquidity for fiscal 2018 compared to fiscal 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 1, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.corporate.discovery.com.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-TV, FTA and broadcast television, authenticated TVE applications, digital distribution arrangements, content licensing arrangements and DTC subscription products. For a discussion of our global portfolio of networks and joint ventures see our business overview set forth in Item 1, “Business” in this Annual Report on Form 10-K.
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
Our content spans genres including survival, natural history, exploration, sports, general entertainment, home, food and travel, heroes, adventure, crime and investigation, health and kids. We have an extensive library of high-definition content and own rights to much of our content and footage, which enables us to exploit our library to launch brands and services into new markets quickly. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Although the Company utilizes certain brands and content globally, we classify our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital distribution arrangements, and International Networks, consisting primarily of international television networks and digital distribution arrangements. In addition, Other consists principally of a production studio, and prior to the sale of the Education Business in April 2018, curriculum-based education products and services (See Note 3 to the accompanying consolidated financial statements.) Our segment presentation aligns with our management structure and the financial information management uses to make strategic and operating decisions, such as the allocation of resources and business performance assessments. For further discussion of our Company, segments in which we do business, and our content development activities and revenues, see our business overview set forth in Item 1, "Business" in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
The discussion below compares our actual results for the year ended December 31, 2019 to the year ended December 31, 2018, as well as our actual results for the year ended December 31, 2019 to pro forma combined results for the year ended December 31, 2018, as if the Scripps Networks acquisition occurred on January 1, 2017. Scripps Networks was acquired on March 6, 2018. Management believes reviewing our actual operating results in addition to combined pro forma results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined U.S. Networks, International Networks and Corporate and Inter-Segment Eliminations pro forma information is based on the historical operating results of the respective businesses as applicable to each segment and includes adjustments directly attributable to the prior year Scripps Networks acquisition as if it had occurred on January 1, 2017, such as:

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
Consolidated Results of Operations – 2019 vs. 2018
Our consolidated results of operations for 2019 and 2018 were as follows (in millions).

	Year Ended December 31,
	2019	2018
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change		Pro Forma Combined Change Ex-FX
Revenues:
Advertising	$6,044	$5,514	$425	$5,939	$530	10%	$105	2%	$203	3%
Distribution	4,835	4,538	178	4,716	297	7%	119	3%	237	5%
Other	265	501	20	521	(236)	(47)%	(256)	(49)%	(238)	(47)%
Total revenues	11,144	10,553	623	11,176	591	6%	(32)	—%	202	2%
Costs of revenues, excluding depreciation and amortization	3,819	3,935	205	4,140	(116)	(3)%	(321)	(8)%	(240)	(6)%
Selling, general and administrative	2,788	2,620	132	2,752	168	6%	36	1%	94	3%
Depreciation and amortization	1,347	1,398	(76)	1,322	(51)	(4)%	25	2%	85	7%
Impairment of goodwill	155	—	—	—	155	NM	155	NM	155	NM
Restructuring and other charges	26	750	10	760	(724)	(97)%	(734)	(97)%	(727)	(97)%
Gain on disposition	—	(84)	—	(84)	84	NM	84	NM	84	NM
Total costs and expenses	8,135	8,619	271	8,890	(484)	(6)%	(755)	(8)%	(549)	(6)%
Operating income	3,009	1,934	352	2,286	1,075	56%	723	32%	751	33%
Interest expense, net	(677)	(729)			52	(7)%
Loss on extinguishment of debt	(28)	—			(28)	NM
Loss from equity investees, net	(2)	(63)			61	(97)%
Other expense, net	(8)	(120)			112	(93)%
Income before income taxes	2,294	1,022			1,272	NM
Income tax expense	(81)	(341)			260	(76)%
Net income	2,213	681			1,532	NM
Net income attributable to noncontrolling interests	(128)	(67)			(61)	91%
Net income attributable to redeemable noncontrolling interests	(16)	(20)			4	(20)%
Net income available to Discovery, Inc.	$2,069	$594			1,475	NM
NM - Not meaningful

Revenues
Our advertising revenue is generated across multiple platforms and consists of consumer advertising, which is sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have a term of one year or less. Advertising revenue is dependent upon a number of factors, including the stage of development of television markets, the popularity of FTA television, the number of subscribers to our channels, viewership demographics, the popularity of our content and our ability to sell commercial time over a group of channels. Revenue from advertising is subject to seasonality, market-based variations, the mix in sales of commercial time between the upfront and scatter markets, and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved. We also generate revenue from the sale of advertising through our digital products on a stand-alone basis and as part of advertising packages with our television networks.
Advertising revenue increased 10% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, advertising revenue increased 12%. On a pro forma combined basis excluding the impact of foreign currency fluctuations, advertising revenue increased 3%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the increase was primarily a result of an increase of 3% and 4% at U.S. Networks and International Networks, respectively. Increases at U.S. Networks were attributable to increases in pricing, and to a lesser extent, the continued monetization of digital content offerings and inventory, partially offset by lower overall ratings and the secular declines in the pay television ecosystem. Increases at International Networks were primarily driven by the consolidation of the UKTV Lifestyle Business, growth in DTC initiatives and to a lesser extent, higher pricing in certain markets in Europe, partially offset by the impact of the Olympics in 2018.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing and other emerging forms of digital distribution. The largest component of distribution revenue is comprised of linear distribution services for rights to our networks from cable, DTH satellite and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks or content, the number of platforms covered in the distribution agreement, and the market demand for the content that we provide. From time to time, renewals of multi-year carriage agreements include significant year one market adjustments to re-set subscriber rates, which then increase at rates lower than the initial increase in the following years. In some cases, we have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks. Distribution revenue also includes fees charged for bulk content arrangements and other subscription services for episodic content. These digital distribution revenues are impacted by the quantity, as well as the quality, of the content we provide.
Distribution revenue increased 7% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, distribution revenue increased 9%. On a pro forma combined basis excluding the impact of foreign currency fluctuations, distribution revenue increased 5%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the increase was primarily a result of an increase of 5% at both U.S. Networks and International Networks. Increases at U.S. Networks were attributable to increases in contractual affiliate rates and additional carriage on virtual multichannel video programming distributors, partially offset by a decline in overall subscribers. Increases at International Networks were primarily attributable to the impact of certain content licensing arrangements in our Latin America business unit, higher affiliate rates in Europe and monetization of DTC initiatives in Europe and Asia.
We also generate other revenue associated with content production from our production studio. Prior to the sale of the Education Business in April 2018, we generated other revenue from curriculum-based products and services, the licensing of our brands for consumer products and third-party content sales.
Other revenue decreased 47% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, other revenue decreased 45%. On a pro forma combined basis excluding the impact of foreign currency fluctuations, other revenue decreased 47%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the decrease was primarily a result of decreases of 29% and 50% at U.S. Networks and International Networks, respectively. The decreases were primarily attributable to the impact of sublicensing of Olympics sports rights in 2018.
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”
Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs and manufacturing costs.

Costs of revenues decreased 3% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, costs of revenue decreased 1%. On a pro forma combined basis excluding the impact of foreign currency fluctuations, costs of revenue decreased 6%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the decrease was primarily a result of a decrease of 5% and 6% at U.S. Networks and International Networks, respectively. As reported content rights expense was $2.9 billion for each of the years ended December 31, 2019 and 2018. Decreases at U.S. Networks were primarily driven by lower content amortization due to content synergies related to the integration of Scripps Networks. Decreases at International Networks were primarily attributable to the impact of costs related to the Olympics in 2018, partially offset by higher investments in linear content and our DTC initiatives, and consolidation of the UKTV Lifestyle Business.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 6% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, selling, general and administrative increased 11%. On a pro forma combined basis excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 3%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the increase was primarily a result of an increase of 11% at International Networks, partially offset by a 3% decline at U.S. Networks. Increases at International Networks were primarily due to investments in technology and personnel as well as higher marketing expenses driven by subscriber acquisition costs for our DTC initiatives, partially offset by the Olympics and certain channel launches in Asia in 2018. Decreases at U.S. Networks were primarily driven by cost reductions in personnel, technology and professional services fees, partially offset by higher marketing expenses in support of our DTC initiatives.
Impairment of Goodwill
Goodwill impairment expense of $155 million was recorded during the year ended December 31, 2019. There was no goodwill impairment expense recorded for the year ended December 31, 2018. (See Note 7 to the accompanying consolidated financial statements.)
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased 4% for the year ended December 31, 2019. The decrease is primarily attributable to amortization related to the advertising revenue backlog intangible recorded as part of the acquisition of Scripps Networks, which had a one-year useful life and was fully amortized during the first quarter of 2019.
Restructuring and Other Charges
Restructuring and other charges were $26 million and $750 million for the years ended December 31, 2019 and 2018, respectively. The restructuring and other charges for the year ended December 31, 2018 included content impairments associated with changes in programming strategies, involuntary severance actions associated with the integration of Scripps Networks, costs associated with the termination of long-term programming arrangements, and lease exit costs.
Gain on Disposition
There was no gain on disposition for the year ended December 31, 2019. For the year ended December 31, 2018 there was a gain of $84 million due to the sale of a controlling stake in the Education Business in April 2018. (See Note 3 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense decreased 7% during the year ended December 31, 2019. The decrease was primarily attributable to interest income related to the change in fair value of the Company's cross currency swaps and an overall reduction in debt levels. (See Note 10 to the accompanying consolidated financial statements.)
Loss from Equity Investees, net
We reported losses from our equity method investees of $2 million for the year ended December 31, 2019 compared to losses of $63 million for the year ended December 31, 2018. The changes are attributable to the Company's share of earnings and losses from its equity investees. (See Note 4 to the accompanying consolidated financial statements.)

Other Expense, net
The table below presents the details of other income (expense), net (in millions).

	Year Ended December 31,
	2019	2018
Foreign currency gains (losses), net	$17	$(93)
(Losses) gains on derivative instruments	(52)	50
Remeasurement gain on previously held equity interest	14	—
Change in the value of common stock investments with readily determinable fair value	(26)	(88)
Gain on sale of equity method investments	13	—
Interest income	22	15
Other income (expense), net	4	(4)
Total other expense, net	$(8)	$(120)
Income Taxes
The following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2019		2018
U.S. federal statutory income tax provision	$482	21%	$215	21%
State and local income taxes, net of federal tax benefit	27	1%	10	1%
Effect of foreign operations	(21)	(1)%	111	11%
Change in uncertain tax positions	3	—%	37	3%
Legal entity restructuring, deferred tax impact	(445)	(19)%	—	—%
Impairment of goodwill	32	1%	—	—%
Renewable energy investments tax credits (See Note 4)	(1)	—%	(12)	(1)%
Noncontrolling interest adjustment	(30)	(1)%	(18)	(2)%
U.S. legislative changes	—	—%	(19)	(2)%
Non-deductible compensation	22	1%	20	2%
Other, net	12	1%	(3)	—%
Income tax expense	$81	4%	$341	33%

Income tax expense was $81 million and $341 million, and our effective tax rate was 4% and 33% for 2019 and 2018, respectively. The decrease in income tax expense for the year ended December 31, 2019 was primarily attributable to the discrete, one-time, non-cash deferred tax benefit of $445 million from legal entity restructurings discussed below. Additionally, the decrease in income tax expense was attributable to a decrease in the provision for uncertain tax positions and a decrease in the effect of foreign operations, which was mainly driven by the establishment of certain valuation allowances during the year ended December 31, 2018 that did not recur in 2019, and a tax benefit realized during the year ended December 31, 2019 from the final regulations related to the determination of the foreign tax credit released by the U.S. Treasury department and IRS in December 2019. This decrease was partially offset by an increase in income and the impact of a goodwill impairment charge that was non-deductible for tax purposes during the year ended December 31, 2019. Finally, the income tax expense for the year ended December 31, 2018 included a one-time discrete tax benefit from U.S. legislative changes that extended the accelerated deduction of qualified film productions.

We carried out numerous internal transactions during the year ended December 31, 2019 that were intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions included mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions have resulted in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions have also impacted our effective tax rate. For example, following our adoption of Accounting Standards Update 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform has a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; and several tax controversies have come to resolution. The net effect of the various changes in our deferred tax balances and related valuation allowances has been the recognition of a one-time, non-cash deferred income tax benefit of $445 million during the year ended December 31, 2019.
Segment Results of Operations – 2019 vs. 2018
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions, and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).
Effective January 1, 2019, our definition of Adjusted OIBDA was modified to exclude all employee share-based compensation, whereas only mark-to-market share-based compensation was previously excluded. Over time, the Company has moved to a higher percentage of equity-classified awards (in lieu of liability-classified awards, which require mark-to-market accounting) under its stock incentive plans and expects to continue this practice in future periods. Since most equity classified awards are non-cash expenses not entirely under management control, we have elected to exclude all share-based compensation from Adjusted OIBDA beginning in 2019. The revised definition of Adjusted OIBDA was used by our chief operating decision maker in evaluating segment performance in 2019. Accordingly, prior period amounts have been recast to reflect the current definition.
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

	Year Ended December 31,
	2019	2018	% Change
Net income available to Discovery, Inc.	$2,069	$594	NM
Net income attributable to redeemable noncontrolling interests	16	20	(20)%
Net income attributable to noncontrolling interests	128	67	91%
Income tax expense	81	341	(76)%
Income before income taxes	2,294	1,022	NM
Other expense, net	8	120	(93)%
Loss from equity investees, net	2	63	(97)%
Loss on extinguishment of debt	28	—	NM
Interest expense, net	677	729	(7)%
Operating income	3,009	1,934	56%
Gain on disposition	—	(84)	NM
Restructuring and other charges	26	750	(97)%
Impairment of goodwill	155	—	NM
Depreciation and amortization	1,347	1,398	(4)%
Employee share-based compensation	137	80	71%
Transaction and integration costs	26	110	(76)%
Settlement of a withholding tax claim	(29)	—	NM
Total Adjusted OIBDA	$4,671	$4,188	12%
Adjusted OIBDA:
U.S. Networks	4,117	3,500	18%
International Networks	1,057	1,077	(2)%
Other	4	3	33%
Corporate and inter-segment eliminations	(507)	(392)	29%
Total Adjusted OIBDA	$4,671	$4,188	12%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Year Ended December 31,
	2019	2018	% Change
Revenue:
U.S. Networks	$7,092	$6,350	12%
International Networks	4,041	4,149	(3)%
Other	11	54	(80)%
Corporate and inter-segment eliminations	—	—	NM
Total revenue	11,144	10,553	6%
Costs of revenues, excluding depreciation and amortization	3,819	3,935	(3)%
Selling, general and administrative (a)	2,654	2,430	9%
Adjusted OIBDA	$4,671	$4,188	12%
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

	Year Ended December 31,
	2019	2018
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Revenues:
Advertising	$4,245	$3,749	$356	$4,105	$496	13%	$140	3%
Distribution	2,739	2,456	156	2,612	283	12%	127	5%
Other	108	145	7	152	(37)	(26)%	(44)	(29)%
Total revenues	7,092	6,350	519	6,869	742	12%	223	3%
Costs of revenues, excluding depreciation and amortization	1,800	1,748	153	1,901	52	3%	(101)	(5)%
Selling, general and administrative	1,175	1,102	111	1,213	73	7%	(38)	(3)%
Total Adjusted OIBDA	4,117	3,500	255	3,755	617	18%	362	10%
Employee share-based compensation	—	(1)	—	(1)	1	NM	1	NM
Depreciation and amortization	950	985	(95)	890	(35)	(4)%	60	7%
Restructuring and other charges	15	322	5	327	(307)	(95)%	(312)	(95)%
Transactions and integration costs	—	14	—	14	(14)	NM	(14)	NM
Inter-segment eliminations	7	(2)	(5)	(7)	9	NM	14	NM
Operating income	$3,145	$2,182	$350	$2,532	$963	44%	$613	24%
Revenues
As reported advertising revenue increased 13% for the year ended December 31, 2019. On a pro forma combined basis, advertising revenue increased 3%. The increases for such periods were attributable to increases in pricing, and to a lesser extent, the continued monetization of digital content offerings and inventory, partially offset by lower overall ratings and secular declines in the pay television ecosystem. On an as reported basis, advertising revenue was additionally impacted by the prior year acquisition of Scripps Networks.
As reported distribution revenue increased 12% for the year ended December 31, 2019. On a pro forma combined basis, distribution revenue increased 5%. The increases for such periods were attributable to increases in contractual affiliate rates and additional carriage on virtual multichannel video programming distributors, partially offset by a decline in overall subscribers. On an as reported basis, distribution revenue was additionally impacted by the prior year acquisition of Scripps Networks. Total portfolio subscribers declined 5% for the year ended December 31, 2019, while subscribers to our fully distributed networks declined 3% for the same period.
As reported other revenue decreased $37 million. On a pro forma combined basis, other revenue decreased $44 million.
Costs of Revenues
As reported costs of revenues increased 3% for the year ended December 31, 2019, primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, costs of revenues decreased 5%, primarily driven by lower content amortization due to content synergies related to the integration of Scripps Networks. Content expense was $1.5 billion for the years ended December 31, 2019 and 2018, respectively. Pro forma combined content expense was $1.5 billion and $1.6 billion for the years ended December 31, 2019 and 2018, respectively. Content impairment is generally a component of costs of revenue on the consolidated statements of operations. However, during the year ended December 31, 2018, content impairments of $221 million were reflected as a component of restructuring and other charges as a result of the strategic programming changes following the acquisition of Scripps Networks. No content impairments were recorded as a component of restructuring and other charges during the year ended December 31, 2019.

Selling, General and Administrative
As reported selling, general and administrative expenses increased 7% for the year ended December 31, 2019, primarily due to the prior year acquisition of Scripps Networks. On a pro forma combined basis, selling, general and administrative expenses decreased 3%, primarily as a result of cost reductions in personnel, technology and professional services fees, partially offset by higher marketing expenses in support of our DTC initiatives.
Adjusted OIBDA
Adjusted OIBDA increased 18%, primarily due to the factors described above. On a pro forma combined basis, adjusted OIBDA increased 10%.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Year Ended December 31,
	2019	2018
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change		Pro Forma Combined Change Ex-FX
Revenues:
Advertising	$1,799	$1,765	$69	$1,834	$34	2%	$(35)	(2)%	$63	4%
Distribution	2,096	2,082	22	2,104	14	1%	(8)	—%	109	5%
Other	146	302	13	315	(156)	(52)%	(169)	(54)%	(152)	(50)%
Total revenues	4,041	4,149	104	4,253	(108)	(3)%	(212)	(5)%	20	—%
Costs of revenues, excluding depreciation and amortization	2,016	2,169	52	2,221	(153)	(7)%	(205)	(9)%	(126)	(6)%
Selling, general and administrative	968	903	27	930	65	7%	38	4%	95	11%
Total Adjusted OIBDA	1,057	1,077	25	1,102	(20)	(2)%	(45)	(4)%	51	5%
Depreciation and amortization	328	315	19	334	13	4%	(6)	(2)%	54	19%
Impairment of goodwill	155	—	—	—	155	NM	155	NM	155	NM
Restructuring and other charges	20	307	2	309	(287)	(93)%	(289)	(94)%	(282)	(93)%
Transaction and integration costs	—	3	—	3	(3)	NM	(3)	NM	(3)	NM
Inter-segment eliminations	20	18	4	22	2	11%	(2)	(9)%	(3)	(13)%
Settlement of a withholding tax claim	(29)	—	—	—	(29)	NM	(29)	NM	(29)	NM
Operating income	$563	$434	$—	$434	$129	30%	$129	30%	$159	37%
Revenues
As reported advertising revenue increased 2% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, advertising revenue increased 8%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, advertising revenue increased 4%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the increase was primarily driven by the consolidation of the UKTV Lifestyle Business, growth in DTC initiatives and, to a lesser extent, higher pricing in certain markets in Europe, partially offset by the impact of the Olympics in 2018.
As reported distribution revenue increased 1% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, distribution revenue increased 7%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, distribution revenue increased 5%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the increase was primarily attributable to the impact of certain content licensing arrangements in our Latin America business unit, higher affiliate rates in Europe and monetization of DTC initiatives in Europe and Asia.
As reported other revenue decreased $156 million for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, other revenue decreased $140 million. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, other revenue decreased $152 million. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the decrease in other revenue was primarily attributable to the impact of sublicensing of Olympics sports rights in 2018.

Costs of Revenues
As reported costs of revenues decreased 7% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, costs of revenues decreased 3%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, costs of revenues decreased 6%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the decrease was primarily attributable to the impact of costs related to the Olympics in 2018, partially offset by higher investments in linear content and our DTC initiatives and the consolidation of the UKTV Lifestyle Business. As reported content rights expense was $1.3 billion and $1.4 billion for the years ended December 31, 2019 and 2018, respectively. Content impairment is generally a component of costs of revenue on the consolidated statements of operations. However, during the year ended December 31, 2018, content impairments of $184 million were reflected as a component of restructuring and other charges as a result of the strategic programming changes following the acquisition of Scripps Networks. No content impairments were recorded as a component of restructuring and other charges during the year ended December 31, 2019.
Selling, General and Administrative
As reported selling, general and administrative expenses increased 7% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, selling, general, and administrative expenses increased 13%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 11%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, the increase was primarily due to investments in technology and personnel as well as higher marketing expenses driven by subscriber acquisition costs for our DTC initiatives, partially offset by the Olympics and certain channel launches in Asia in 2018.
Adjusted OIBDA
Adjusted OIBDA decreased 2% for the year ended December 31, 2019. Excluding the impact of foreign currency fluctuations, adjusted OIBDA increased 8%. On a pro forma combined basis, excluding the impact of foreign currency fluctuations, adjusted OIBDA increased 5%, primarily due to the factors above.
Other
The following table presents revenues, certain operating expenses, Adjusted OIBDA, and a reconciliation of Adjusted OIBDA to operating income (in millions) for Other.

	Year Ended December 31,
	2019	2018	% Change
Revenues	$11	$54	(80)%
Costs of revenues, excluding depreciation and amortization	1	17	(94)%
Selling, general and administrative	6	34	(82)%
Adjusted OIBDA	4	3	33%
Depreciation and amortization	—	2	NM
Restructuring and other charges	—	1	NM
Gain on disposition	—	(85)	NM
Inter-segment eliminations	(13)	(12)	8%
Operating income	$17	$97	(82)%
Subsequent to the sale of an 88% stake in the Education Business resulting in deconsolidation in 2018, Other only includes activities associated with intercompany sales of productions for our U.S. Networks segment.

Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including revenue, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2019	2018
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual Change		Pro Forma Combined Change
Costs of revenues, excluding depreciation and amortization	2	1	—	1	1	NM	1	NM
Selling, general and administrative	505	391	21	412	114	29%	93	23%
Adjusted OIBDA	(507)	(392)	(21)	(413)	(115)	29%	(94)	23%
Employee share-based compensation	137	81	1	82	56	69%	55	67%
Depreciation and amortization	69	96	—	96	(27)	(28)%	(27)	(28)%
Restructuring and other charges	(9)	120	3	123	(129)	NM	(132)	NM
Transaction and integration costs	26	93	(28)	65	(67)	(72)%	(39)	(60)%
Loss on disposition	—	1	—	1	(1)	NM	(1)	NM
Inter-segment eliminations	(14)	(4)	1	(3)	(10)	NM	(11)	NM
Operating loss	$(716)	$(779)	$2	$(777)	$63	(8)%	$61	(8)%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and transaction and integration costs related to the acquisition of Scripps Networks.
The Adjusted OIBDA decreased 29% in 2019 as compared to 2018. Excluding the impact of foreign currency fluctuations and on a pro forma combined basis adjusted OIBDA decreased 24%, the decreases were primarily due to transformation projects related to technology infrastructure and software development, facilities-related expenses due to real estate consolidation, and higher professional services fees.
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

The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

Consolidated	Year Ended December 31,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$6,044	$5,514	10%	12%
Distribution	4,835	4,538	7%	9%
Other	265	501	(47)%	(45)%
Total revenues	11,144	10,553	6%	8%
Costs of revenue, excluding depreciation and amortization	3,819	3,935	(3)%	(1)%
Selling, general and administrative expense	2,654	2,430	9%	11%
Adjusted OIBDA	$4,671	$4,188	12%	14%
The impact of foreign currency on the comparability of our financial results for International Networks is as follows (dollar amounts in millions):

International Networks	Year Ended December 31,
	2019	2018	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,799	$1,765	2%	8%
Distribution	2,096	2,082	1%	7%
Other	146	302	(52)%	(48)%
Total revenues	4,041	4,149	(3)%	3%
Costs of revenue, excluding depreciation and amortization	2,016	2,169	(7)%	(3)%
Selling, general and administrative expenses	968	903	7%	13%
Adjusted OIBDA	$1,057	$1,077	(2)%	8%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the year ended December 31, 2019, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2019, we had $1.6 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have demonstrated the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice. Access to sufficient capital from the public market is not assured.

•	Debt
2019 Senior Notes Activity
In 2019, Discovery Communications, LLC ("DCL") issued $1.5 billion aggregate principal of senior notes (the "2029 Notes and 2049 Notes"). All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company and Scripps Networks and contain certain covenants, events of default and other customary provisions.
2018 Senior Notes Activity
In connection with the Scripps Networks acquisition in 2018, the Company assumed $2.5 billion aggregate principal amount of the Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (together, the "Scripps Networks Senior Notes").

Pursuant to the Offering Memorandum and Consent Solicitation Statement to Exchange dated March 5, 2018, the Company completed the exchange of $2.3 billion aggregate principal amount of Scripps Networks Senior Notes, for $2.3 billion aggregate principal amount of DCL's 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025. The exchange was accounted for as a debt modification and, as a result, third-party issuance costs were expensed as incurred.
Revolving Credit Facility
The Company has access to a $2.5 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. As of December 31, 2019, the Company had no outstanding borrowings under the revolving credit facility. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by the Company.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of December 31, 2019, the Company was in compliance with all covenants and there were no events of default under the Credit Agreement.
Commercial Paper
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by the Company from time to time up to an aggregate principal amount outstanding at any given time of $1.5 billion, including up to $0.5 billion of euro denominated borrowings. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of December 31, 2019, the Company had no outstanding commercial paper borrowings. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility arrangement referenced above.
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
The Company acquired Golf Digest for $36 million in cash and acquired a controlling interest in Play Sports Group Limited for $41 million in cash. (See Note 3 to the accompanying consolidated financial statements.)
During 2018, Discovery completed the Scripps Networks acquisition for total consideration of $12.0 billion, including cash of $8.8 billion and stock of $3.2 billion. (See Note 3 to the accompanying consolidated financial statements.)
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 4 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. The Company contributed $254 million and $61 million for investments in and advances to our investees for the years ended December 31, 2019 and 2018, respectively. In addition, capital expenditures (net of proceeds from sale of assets) increased by $206 million during the year ended December 31, 2019.

•	Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $442 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to the Company. (See Note 11 to the accompanying consolidated financial statements.) Distributions to redeemable noncontrolling interests and noncontrolling interests totaled $250 million and $76 million for the years ended December 31, 2019 and 2018, respectively.

•	Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Additional information regarding contractual commitments to acquire content is set forth in "Commitments and Off-Balance Sheet Arrangements" in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

•	Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In April 2019, our Board of Directors authorized additional stock repurchases of up to $1 billion. Under this stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 12 to the accompanying consolidated financial statements.) During the year ended December 31, 2019, the Company repurchased 23.2 million shares of its Series C common stock for $633 million.

•	Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the year ended December 31, 2019, we made cash payments of $562 million and $708 million for income taxes and interest on our outstanding debt, respectively.

•	Debt
During 2019, the Company redeemed $900 million of senior notes and floating rate notes as they came due.
The Company used the net proceeds from the issuance of the 2029 Notes and 2049 Notes to redeem and repurchase $1.3 billion aggregate principal amount of senior notes. The repayment resulted in a loss on extinguishment of debt of $23 million.
The Company redeemed $411 million aggregate principal senior notes and made open market bond repurchases of $55 million during the year ended December 31, 2019, resulting in a loss on extinguishment of debt of $5 million.
The Company has $600 million of outstanding senior notes coming due in June 2020.
Cash Flows
Changes in cash and cash equivalents were as follows (in millions).

	Year Ended December 31,
	2019	2018
Cash and cash equivalents, beginning of period	$986	$7,309
Cash provided by operating activities	3,399	2,576
Cash used in investing activities	(438)	(8,593)
Cash used in financing activities	(2,357)	(283)
Effect of exchange rate changes on cash and cash equivalents	(38)	(23)
Net change in cash and cash equivalents	566	(6,323)
Cash and cash equivalents, end of period	$1,552	$986
Operating Activities
Cash provided by operating activities was $3.4 billion and $2.6 billion during the years ended December 31, 2019 and 2018, respectively. The increase was primarily attributable to an increase in net income excluding non-cash items following the acquisition of Scripps Networks, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash used in investing activities was $438 million and $8.6 billion during the years ended December 31, 2019 and 2018, respectively, which was primarily attributable to the acquisition of Scripps Networks in 2018. (See Note 3 to the accompanying consolidated financial statements.)

Financing Activities
Cash used in financing activities was $2.4 billion and $283 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, cash used in financing activities was primarily attributable to principal repayments of debt and the revolving credit facility, stock repurchases, and distributions to noncontrolling interests and redeemable noncontrolling interests, partially offset by the issuance of 10- and 30-year notes.
Capital Resources
As of December 31, 2019, capital resources were comprised of the following (in millions).

	December 31, 2019
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,552	$—	$—	$1,552
Revolving credit facility and commercial paper program (a)	2,500	1	—	2,499
Senior notes (b)	15,534	—	15,534	—
Program financing line of credit	26	—	10	16
Total	$19,612	$1	$15,544	$4,067
(a) There were no borrowings under the revolving credit facility or commercial paper program outstanding as of December 31, 2019.
(b) Interest on senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of December 31, 2019 had interest rates that ranged from 1.90% to 6.35% and will mature between 2020 and 2049.
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
As of December 31, 2019, we held $219 million of our $1.6 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted on December 22, 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Additional information regarding the changes in our outstanding indebtedness and the significant terms and provisions of our revolving credit facility and outstanding indebtedness is discussed in Note 8 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Obligations
As of December 31, 2019, our significant contractual obligations, including related payments due by period, were as follows (in millions).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$15,544	$609	$1,872	$2,990	$10,073
Interest payments	8,598	633	1,191	1,029	5,745
Finance lease obligations	278	56	95	66	61
Operating lease obligations	920	102	164	117	537
Content	5,230	1,633	1,057	1,157	1,383
Other	1,414	478	652	218	66
Total	$31,984	$3,511	$5,031	$5,577	$17,865
The above table does not include certain long-term obligations as the timing or the amount of the payments cannot be predicted. The current portion of the liability for cash-settled share-based compensation awards was $47 million as of December 31, 2019. Additionally, reserves for unrecognized tax benefits have been excluded from the above table because we are unable to predict reasonably the ultimate amount or timing of settlement. Our unrecognized tax benefits totaled $375 million as of December 31, 2019.
The above table also does not include DCL's revolving credit facility that, during the year ended December 31, 2019, allowed DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Borrowing capacity under this agreement is reduced by the outstanding borrowings under the commercial paper program (See Note 8 to the accompanying consolidated financial statements.) As of December 31, 2019, the revolving credit facility agreement provided for a maturity date of August 11, 2022 and the option for up to two additional 364-day renewal periods.
From time to time we may provide our equity method investees additional funding that has not been committed to as of December 31, 2019 based on unforeseen investee opportunities or cash flow needs. (See Note 4 to the accompanying consolidated financial statements.)
Long-term Debt
Principal payments on long-term debt reflect the repayment of our outstanding senior notes, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding senior notes are projected based on their contractual rate and maturity.
Finance Lease Obligations
We acquire satellite transponders and other equipment through multi-year finance lease arrangements. Principal payments on finance lease obligations reflect amounts due under our finance lease agreements. Interest payments on our outstanding finance lease obligations are based on the stated or implied rate in our finance lease agreements.
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
Put Rights
The Company has granted put rights to certain consolidated subsidiaries, which have been excluded from the table above since we are unable to reasonably predict the ultimate amount or timing of any payment.. The Company recorded the carrying value of the noncontrolling interest in the equity associated with the put rights as a component of redeemable noncontrolling interest in the amount of $442 million. (See Note 11 to the accompanying consolidated financial statements.)
Pension Obligations
We sponsor a qualified defined benefit pension plan (“Pension Plan”) that covers certain U.S.-based employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).
Contractual commitments summarized in the contractual obligations table include payments to meet minimum funding requirements of our Pension Plan in 2020 and estimated benefit payments for our SERP. Payments for the SERP have been estimated over a ten-year period. While benefit payments under these plans are expected to continue beyond 2029, we believe it is not practicable to estimate payments beyond this period.
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
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily our equity method investees and the Liberty Entities. Information regarding transactions and amounts with related parties is discussed in Note 21 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2019. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is material to reporting our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Uncertain Tax Positions
The Company is subject to income taxes in numerous U.S. and foreign jurisdictions. From time to time, the Company engages in transactions or takes filing positions in which the tax consequences may be uncertain and may recognize tax liabilities based on estimates of whether additional taxes and interest will be due. The Company establishes a reserve for uncertain tax positions unless the Company determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. The Company includes interest and where appropriate, potential penalties, in its tax reserves. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events including the status and results of income tax audits with the relevant tax authorities. Significant judgment is exercised in evaluating all relevant information, the technical merits of the tax positions, and the timely identification and accurate measurement of uncertain tax positions when determining the amount of reserve and whether positions taken on the Company's tax returns are more likely than not to be sustained. This also involves the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities.
Goodwill and Intangible Assets
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
We evaluate our goodwill for impairment annually as of October 1 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. If we believe that as a result of our qualitative assessment it is not more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is required. The quantitative impairment test requires significant judgment in determining the fair value of the reporting units. We determine the fair value of our reporting units by using a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method and the market multiple approach, which incorporates the use of EBITDA multiples based on market data. For the DCF method, we use projections specific to the reporting unit, as well as those based on general economic conditions, which require the use of significant estimates and assumptions. Determining fair value specific to each reporting unit requires the Company to exercise judgment when selecting the appropriate discount rates, control premiums, terminal growth rates, assumed tax rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, including revenue growth rates and profit margins. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long range plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions.
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

Given the limited headroom in the Asia-Pacific reporting unit, the Company closely monitored its results during 2019. During the third quarter, due to an increasingly challenging business environment in the Asia-Pacific region, which included 1) moderating revenue growth projections, 2) underperformance of certain sports investments, 3) heightened volatility in China and surrounding economies, and 4) a decline in Asia-Pacific stock price multiples for peer media companies, the Company believed the increased risk required it to perform an interim impairment test. The step 1 test utilized a DCF valuation methodology. Significant judgments and assumptions included the amount and timing of expected future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit were based on the reporting unit's budget and long-term business plan. The results of the step 1 test indicated that the carrying value of the net assets in the Asia-Pacific reporting unit exceeded its fair value.
In the second step of the impairment test, the Company hypothetically assigned the Asia-Pacific reporting unit's fair value to its individual assets and liabilities, including unrecognized intangible assets such as customer relationships and trade names, in a hypothetical purchase price allocation that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. The fair value estimates incorporated in step 2 for the hypothetical intangible assets were based on the excess earnings income approach for customer relationships and the relief-from-royalty method for trademarks. Key judgments made by management in step 2 of the impairment test included revenue growth rates, length of contract term, number of renewals, customer attrition rates, market-based royalty rates, and market-based tax rates. The step 2 impairment test indicated an implied fair value of goodwill of $40 million, which resulted in a pre-tax impairment charge of $155 million during the three months ended September 30, 2019.
In 2019, we performed a quantitative goodwill impairment test for our reporting units based on our policy of performing a quantitative impairment test every three years, irrespective of the outcome of the qualitative assessment. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 100 basis point change in the discount rate selected would not have impacted the test results. Additionally, the Company could reduce the terminal growth rate by 50 basis points, and the fair value of the Europe reporting unit would still exceed its carrying value.  As of December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $1.9 billion. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. Additionally, as the Europe reporting unit operates in foreign markets with various functional currencies and has significant U.S. dollar denominated assets, changes in foreign exchange rates that result in strengthening of the U.S. dollar may negatively impact the fair value of the reporting unit and the calculation of excess carrying value.
Content Rights
Content rights principally consist of television series, specials, films and sporting events. Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs and is capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year.
Linear content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. Digital content amortization for each period is recognized based on estimated viewing patterns as there are no direct revenues to associate to the individual content assets and therefore, number of views is most representative of the use of the title. Significant judgment is required to determine the useful lives and amortization patterns of the Company’s content assets.
Critical assumptions used in determining content amortization include: (i) the grouping of content by network and or genre, (ii) the application of a quantitative revenue forecast model based on the historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the revenue forecast model, (iv) assessing the accuracy of the Company's revenue forecasts and (v) incorporating secondary streams. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, the number of subscribers to our digital services, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary.

Consolidation
The Company has ownership and other interests in and contractual arrangements with various entities, including corporations, partnerships, and limited liability companies. For each such entity, the Company evaluates its ownership, other interests and contractual arrangements to determine whether it should consolidate the entity or account for its interest as an investment at inception and upon reconsideration events. As part of its evaluation, the Company initially determines whether the entity is a variable interest entity ("VIE"). Management evaluates key considerations through a qualitative and quantitative analysis in determining whether an entity is a VIE including whether (i) the entity has sufficient equity to finance its activities without additional financial support from other parties, (ii) the ability or inability to make significant decisions about the entity’s operations, and (iii) the proportionality of voting rights of investors relative to their obligations to absorb the expected losses (or receive the expected returns) of the entity. If the entity is a VIE and if the Company has a variable interest in the entity, the Company uses judgment in determining if it is the primary beneficiary and is thus required to consolidate the entity. In making this determination, the Company evaluates whether it or another party involved with the VIE (1) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of or receive benefits from the VIE that could be significant to the VIE.
If it is concluded that an entity is not a VIE, the Company considers its proportional voting interests in the entity and consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of substantive third-party participation rights. Key factors considered by the Company in determining the presence of substantive third-party participation rights include, but are not limited to, control of the board of directors, budget approval or veto rights, or operational rights that significantly impact the economic performance of the business such as programming, creative development, marketing, and selection of key personnel. Ownership interests in unconsolidated entities for which the Company has significant influence are accounted for as equity method.
Revenue Recognition
During 2018, we updated our revenue recognition policies in conjunction with our adoption of the new revenue recognition guidance as further described in Note 2 to the accompanying consolidated financial statements. As described in Note 2, the Company generates advertising revenues primarily from advertising sold on its television networks and websites and distribution revenues from fees charged to distributors of its network content, which include cable, direct-to-home satellite, telecommunications and digital service providers and bundled long-term content arrangements, as well as through DTC subscription services..
Revenue contracts with our advertising customers may include multiple distinct performance obligations. For example, linear and digital advertising contracts may include sponsorship, production, or product integration in addition to the airing of spots and the satisfaction of an audience guarantee. For such contracts, judgment is required in allocating the contract value to the individual performance obligations based on their relative standalone selling prices. Various factors such as prior transactions, rate cards and other market indicators are used to determine the standalone selling price of each performance obligation and accordingly, how much revenue is allocated to each performance obligation. For these contracts, revenue recorded when each performance obligation has been satisfied and value has been transferred to the customer.
A substantial portion of the advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. These advertising campaigns are considered to represent a single, distinct performance obligation. For such contracts, judgement is required in measuring progress across the Company’s single performance obligation. Various factors such as rate cards and audience guarantees are considered in determining how to appropriately measure progress across the campaigns. Revenues are ultimately recognized based on the audience level delivered multiplied by the average price per impression.
The Company also enters into certain distribution contracts with customers that include promises to deliver content libraries. There are generally two types of such arrangements: 1) content licensing arrangements that include subscription video on demand (“SVOD”) licensing arrangements and 2) digital DTC content (such as VOD and authenticated TVE applications) which is a performance obligation within our distribution arrangements. These contracts vary by customer and in certain instances include a promise to deliver existing content and new content. In these arrangements, the individual program titles delivered represent a distinct performance obligation.

For SVOD arrangements, which typically contain a fixed fee, revenue is allocated to each performance obligation based on that performance obligation's relative standalone selling price. If multiple individual program titles are included in the same licensing contract, each program is considered distinct, and therefore a separate performance obligation. Various factors such as the length of the license term, program exclusivity, and historical performance on our linear networks are used to determine the standalone selling price of each program and accordingly, how much revenue is allocated to each performance obligation. In contracts where existing individual program titles are delivered at the onset of the arrangement, revenue is recognized at that time based on the relative standalone selling price of additional individual program titles. More revenue is recognized during the contract term as additional performance obligations are satisfied via the delivery of these individual program titles. In the case of digital DTC content, content is regularly refreshed over the term of the agreement, as new titles are added and older titles are removed. Consequently, satisfaction of the performance obligations generally occurs in the same pattern as the delivery of the linear feed. The Company evaluates arrangements to assess whether there is material value associated with content delivered at the outset of a fixed price contract. If there is material value, then Company allocates contract consideration to those deliverables for purposes of revenue recognition.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our actual and potential borrowing activities. During the year ended December 31, 2019, we had access to a $2.5 billion revolving credit facility, which had no outstanding borrowings as of December 31, 2019. We also have access to a commercial paper program, which had no outstanding borrowings as of December 31, 2019. The interest rate on borrowings under the revolving credit facility is variable based on an underlying index and DCL's then-current credit rating for its publicly traded debt. The revolving credit facility matures in August 2022 and the option for up to two additional 364-day renewal periods. As of December 31, 2019, we had outstanding debt with a book value of $15.5 billion under various public senior notes with fixed interest rates.
Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. The Company may also enter into fixed rate forward starting swaps to limit the impact of volatility in interest rates for future issuances of fixed rate debt. As of December 31, 2019, the Company had entered into one forward starting interest rate swap agreement for future issuance of fixed rate debt.
As of December 31, 2019, the fair value of our outstanding public senior notes was $17.1 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from an adverse 100 basis-point change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.4 billion as of December 31, 2019.

Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Our International Networks segment operates from hubs in EMEA, Latin America and Asia. Cash is primarily managed from five global locations with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available from intercompany borrowings or drawdowns from our revolving credit facility. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely.
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
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity. Any increase or decrease in the value of the U.S. dollar against any foreign functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation gains or losses with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our net income (loss), other comprehensive income (loss) and equity with respect to our holdings solely as a result of changes in foreign currency.
The majority of our foreign currency exposure is to the Euro, Polish zloty, and the British Pound. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, certain intercompany transactions or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. The net fair market value of our foreign currency derivative instruments intended to hedge future cash flows held at December 31, 2019 was an asset value of $15 million. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2019. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
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
Market Values of Investments
In addition to derivatives, we had investments in entities accounted as equity method investments, equity investments, and other highly liquid instruments, such as money market and mutual funds, that are accounted for at fair value. The carrying values of investments in equity method investees, equity investments, and equity securities was $1.7 billion at December 31, 2019. Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Discovery, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Discovery, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed its annual impairment assessment date for goodwill and the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Reserves for Uncertain Tax Positions
As described in Notes 2 and 18 to the consolidated financial statements, the Company’s reserves for uncertain tax positions were $375 million as of December 31, 2019. Management establishes a reserve for uncertain tax positions unless management determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. As disclosed by management, significant judgment is exercised by management in evaluating all relevant information, the technical merits of the tax positions, and the timely identification and accurate measurement of uncertain tax positions when determining the amount of the reserve and whether positions taken on the Company’s tax returns are more likely than not to be sustained. This also involves the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities.
The principal considerations for our determination that performing procedures relating to reserves for uncertain tax positions is a critical audit matter are there was significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty when developing the reserves. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate relevant information, evaluating the technical merits of the tax positions as well as the timely identification and the accurate measurement of uncertain tax positions. Also, the evaluation of audit evidence available to support the tax liability for uncertain tax positions is complex and required significant auditor judgment as the nature of the evidence is often subjective and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, recognition, measurement, and completeness of uncertain tax positions. These procedures also included, among others (i) testing the information used in the calculation of the uncertain tax positions, including international and federal filing positions, and the related final tax returns and associated supporting documentation, (ii) testing the calculation of liability for uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained, as well as the likelihood of the possible estimated outcome, (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position, and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including the reasonableness of management’s assessment of whether uncertain tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, and the application of relevant tax laws.

Goodwill Quantitative Impairment Assessment for the European and Asia Pacific Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $13 billion as of December 31, 2019, and the goodwill associated with the European and Asia Pacific reporting units was $1.9 billion and $40 million, respectively. Management recorded a charge of $155 million for the impairment of goodwill related to the Asia Pacific reporting unit during the year ended December 31, 2019. The Company evaluates goodwill for impairment annually as of October 1 or earlier if an event or other circumstance indicates that it may not recover the carrying value of the asset. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. As disclosed by management, the fair value of reporting units for which management performed quantitative impairment tests were determined using a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method and the market multiple approach, which incorporates the use of EBITDA multiples based on market data. For the DCF method, management used projections specific to the reporting unit, as well as those based on general economic conditions, which require the use of significant estimates and assumptions. Determining fair value specific to each reporting unit required management to exercise judgment when selecting the appropriate discount rates, control premiums, terminal growth rates, assumed tax rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, including revenue growth rates and profit margins.
The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment assessment for the European and Asia Pacific reporting units is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related revenue growth rates, terminal growth rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill quantitative impairment assessment, including controls over the valuation of the Company’s reporting units, and controls over the development of the assumptions related to the valuation of the reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates of the European and Asia Pacific reporting units, evaluating the appropriateness of the discounted cash flow method, testing the completeness, accuracy and relevance of underlying data used in the method and evaluating the significant assumptions used by management, including revenue growth rates, terminal growth rates, and discount rates. Evaluating management’s assumptions related to revenue growth rates and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering the (i) current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating certain assumptions in the Company’s discounted cash flow method, including the discount rates and terminal growth rates.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2020
We have served as the Company’s auditor since 2008.

DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,552	$986
Receivables, net	2,633	2,620
Content rights, net	579	313
Prepaid expenses and other current assets	453	312
Total current assets	5,217	4,231
Noncurrent content rights, net	3,129	3,069
Property and equipment, net	951	800
Goodwill	13,050	13,006
Intangible assets, net	8,667	9,674
Equity method investments, including note receivable	568	935
Other noncurrent assets	2,153	835
Total assets	$33,735	$32,550
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$463	$325
Accrued liabilities	1,678	1,604
Deferred revenues	489	249
Current portion of debt	609	1,819
Total current liabilities	3,239	3,997
Noncurrent portion of debt	14,810	14,974
Deferred income taxes	1,691	1,811
Other noncurrent liabilities	2,029	1,251
Total liabilities	21,769	22,033
Commitments and contingencies (See Note 22)
Redeemable noncontrolling interests	442	415
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued, and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 5 and 6 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 161 and 160 shares issued; and 158 and 157 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 547 and 524 shares issued; and 360 shares outstanding	5	5
Additional paid-in capital	10,747	10,647
Treasury stock, at cost: 190 and 167 shares	(7,374)	(6,737)
Retained earnings	7,333	5,254
Accumulated other comprehensive loss	(822)	(785)
Total Discovery, Inc. stockholders’ equity	9,891	8,386
Noncontrolling interests	1,633	1,716
Total equity	11,524	10,102
Total liabilities and equity	$33,735	$32,550
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Advertising	$6,044	$5,514	$3,073
Distribution	4,835	4,538	3,474
Other	265	501	326
Total revenues	11,144	10,553	6,873
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	3,819	3,935	2,656
Selling, general and administrative	2,788	2,620	1,768
Depreciation and amortization	1,347	1,398	330
Impairment of goodwill	155	—	1,327
Restructuring and other charges	26	750	75
(Gain) loss on disposition	—	(84)	4
Total costs and expenses	8,135	8,619	6,160
Operating income	3,009	1,934	713
Interest expense, net	(677)	(729)	(475)
Loss on extinguishment of debt	(28)	—	(54)
Loss from equity investees, net	(2)	(63)	(211)
Other expense, net	(8)	(120)	(110)
Income (loss) before income taxes	2,294	1,022	(137)
Income tax expense	(81)	(341)	(176)
Net income (loss)	2,213	681	(313)
Net income attributable to noncontrolling interests	(128)	(67)	—
Net income attributable to redeemable noncontrolling interests	(16)	(20)	(24)
Net income (loss) available to Discovery, Inc.	$2,069	$594	$(337)
Net income (loss) per share available to Discovery, Inc. Series A, B and C common stockholders:
Basic	$2.90	$0.86	$(0.59)
Diluted	$2.88	$0.86	$(0.59)
Weighted average shares outstanding:
Basic	529	498	384
Diluted	711	688	576
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$2,213	$681	$(313)
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(15)	(189)	183
Available-for-sale securities	—	—	15
Pension plan and SERP	(10)	3	—
Derivatives	18	12	(20)
Comprehensive income (loss)	2,206	507	(135)
Comprehensive income attributable to noncontrolling interests	(127)	(67)	—
Comprehensive income attributable to redeemable noncontrolling interests	(17)	(20)	(25)
Comprehensive income (loss) attributable to Discovery, Inc.	$2,062	$420	$(160)
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss)	$2,213	$681	$(313)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Content rights amortization and impairment	2,853	3,288	1,910
Depreciation and amortization	1,347	1,398	330
Deferred income taxes	(504)	(131)	(199)
Impairment of goodwill	155	—	1,327
Share-based compensation expense	142	80	39
Equity in losses of equity method investee companies, net of cash distributions	62	138	223
Unrealized loss (gain) from derivative instruments, net	62	(15)	—
Loss on extinguishment of debt	28	—	54
Remeasurement gain on previously held equity interests	(14)	—	(34)
Realized (gain) loss from derivative instruments, net	(14)	—	98
(Gain) loss on disposition	—	(84)	4
Other, net	42	141	85
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(7)	(84)	(258)
Content rights and payables, net	(3,060)	(2,883)	(1,947)
Accounts payable and accrued liabilities	122	(74)	265
Prepaid income taxes and income taxes receivable	4	57	20
Foreign currency and other, net	(32)	64	25
Cash provided by operating activities	3,399	2,576	1,629
Investing Activities
Business acquisitions, net of cash acquired	(73)	(8,565)	(60)
Investments in and advances to equity investments	(254)	(61)	(444)
Purchases of property and equipment	(289)	(147)	(135)
Proceeds from dissolution of joint venture and sale of investments	125	—	—
Proceeds from (payments for) derivative instruments, net	54	(2)	(101)
Proceeds from sale of assets	4	68	—
Proceeds from dispositions, net of cash disposed	—	107	29
Distributions from equity method investees	—	1	77
Other investing activities, net	(5)	6	1
Cash used in investing activities	(438)	(8,593)	(633)
Financing Activities
Principal repayments of debt, including discount payment and premiums to par value	(2,658)	(16)	(650)
Borrowings from debt, net of discount and including premiums	1,479	—	7,488
Borrowings under term loan facilities	—	2,000	—
Principal repayments of term loans	—	(2,000)	—
Repurchases of stock	(633)	—	(603)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(250)	(76)	(30)
Principal repayments of revolving credit facility	(225)	(200)	(475)
Principal repayments of finance lease obligations	(44)	(50)	(33)
Hedge of borrowings from debt instruments	(18)	—	—
(Repayments) borrowings under program financing line of credit, net	(12)	22	—
Share-based plan (payments) proceeds, net	(2)	54	16
Commercial paper repayments, net	—	(5)	(48)
Borrowings under revolving credit facility	—	—	350
Other financing activities, net	6	(12)	(64)
Cash (used in) provided by financing activities	(2,357)	(283)	5,951
Effect of exchange rate changes on cash and cash equivalents	(38)	(23)	62
Net change in cash and cash equivalents	566	(6,323)	7,009
Cash and cash equivalents, beginning of period	986	7,309	300
Cash and cash equivalents, end of period	$1,552	$986	$7,309
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2016	99	$2	543	$5	$7,046	$(6,356)	$5,232	$(762)	$5,167	$—	$5,167
Net loss available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	(337)	—	(337)	—	(337)
Cumulative effect of accounting change - share-based payments	—	—	—	—	4	—	(4)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	177	177	—	177
Preferred stock modification	(82)	(2)	—	—	37	—	—	—	35	—	35
Repurchases of stock	(3)	—	—	—	—	(381)	(222)	—	(603)	—	(603)
Excess of fair value received over book value of equity contributed to redeemable noncontrolling interest	—	—	—	—	57	—	—	—	57	—	57
Cash settlement of common stock repurchase contracts	—	—	—	—	58	—	—	—	58	—	58
Share-based compensation	—	—	—	—	44	—	—	—	44	—	44
Tax settlements associated with equity based compensation	—	—	(1)	—	(30)	—	—	—	(30)	—	(30)
Issuance of stock in connection with share-based plans	—	—	5	—	79	—	1	—	80	—	80
Redeemable noncontrolling interest adjustment of redemption value	—	—	—	—	—	—	(38)	—	(38)	—	(38)
December 31, 2017	14	—	547	5	7,295	(6,737)	4,632	(585)	4,610	—	4,610
Cumulative effect of accounting changes	—	—	—	—	—	—	33	(26)	7	—	7
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	594	—	594	67	661
Other comprehensive loss	—	—	—	—	—	—	—	(174)	(174)	—	(174)
Share-based compensation	—	—	—	—	82	—	—	—	82	—	82
Tax settlements associated with equity based compensation	—	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of stock and noncontrolling interest in connection with the acquisition of Scripps Networks Interactive, Inc. ("Scripps Networks")	—	—	139	1	3,217	—	—	—	3,218	1,700	4,918
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(51)	(51)
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Issuance of stock in connection with share-based plans	—	—	5	1	71	—	—	—	72	—	72
December 31, 2018	14	—	691	7	10,647	(6,737)	5,254	(785)	8,386	1,716	10,102
Cumulative effect of accounting changes (See Note 2)	—	—	—	—	—	—	34	(30)	4	—	4
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	2,069	—	2,069	128	2,197
Other comprehensive loss	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Preferred stock conversion	(1)	—	22	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	73	—	—	—	73	—	73
Repurchases of stock	—	—	—	—	—	(637)	—	—	(637)	—	(637)
Settlement of common stock repurchase contract	—	—	—	—	5	—	—	—	5	—	5
Tax settlements associated with share-based plans	—	—	—	—	(22)	—	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(211)	(211)
Issuance of stock in connection with share-based plans	—	—	2	—	44	—	—	—	44	—	44
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(24)	—	(24)	—	(24)
December 31, 2019	13	$—	715	$7	$10,747	$(7,374)	$7,333	$(822)	$9,891	$1,633	$11,524
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery”, the “Company”, "we", "us" or "our") is a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated TVE applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer (DTC) subscription products. The Company also operates a production studio. The Company has organized its operations into two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services.
Basis of Consolidation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities ("VIE") for which the Company is the primary beneficiary.
For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an investment. As part of its evaluation, the Company makes judgments in determining whether the entity is a VIE and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 4.) If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights. Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments.
Intercompany accounts and transactions between consolidated entities have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, content rights, leases, depreciation and amortization, business combinations, share-based compensation, defined benefit plans, income taxes, other financial instruments, contingencies, and the determination of whether the Company should consolidate certain entities.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company’s international subsidiaries is the local currency. Financial statements of subsidiaries whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date for assets and liabilities and at average exchange rates for revenues and expenses for the respective periods. Cash flows from the Company's operations in foreign countries are generally translated at the weighted average rate for the applicable period in the consolidated statements of cash flows. Such translation adjustments are recorded in accumulated other comprehensive income.
We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Such transactions include affiliate and ad sales arrangements, content arrangements, equipment and other vendor purchases and intercompany transactions. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. We also record realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in other expense, net.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of 90 days or less.
Receivables
Receivables include amounts billed and currently due from customers and are presented net of an estimate for uncollectible accounts. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and reserves an amount that it estimates may not be collected. The Company does not require collateral with respect to trade receivables.
Content Rights
Content rights principally consist of television series, specials, films and sporting events. Content aired on the Company’s television networks and DTC subscription products is sourced from a wide range of third-party producers, wholly-owned and equity method investee production studios and sports associations. Content is classified either as produced, coproduced or licensed. The Company owns most or all of the rights to produced content. The Company collaborates with third parties to finance and develop coproduced content, and it retains significant rights to exploit the programs. Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Prepaid licensed content includes advance payments for rights to air sporting events that will take place in the future and advance payments for acquired films and television series.
Costs of produced and coproduced content consist of development costs, acquired and direct production costs, certain production overhead costs and participation costs and is capitalized if the Company has previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production costs. The Company records its costs but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the license period for the programs has commenced and the programs are available for air or the Company has paid for the programs. The Company pays in advance of delivery for certain television series, specials, films and sports rights, which are recognized as in-production produced, coproduced content or prepaid licensed content. Content distribution, advertising, marketing, general and administrative costs are expensed as incurred.
Linear content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. Digital content amortization for each period is recognized based on estimated viewing patterns as there are no direct revenues to associate to the individual content assets and therefore, number of views is most representative of the use of the title. Significant judgment is required to determine the useful lives and amortization patterns of the Company’s content assets. Quarterly, the Company prepares analyses to support its content amortization expense by network and by region. Critical assumptions used in determining content amortization include: (i) the grouping of content by network and or genre, (ii) the application of a quantitative revenue forecast model or viewership model based on the adequacy of a network's historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the revenue forecast model, (iv) assessing the accuracy of the Company's revenue forecasts and (v) incorporating secondary streams. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, the number of subscribers to our digital services, and program usage. Accordingly, the Company continually reviews revenue estimates and planned usage and revises its assumptions if necessary. As part of the Company's annual assessment in determining the film forecast model, the Company compares the calculated amortization rates to those that have been utilized during the year. If the calculated rates do not deviate materially from the applied amortization rates, no adjustment is recorded for the current year amortization expense. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each event or season based on the estimated relative value of each event or season.
The result of the revenue forecast model is either an accelerated method or a straight-line amortization method over the estimated useful lives of primarily two to four years for produced, coproduced and licensed content. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content generally commences when the license period begins and the program is available for use. Amortization of sports rights takes place when the content airs.

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
Equity Method Investments
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
For certain of the Company's equity method investments, such as investments in renewable energy limited liability companies where the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests, the Company's proportionate share of net earnings is accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology available under the equity method of accounting. When applying HLBV, the Company determines the amount that would be received if the investment were to liquidate all of its assets and distribute the resulting cash to the investors based on contractually defined liquidation priorities. The change in the Company's claim on the investee's book value in accordance with GAAP at the beginning and the end of the reporting period, after adjusting for any contributions or distributions, is the Company's share of the earnings or losses for the period.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See "Asset Impairment Analysis" below.)
Equity Investments with Readily Determinable Fair Values
Investments in entities or other securities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are recorded at fair value based on quoted market prices and are classified as equity securities or equity investments with readily determinable fair value. (See Note 4.) For equity securities with readily determinable fair value, realized gains and losses are recorded in other expense, net. (See Note 20.)
Equity Investments without Readily Determinable Fair Values
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and impairments. Internal use software costs are capitalized during the application development stage. Software costs incurred during the preliminary project and post implementation stages are expensed as incurred. Repairs and maintenance expenditures that do not enhance the use or extend the life of property and equipment are expensed as incurred. Depreciation for most property and equipment is recognized using the straight-line method over the estimated useful lives of the assets. (See Note 20.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use ("ROU") assets are included in "Other noncurrent assets" and operating lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in our December 31, 2019 consolidated balance sheet. Finance lease ROU assets are included in "Property and equipment, net" and finance lease liabilities are included in “Accrued liabilities” and “Other noncurrent liabilities” in our consolidated balance sheets.
A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for most of its leases. The incremental borrowing rate is based on the Company's U.S. dollar denominated senior unsecured borrowing curves using public credit ratings adjusted down to a collateralized basis using a combination of recovery rate and credit notching approaches and translated into major contract currencies as applicable.
The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company does not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. In addition, variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in measurement of ROU assets and lease liabilities. Lease expense for operating leases is recognized on a straight-line basis. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis.
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 or earlier if an event or other circumstance indicates that we may not recover the carrying value of the asset. (See Note 7.) If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. The Company performs a quantitative impairment test every three years, irrespective of the outcome of the Company's qualitative assessment. During 2019, the Company changed its annual impairment testing date from November 30 to October 1. The Company believes the new date is preferable because it aligns the impairment test with the budgeting and quarter-end closing processes. The Company determined it was impracticable to apply the change in accounting principle retrospectively because it could not determine the goodwill estimate for each reporting unit at the new annual goodwill impairment testing date without the use of hindsight. Accordingly, the Company applied the change in accounting principle prospectively. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge.
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
If a qualitative assessment indicates that it is more likely than not that the carrying value of an indefinite lived intangible asset exceeds its fair value, a quantitative impairment test is performed, which involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. (See Note 7.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets
Long-lived assets such as amortizing trademarks, customer lists, other intangible assets, and property and equipment are not required to be tested for impairment annually, but rather are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, an impairment loss would be recognized equal to the excess of the asset’s carrying value over its fair value, which is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. If the carrying value of the asset exceeds the fair value, an impairment loss would be recognized equal to the difference. Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and assumptions applied in determining fair value, which include reasonable discount rates, growth rates, market risk premiums and other assumptions about the economic environment.
Equity Method Investments and Equity Investments Without Readily Determinable Fair Value
Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. Equity method investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of loss from equity investees, net on the consolidated statements of operations.
For equity investments without readily determinable fair value, investments are recorded at cost, less impairment, adjusted for subsequent observable price changes as of the date that an observable transaction takes place. The Company performs a qualitative assessment on a quarterly basis to determine if an investment is impaired. If the qualitative assessment indicates that an investment is impaired, a loss is recorded equal to the difference between the fair value and carrying value in the current period as a component of other expense, net. (See Note 4.)
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
(3) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"); or
(4) an instrument with no hedging designation. (See Note 10.)
Cash Flow Hedges
The Company designates foreign currency forward and option contracts as cash flow hedges to mitigate foreign currency risk arising from third-party revenue and intercompany licensing agreements. The Company also designates interest rate contracts used to hedge the pricing for certain senior notes as cash flow hedges. For foreign exchange forward contracts accounted for as cash flow hedges, the ineffective portion (if any) is not separately recorded, as the entire change in the fair value of the forward contract is recorded in other comprehensive income (loss) and reclassified into the statement of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedges
The Company designates cross-currency swaps and foreign currency forward contracts as hedges of net investments in foreign operations. The Company assesses effectiveness for net investment hedges utilizing the spot-method. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded in the currency translation adjustment component of other comprehensive income. While the change in fair value attributable to hedge effectiveness remains in accumulated other comprehensive income (loss) until the net investment is sold or liquidated, the change in fair value attributable to components excluded from the assessment of hedge effectiveness (e.g., forward points, cross currency basis, etc.) is reflected as a component of interest expense, net in the current period.
Fair Value Hedges
For those derivative instruments designated as fair value hedges, the changes in fair value of the derivative instruments, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness are recorded in other expense, net.
No Hedging Designation
The Company may also enter into derivative financial instruments that do not qualify for hedge accounting and are not designated as hedges. These instruments are intended to mitigate economic exposures due to exogenous events and changes in foreign currency exchange rates and interest rates. The changes in fair value of derivatives not designated as hedges and the ineffective portion of derivatives designated as hedging instruments are recorded in other expense, net.
Financial Statement Presentation
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
Cash flows from designated derivative instruments used as hedges and the effective portion of those instruments are classified in the consolidated statements of cash flows in the same section as the cash flows of the hedged item. Cash flows from the ineffective portion of derivative instruments used as hedges, periodic settlement of interest on cross currency swaps, and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
The Company generates revenues principally from: (i) advertising revenue from advertising sold on its television networks, authenticated TVE applications and websites, (ii) distribution revenues from fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers and bundled long-term content arrangements, as well as through DTC subscription services and (iii) other revenue related to several items including: (a) unbundled rights to sales of network content, including sports rights, (b) production studios content development and services, (c) the licensing of the Company's brands for consumer products and (d) affiliate and advertising sales representation services.
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
Advertising
Advertising revenues are principally generated from the sale of commercial time on linear and digital platforms. A substantial portion of the linear and digital advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. On the linear platform, the Company provides a service to deliver an advertising campaign which is satisfied by the provision of a minimum number of advertising spots in exchange for a fixed fee over a contract period of one year or less. The Company delivers spots in accordance with these contracts during a variety of day parts and programs. In the agreements governing these advertising campaigns, the Company has also promised to deliver to its customers a guaranteed minimum number of viewers (“impressions”) on a specific television network within a particular demographic (e.g. men aged 18-35). These advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the audience level delivered multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced advertising revenue receivables may exceed the value of the audience delivery. As such, revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse, which is less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, the success of pilot programs, and market trends. Actual audience and delivery information is published by independent ratings services.
Digital advertising contracts typically contain promises to deliver guaranteed impressions in specific markets against a targeted demographic during a stipulated period of time. If the specified number of impressions is not delivered, the transaction price is reduced by the number of impressions not delivered multiplied by the contractually stated price per impression. Each promise is considered a separate performance obligation. For digital contracts with an audience guarantee, advertising revenues are recognized as impressions are delivered. Actual audience delivery is typically reported by independent third parties.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Although the delivery of linear feeds and digital DTC products, such as video-on-demand (“VOD”) and authenticated TVE applications, are considered distinct performance obligations within a distribution arrangement, on demand offerings generally match the programs that are airing on the linear network. Therefore, the Company recognizes revenue for licensing arrangements as the license fee is earned and based on continuous delivery for fixed fee contracts.
For DTC subscription services, the Company recognizes revenue as the license fee is earned over the subscription period.
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
Multiple Performance Obligations
Contracts with customers may include multiple distinct performance obligations. Advertising contracts may include sponsorship, production, or product integration in addition to the airing of spots and the satisfaction of an audience guarantee. For such contracts, the contract value is allocated to individual performance obligations and recorded as revenue when each performance obligation has been satisfied and value has been transferred to the customer. Distribution contracts also include multiple performance obligations. The Company also enters into certain distribution contracts that include promises to deliver content libraries. There are generally two types of such arrangements: 1) content licensing arrangements that include subscription video on demand (“SVOD”) licensing arrangements and 2) digital DTC content (such as VOD and authenticated TVE applications), which is a performance obligation within our linear distribution arrangements. These contracts vary by customer and in certain instances include a promise by the Company to deliver existing content and new content. For SVOD arrangements, revenue is allocated to each performance obligation based on that performance obligation's relative standalone selling price. In the case of VOD and digital DTC content, content is regularly refreshed over the term of the agreement, as new titles are added and older titles are removed. Consequently, satisfaction of the performance obligations generally occurs in the same pattern as the delivery of the linear feed.
Deferred Revenue
Deferred revenue consists of cash received for television advertising for which the guaranteed viewership has not been provided, product licensing arrangements in which fee collections are in excess of the license value provided, and advanced fees received related to the sublicensing of Olympic rights. The amounts classified as current are expected to be earned within the next year.
Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense
The Company has incentive plans under which performance-based restricted stock units (“PRSUs”), service-based restricted stock units (“RSUs”), stock options, and stock appreciation rights (“SARs”) are issued. In addition, the Company offers an Employee Stock Purchase Plan (the "ESPP"). Share-based compensation expense for all awards is recorded as a component of selling, general and administrative expense. Forfeitures for all awards are recognized as incurred. Excess tax benefits realized from the exercise of stock options and vested RSUs, PRSUs and the ESPP are reported as cash inflows from operating activities on the consolidated statements of cash flows.
PRSUs
Vesting for PRSUs is subject to satisfying objective operating performance conditions or a combination of objective and subjective operating performance conditions. Compensation expense for PRSUs is based on the fair value of the Company’s Series A and C common stock on the date of grant. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions or in situations where the executive is able to withhold taxes in excess of the minimum statutory requirement, is remeasured at fair value each reporting period until the date of conversion. Compensation expense for all PRSUs is recognized ratably, following a graded vesting pattern during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of the probability that the operating performance conditions will be achieved.
RSUs
Compensation expense for RSUs is based on the fair value of the award on the date of grant and is recognized ratably during the vesting period.
SARs and Stock Options
Compensation expense for SARs is based on the fair value of the award. Because certain SARs are cash-settled, the Company remeasures the fair value of these awards each reporting period until settlement. Compensation expense for SARs, including changes in fair value, is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche.
Compensation expense for stock options is based on the fair value of the award on the date of grant and is recognized ratably during the vesting period.
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
ESPP
The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the ESPP as share-based compensation expense.
Advertising Costs
Advertising costs are expensed as promotional services are delivered and are presented in selling, general and administrative expenses. Advertising costs paid to third parties totaled $390 million, $355 million and $162 million for 2019, 2018 and 2017, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates the Company expects to apply to taxable income in years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized. The Company also engaged in transactions that make the Company eligible for federal investment tax credits. The Company accounts for federal investment tax credits under the flow-through method, under which the tax benefit generated from an investment tax credit is recorded in the period the credit is generated.
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
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, more than 95% of distribution revenue comes from the 10 largest distributors. Agreements in place with the 10 largest cable and satellite operators with the U.S. Networks expire at various times from 2020 through 2024. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for 2019, 2018 or 2017. As of December 31, 2019 and 2018, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. In connection with the Company's hedge of certain investments classified as available-for-sale securities, the Company has pledged shares as collateral to the derivative counterparty. (See Note 4.) The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of December 31, 2019, no collateral has been posted by either party under these arrangements. As of December 31, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $225 million. (See Note 10.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The adoption of ASU 2016-02 resulted in recognition of operating lease right-of-use assets of $342 million (included in “Other noncurrent assets”) and operating lease liabilities of $372 million (included in “Accrued liabilities” and “Other noncurrent liabilities”). The operating lease right-of use assets recorded upon adoption were offset by prepaid and deferred rent balances and ASC 420 liabilities totaling approximately $30 million. In addition, capital lease obligations totaling $252 million as of December 31, 2018 (known as finance lease liabilities effective January 1, 2019) were reclassified from current and noncurrent debt to components of "Accrued liabilities" and "Other noncurrent liabilities" on the consolidated balance sheet to conform with the new presentation. The adoption did not affect the pattern of expense recognition, cash flow presentation, or the Company's ability to meet its financial covenants. See Note 9 for further information.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), which updates numerous requirements in U.S. GAAP, eliminates industry-specific guidance, and provides companies with a single model for recognizing revenue from contracts with customers. The core principle of Topic 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also addresses the accounting for costs incurred as part of obtaining or fulfilling a contract with a customer by adding ASC Subtopic 340-40, Other Assets and Deferred Costs: Contracts with Customers, and requiring that costs of obtaining a contract be recognized as an asset and amortized as goods and services are transferred to the customer, as long as the costs are expected to be recovered.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting and Reporting Pronouncements Not Yet Adopted
Content
In March 2019, the FASB issued ASU 2019-02, which generally aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350.  The Company adopted this ASU on January 1, 2020 and will apply the provisions prospectively. In connection with this adoption, the Company elected to treat all content rights as a noncurrent asset. As of December 31, 2019, $579 million was reflected as a current asset. There was no material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.
Goodwill
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the former two-step goodwill impairment test and eliminating the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value not to exceed the amount of goodwill recorded for that reporting unit. Goodwill impairment will no longer be measured as the excess of the carrying amount of goodwill over its implied fair value determined by assigning the fair value of a reporting unit to all of its assets and liabilities as if it had been acquired in a business combination. The Company adopted this ASU on January 1, 2020 and will apply the provisions prospectively to future goodwill impairment tests.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new, forward-looking “expected loss” model that would generally result in the earlier recognition of allowances for losses. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The Company will adopt this ASU on January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings. The effect on our consolidated financial statements and related disclosures is not expected to be material.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
UKTV - Lifestyle Business
On June 11, 2019, the Company and BBC Studios (“BBC”) dissolved their 50/50 joint venture, UKTV, a British multi-channel broadcaster, with the Company taking full control of UKTV’s three lifestyle channels (the “Lifestyle Business”) and BBC taking full control of UKTV’s seven entertainment channels (the "Entertainment Business"). Prior to the transaction, the Company held a note receivable from UKTV of $118 million, which was included in equity method investments in the Company’s consolidated balance sheets. (See Note 4.) Concurrent with the transaction, the note was settled.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To compensate Discovery for the note receivable and for the difference in fair value between the Lifestyle Business and the Entertainment Business retained by BBC, Discovery received cash of $88 million at closing and a note receivable from BBC of $130 million, payable in two equal installments in June 2020 and 2021. The Company used a market-based valuation model to determine the fair value of the previously held 50% equity method investment in the Lifestyle Business and recognized a gain of $5 million for the difference between the carrying value and the fair value of the of the previously held equity interest, which is included in other expense, net in the Company's consolidated statements of operations. (See Note 20.)
The Company applied the acquisition method of accounting to the Lifestyle Business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from broader exposure to the lifestyle entertainment sector in the U.K. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Intangible assets consist of electronic program guide slots and trademarks and have a weighted average useful life of 6 years. The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain liabilities assumed. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. As the Company finalizes the fair value of assets acquired and liabilities assumed, purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.
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

As described further in Note 6, in connection with the above transaction, the Company contemporaneously entered into a ten-year content licensing arrangement with BBC in exchange for license fees over the term.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scripps Networks
On March 6, 2018, Discovery acquired Scripps Networks. The acquisition of Scripps Networks allows the Company to offer complementary brands with an extensive library of original programming to consumers and to become a scale player with the ability to compete for audiences and advertising revenue. The acquisition is intended to extend Scripps Networks' content to a broader international audience through Discovery's global distribution infrastructure. Finally, the acquisition of Scripps Networks has created cost synergies for the Company.
The consideration paid for the acquisition of Scripps Networks consisted of the following:

(i)
for Scripps Networks shareholders that did not make an election or elected to receive the mixed consideration, $65.82 in cash and 1.0584 shares of Discovery Series C common stock for each Scripps Networks share,

(ii)	for Scripps Networks shareholders that elected to receive the cash consideration, $90.00 in cash for each Scripps Networks share,
(iii) for Scripps Networks shareholders that elected to receive the stock consideration, 3.9392 shares of Discovery Series C common stock for each Scripps Networks share, and
(iv) transaction costs that Discovery paid for costs incurred by Scripps Networks in conjunction with the acquisition.
The following table summarizes the components of the aggregate consideration paid for the acquisition of Scripps Networks (in millions of dollars and shares, except for per share amounts, share conversion ratio and stock option conversion ratio).

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

	Preliminary	Measurement Period Adjustments	Final
Accounts receivable	$783	$—	$783
Other current assets	421	(9)	412
Content rights	1,088	(14)	1,074
Property and equipment	315	—	315
Goodwill	6,003	154	6,157
Intangible assets	9,175	—	9,175
Equity method investments, including note receivable	870	(157)	713
Other noncurrent assets	111	4	115
Current liabilities assumed	(494)	(105)	(599)
Debt assumed	(2,481)	—	(2,481)
Deferred income taxes	(1,695)	123	(1,572)
Other noncurrent liabilities	(383)	4	(379)
Noncontrolling interests	(1,700)	—	(1,700)
Total consideration paid	$12,013	$—	$12,013

The table below presents a summary of intangible assets acquired and weighted average estimated useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trademarks and trade names	$1,225	10
Advertiser relationships	4,995	10
Advertising backlog	280	1
Affiliate relationships	2,455	12
Broadcast licenses	220	6
Total intangible assets acquired	$9,175

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

Intangible assets	$295
Content rights	176
Accounts receivable	84
Other assets	26
Other liabilities	(218)
Net assets acquired	$363
Goodwill	124
Remeasurement gain on previously held equity interest	(33)
Carrying value of previously held equity interest	(329)
Redeemable noncontrolling interest (Note 11)	(55)
Cash consideration transferred	$70

MotorTrend Group
On September 25, 2017, the Company contributed its linear cable network focused on cars and motor sports, Velocity, to a new joint venture MotorTrend Group, LLC ("MTG"), formally VTEN with GoldenTree Asset Management L.P. ("GoldenTree"). GoldenTree's contributions to the joint venture included businesses from The Enthusiast Network, Inc. ("TEN"), primarily MotorTrend.com, the MotorTrend YouTube channel and the MotorTrend OnDemand OTT service. TEN did not contribute its print businesses to the joint venture. The joint venture has a portfolio of digital content, social groups, live events and original content focused on the automotive audience. In exchange for their contributions, Discovery and GoldenTree received 67.5% and 32.5% ownership of the new joint venture, respectively. GoldenTree's 32.5% noncontrolling interest in the joint venture is presented as redeemable noncontrolling interest outside of permanent equity. (See Note 11.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill	$75
Intangible assets	53
Property plant and equipment, net	17
Other assets acquired	6
Liabilities assumed	(7)
Net assets acquired	$144

Other
Magnolia Discovery Ventures
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
Upon formation of Magnolia, Discovery received a 75% ownership interest in the joint venture. In exchange for providing services and exclusivity to the joint venture, the Gaines received a 25% ownership interest in the joint venture, a put right after 6.5 years at fair value, the potential for an additional 5% incentive equity interest, and certain guaranteed payments. Discovery consolidated the joint venture under the voting interest consolidation model. Payments to the Gaines for rendering services in their capacity as the Chief Creative Officers of the joint venture will be accounted for as liability-classified share-based awards to non-employees as services are rendered.
Golf Digest
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Play Sports Group Limited
On January 8, 2019, the Company paid $41 million in cash to acquire a controlling interest in Play Sports Group Limited ("PSG"), increasing Discovery's ownership stake from 20.1% to 70.7%. The Company recognized a gain of $8 million, which represents the difference between the carrying value and the fair value of the previously held 20.1% equity method investment. The gain is included in other expense, net in the Company's consolidated statement of operations. (See Note 20.) The Company consolidated PSG under the voting interest model upon the closing of the transaction and as a result, the accounting for PSG was changed from an equity method investment to a consolidated subsidiary. The Company applied the acquisition method of accounting to PSG, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The Company recorded net assets of $79 million, including cash of $19 million, other net working capital liabilities of $6 million, intangible assets of $29 million, and goodwill of $37 million. Intangible assets consist of trademarks and trade names, advertiser relationships, affiliate backlog and broadcast licenses and have a weighted average useful life of 10 years. The goodwill reflects the workforce and synergies expected from broader exposure to the cycling entertainment sector. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Additionally, the Company recorded a redeemable noncontrolling interest of $25 million. (See Note 11.)
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

2.	Impacts of debt financing, including interest for debt issued and amortization associated with the fair value adjustments of debt assumed;

3.	The movement and allocation of all acquisition-related costs incurred during the year ended December 31, 2018 to the year ended December 31, 2017;

4.	Associated tax-related impacts of adjustments; and

5.	Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the acquisition of Scripps Networks had taken place on January 1, 2017, nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company's historical financial information on a supplemental pro forma basis (in millions). The following table presents the Company's pro forma combined revenues and net income (in millions, except per share value). Pro forma results for the year ended December 31, 2019 are not presented below because the results for Scripps Networks are included in the Company's December 31, 2019 consolidated statement of operations.

	Year Ended December 31,
	2018	2017
Revenues	$11,176	$10,790
Net income (loss) available to Discovery, Inc.	823	(329)
Net income (loss) per share - basic	1.15	(0.46)
Net income (loss) per share - diluted	1.15	(0.47)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of Business Combination
The operations of Scripps Networks discussed above were included in the consolidated financial statements as of the acquisition date of March 6, 2018. The following table presents the revenue and earnings for Scripps Networks as reported within the consolidated financial statements (in millions).

Year Ended December 31, 2018
Revenues:
Advertising	$2,163
Distribution	795
Other	90
Total revenues	$3,048
Net income (loss) available to Discovery, Inc.	$204

Dispositions
Education Business
In 2018, the Company sold an 88% controlling equity stake in its education business to Francisco Partners for a sale price of $113 million. The Company recorded a gain of $84 million based on net assets disposed of $44 million, including $40 million of goodwill. The impact of the education business on the Company's income before income taxes was a loss of $2 million for the year ended December 31, 2018. Discovery retained a 12% ownership interest in the education business, which is accounted for as an equity method investment. (See Note 4.) Discovery has long-term trade name license agreements with the education business that are royalty arrangements at fair value.
Raw and Betty Studios, LLC
In 2017, the Company sold Raw and Betty to All3Media. All3Media is a U.K. based television, film and digital production and distribution company. The Company owns 50% of All3Media and accounts for its investment in All3Media under the equity method of accounting. The Company recorded a loss of $4 million for the disposition of these businesses for the year ended December 31, 2017. The loss on disposition of Raw and Betty resulted from the disposition of net assets of $38 million, including $30 million of goodwill. The impact to the Company's income before income taxes for Raw and Betty through the date of sale was a loss of $4 million for the year ended December 31, 2017. Raw and Betty were components of the studios operating segment reported with Other.
NOTE 4. INVESTMENTS
The Company’s investments consisted of the following (in millions).

		December 31,
Category	Balance Sheet Location	2019	2018
Equity method investments:
Equity investments	Equity method investments	$568	$841
Note receivable	Equity method investments	—	94
Equity investments:
Common stock investments with readily determinable fair values	Other noncurrent assets	51	77
Equity investments without readily determinable fair value	Other noncurrent assets	514	379
Total investments		$1,133	$1,391

Equity Method Investments
The Company makes investments that support its underlying business strategy and enable it to enter new markets and develop programming.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated VIEs
Certain of the Company's equity method investments are VIEs, for which the Company is not the primary beneficiary. As of December 31, 2019, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $246 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $160 million and $528 million as of December 31, 2019 and December 31, 2018, respectively. The Company recognized its portion of VIE operating results with net losses and impairments of $14 million, $52 million, and $182 million for 2019, 2018 and 2017, respectively, in loss from equity investees, net on the consolidated statements of operations.
UKTV
The Company acquired a 50% ownership interest in UKTV, a British multi-channel broadcaster jointly owned with BBC Studios (“BBC”), as part of the acquisition of Scripps Networks. In June 2019, the Company and BBC dissolved UKTV with the Company taking full control of the Lifestyle Business and BBC taking full control of the Entertainment Business. (See Note 3.) As of December 31, 2018, the Company’s investment in UKTV totaled $386 million, including a note receivable of $94 million.
nC+
The Company acquired a 32% ownership interest in nC+, a Polish satellite distributor of television content, as part of the acquisition of Scripps Networks. nC+ is controlled by Group Canal+ S.A, a French broadcaster. The Company applies the equity method of accounting to its 32% investment in nC+ ordinary shares, which provide the ability to exercise significant influence over the operating and financial policies of nC+. The Company's investment in nC+ totaled $182 million and $180 million as of December 31, 2019 and 2018, respectively.
Renewable Energy Investments
During the years ended December 31, 2019, 2018 and 2017, the Company invested $4 million, $17 million and $322 million, respectively, in limited liability companies that sponsor renewable energy projects related to solar energy. As of December 31, 2019 and 2018, the Company's carrying value of renewable energy investments was $92 million and $89 million, respectively. As of December 31, 2019, the Company had no future funding commitments for these investments.
These investments are considered VIEs of the Company and are accounted for under the equity method of accounting. While the Company possesses rights that allow it to exercise significant influence over the investments, the Company does not have the power to direct the activities that will most significantly impact their economic performance, such as the investee's ability to obtain sufficient customers or control solar panel assets. Once a stipulated return on investment is earned by the Company, the investment allocations to the Company are significantly reduced. Accordingly, the Company applies the HLBV methodology for allocating earnings. The Company accounts for investment tax credits utilizing the flow through method. The following table presents renewable energy investments losses and associated tax benefits (in millions).

	Consolidated Statements of Operations Classification	Year Ended December 31,
Renewable Energy Investments		2019	2018	2017
Income (loss) on renewable energy investments	Loss from equity investees, net	$13	$(11)	$(251)

Tax impact:
Equity passive (income) loss	Income tax expense	$(3)	$2	$83
Investment tax credits	Income tax expense	—	12	211
Total tax (expense) benefit		$(3)	$14	$294

Other Equity Method Investments
At December 31, 2019 and 2018, the Company's other equity method investments included production companies such as All3Media, a Russian cable television business, Mega TV in Chile, certain joint ventures in Canada, and HGTV and Food Network Magazines. The Company recorded impairment losses of $4 million and $29 million for the years ended December 31, 2019 and 2018, respectively, because the change in value was considered other-than-temporary. The impairment losses are reflected as a component of loss from equity investees, net on the Company's consolidated statement of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investor Basis Differential
With the exception of UKTV prior to the dissolution discussed in Note 3 and nC+, the carrying values of the Company’s remaining equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the Scripps Networks purchase price associated with the investments in UKTV and nC+ was attributed to amortizable intangible assets, which are included in their carrying values. Earnings from these equity investees were reduced by the amortization of these intangibles by $18 million and $27 million during the year ended December 31, 2019 and the period from March 6, 2018 to December 31, 2018, respectively. Amortization that reduces the Company's equity in earnings of equity method investees for future periods is expected to be $59 million.
Significant Subsidiaries
The table set forth below presents selected financial information for investments accounted for under the equity method. Because renewable energy projects discussed above are accounted for under the HLBV equity method of accounting, the Company's equity method losses do not directly correlate with the GAAP results of the investees presented below. The selected statement of operations information for each of the three years ended December 31, 2019, 2018, and 2017 and the selected balance sheet information as of December 31, 2019 and 2018 is summarized in the table below (in millions).

	Year Ended December 31,
Selected Statement of Operations Information:	2019	2018	2017
Revenues	$3,013	$3,140	$1,780
Cost of sales	2,026	1,973	1,100
Operating income	987	847	76
Pre-tax income from continuing operations before extraordinary items	56	180	16
After-tax net income (loss)	4	96	(27)
Net income (loss) attributable to the entity	4	96	(27)

	December 31,
Selected Balance Sheet Information:	2019	2018
Current assets	$1,675	$1,855
Noncurrent assets	2,563	2,465
Current liabilities	1,159	1,398
Noncurrent liabilities	1,414	1,334
Equity	1,665	1,588

Common Stock Investments with Readily Determinable Fair Value
The Company owns shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Upon the adoption of ASU 2016-01 on January 1, 2018, the shares are measured at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses recorded are in other expense, net, as the shares have a readily determinable fair value and the Company has the intent to retain the investment. (See Note 20.) The Company recorded a transition adjustment to reclassify accumulated other comprehensive income associated with Lionsgate shares in the amount of $26 million, net of tax, to retained earnings. Previously, amounts were recorded as a component of other comprehensive income.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized gains and losses related to the Company's common stock investments with readily determinable fair values for the years ended December 31, 2019 and 2018 are summarized in the table below (in millions).

	Year Ended December 31,
	2019	2018
Net losses recognized during the period on equity securities	$(26)	$(88)
Less: Net losses recognized on equity securities sold	—	—
Unrealized losses recognized during reporting period on equity securities still held at the reporting date	$(26)	$(88)

The Company hedged 50% of the Lionsgate shares with an equity collar (the “Lionsgate Collar”) and pledged those shares as collateral to the derivative counterparty. Upon adoption of ASU 2016-01, the Lionsgate Collar no longer receives the hedge accounting designation and as such, all changes in the fair value of the Lionsgate Collar are reflected as a component of other expense, net on the consolidated statements of operations. (See Note 10.) During the year ended December 31, 2019, tranche 1 of the Lionsgate Collar, which covered one-third of the hedged shares, was settled. The Company received cash of $18 million upon settlement.
Equity investments without readily determinable fair values assessed under the measurement alternative
The Company's equity investments without readily determinable fair values assessed under the measurement alternative as of December 31, 2019 primarily include its 25% minority interest in Group Nine Media on an outstanding shares basis recorded at $256 million. Discovery has significant influence through its voting rights in the preferred stock of Group Nine Media, however, this ownership interest has liquidation preferences that do not allow the investment to meet the definition of in-substance common stock. The Company accounts for its ownership interest in Group Nine Media as an equity investment without a readily determinable fair value assessed under the measurement alternative. The Company also has similar investments in an educational website, an electric car racing series and certain investments to enhance the Company's digital distribution strategies.
For the year ended December 31, 2019, the Company invested $136 million in various equity investments without readily determinable fair values, including a $45 million investment in Group Nine Media. The Company concluded that its other equity investments without readily determinable fair values had increased $9 million in fair value as of December 31, 2019 as the result of observable price changes in orderly transactions for the identical or similar investment of the same issuer.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$10	$—	$10
Equity securities:
Money market funds	Cash and cash equivalents	300	—	—	300
Mutual funds	Prepaid expenses and other current assets	11	—	—	11
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	192	—	—	192
Company-owned life insurance contracts	Other noncurrent assets	—	45	—	45
Total		$503	$59	$—	$562
Liabilities
Deferred compensation plan	Accrued liabilities	$24	$—	$—	$24
Deferred compensation plan	Other noncurrent liabilities	209	—	—	209
Total		$233	$—	$—	$233

		December 31, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Money market funds	Cash and cash equivalents	$286	$—	$—	$286
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	15	—	15
Mutual funds	Other noncurrent assets	158	—	—	158
Company-owned life insurance contracts	Other noncurrent assets	—	30	—	30
Total		$457	$45	$—	$502
Liabilities
Deferred compensation plan	Accrued liabilities	$37	$—	$—	$37
Deferred compensation plan	Other noncurrent liabilities	178	—	—	178
Total		$215	$—	$—	$215
Equity securities include money market funds, investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans, and company-owned life insurance contracts. (See Note 16.) The fair value of Level 1 equity securities was determined by reference to the quoted market price per share in active markets multiplied by the number of shares held without consideration of transaction costs. The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. (See Note 16.) Company-owned life insurance contracts are recorded at their cash surrender value, which approximates fair value (Level 2).
The Company's derivative financial instruments are discussed in Note 10.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility, finance leases and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of December 31, 2019 and 2018. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $17.1 billion and $16.3 billion as of December 31, 2019 and 2018, respectively.
NOTE 6. CONTENT RIGHTS
The following table presents the components of content rights (in millions).

	December 31,
	2019	2018
Produced content rights:
Completed	$6,976	$5,609
In-production	582	612
Coproduced content rights:
Completed	882	682
In-production	50	53
Licensed content rights:
Acquired	1,101	1,007
Prepaid (a)	249	154
Content rights, at cost	9,840	8,117
Accumulated amortization	(6,132)	(4,735)
Total content rights, net	3,708	3,382
Current portion	(579)	(313)
Noncurrent portion	$3,129	$3,069

a) Prepaid licensed content rights includes payments for rights to the Olympic Games of $163 million that are reflected as current content rights and $65 million that are reflected as noncurrent content rights on the consolidated balance sheet as of December 31, 2019 and 2018, respectively.
Contemporaneous with the UKTV transaction with BBC described in Note 3, the Company entered into a ten-year content licensing arrangement with BBC in exchange for license fees over the term. The Company capitalized $116 million of content assets for the year ended December 31, 2019 for the programs in which the license period has commenced and the programs are available for air or the Company has paid for the programs. The content assets are recorded as acquired content rights.
Content expense consisted of the following (in millions).

	Year Ended December 31,
	2019	2018	2017
Content amortization	$2,786	$2,858	$1,878
Other production charges	412	471	310
Content impairments	67	430	32
Total content expense	$3,265	$3,759	$2,220

Content expense is generally a component of costs of revenue on the consolidated statements of operations. No content impairments were recorded as a component of restructuring and other charges during the years ended December 31, 2019 and December 31, 2017. Content impairments of $405 million for the year ended December 31, 2018 were due to the strategic programming changes following the acquisition of Scripps Networks and are reflected in restructuring and other charges as further described in Note 17.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the Company estimates that approximately 96% of unamortized costs of content rights, excluding content in-production and prepaid licenses, will be amortized within the next three years. As of December 31, 2019, the Company will amortize $1.5 billion of the above unamortized content rights, excluding content in-production and prepaid licenses, during the next twelve months.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	U.S. Networks	International Networks	Other	Total
December 31, 2017	$5,478	$1,555	$40	$7,073
Acquisitions (Note 3)	5,319	802	—	6,121
Dispositions (Note 3)	—	—	(40)	(40)
Foreign currency translation and other adjustments	(12)	(136)	—	(148)
December 31, 2018	$10,785	$2,221	$—	$13,006
Acquisitions (Note 3)	3	191	—	194
Impairment of goodwill	—	(155)	—	(155)
Foreign currency translation and other adjustments	25	(20)	—	5
December 31, 2019	$10,813	$2,237	$—	$13,050

The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.5 billion and $1.3 billion as of December 31, 2019 and 2018, respectively. The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of December 31, 2019 and 2018.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2019			December 31, 2018
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	10	$1,708	$(515)	$1,193	$1,669	$(342)	$1,327
Customer relationships	10	9,446	(2,408)	7,038	9,455	(1,501)	7,954
Other	8	400	(128)	272	314	(85)	229
Total		$11,554	$(3,051)	$8,503	$11,438	$(1,928)	$9,510

Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $1.1 billion, $1.2 billion and $180 million for 2019, 2018 and 2017, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2020	2021	2022	2023	2024	Thereafter
Amortization expense	$1,097	$1,064	$1,032	$1,001	$922	$3,387

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2019	2018
Trademarks	$164	$164

Impairment Analysis
2019 Impairment Analysis
As of October 1, 2019, the Company performed a quantitative goodwill impairment assessment for all reporting units consistent with the Company's accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $1.9 billion. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.
As noted under "2018 Impairment Analysis" below, given the limited headroom in the Asia-Pacific reporting unit, the Company closely monitored its results during 2019. During the third quarter, due to an increasingly challenging business environment in the Asia-Pacific region, which included 1) moderating revenue growth projections, 2) underperformance of certain sports investments, 3) heightened volatility in China and surrounding economies, and 4) a decline in Asia-Pacific stock price multiples for peer media companies, the Company believed the increased risk required it to perform an interim impairment test as of August 31, 2019. The step 1 test utilized a DCF valuation methodology. Significant judgments and assumptions included the amount and timing of expected future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit are based on the reporting unit's budget and long-term business plan. The results of the step 1 test indicated that the carrying value of the net assets in the Asia-Pacific reporting unit exceeded its fair value.
In the second step of the impairment test, the Company hypothetically assigned the Asia-Pacific reporting unit's fair value to its individual assets and liabilities, including unrecognized intangible assets such as customer relationships and trade names, in a hypothetical purchase price allocation that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. The fair value estimates incorporated in step 2 for the hypothetical intangible assets were based on the excess earnings income approach for customer relationships and the relief-from-royalty method for trademarks. Key judgments made by management in step 2 of the impairment test included revenue growth rates, length of contract term, number of renewals, customer attrition rates, market-based royalty rates, and market-based tax rates. The step 2 impairment test indicated an implied fair value of goodwill of $40 million, which resulted in a pre-tax impairment charge of $155 million during the year ended December 31, 2019, which was not deductible for tax purposes. The determination of fair value of the Company's Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The goodwill impairment charge did not have an impact on the calculation of the Company's financial covenants under the Company's debt arrangements.
2018 Impairment Analysis
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Impairment Analysis
As of November 30, 2017, the Company performed a qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, except for its DNI-Europe reporting unit. Based on the results of the qualitative assessment, the Company performed a quantitative step 1 impairment test for its European reporting unit as of November 30, 2017 and the concluded fair value was less than the carrying value. Given these results, the Company then applied the hypothetical purchase price analysis required by the step 2 test and recognized a pre-tax goodwill impairment charge of $1.3 billion as of November 30, 2017, for the European reporting unit.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2019	2018
5.625% Senior notes, semi-annual interest, due August 2019	$—	$411
2.200% Senior notes, semi-annual interest, due September 2019	—	500
Floating rate notes, quarterly interest, due September 2019	—	400
2.750% Senior notes, semi-annual interest, due November 2019	—	500
2.800% Senior notes, semi-annual interest, due June 2020	600	600
5.050% Senior notes, semi-annual interest, due June 2020	—	789
4.375% Senior notes, semi-annual interest, due June 2021	640	650
2.375% Senior notes, euro denominated, annual interest, due March 2022	336	344
3.300% Senior notes, semi-annual interest, due May 2022	496	500
3.500% Senior notes, semi-annual interest, due June 2022	400	400
2.950% Senior notes, semi-annual interest, due March 2023	1,167	1,185
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	525	507
3.900% Senior notes, semi-annual interest, due November 2024	497	497
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	500
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	673	688
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior notes, semi-annual interest, due May 2029	750	—
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior notes, semi-annual interest, due May 2049	750	—
Revolving credit facility	—	225
Program financing line of credit, quarterly interest based on adjusted LIBOR or variable prime rate	10	22
Total debt (a)	15,544	16,918
Unamortized discount, premium and debt issuance costs, net (b)	(125)	(125)
Debt, net of unamortized discount, premium and debt issuance costs	15,419	16,793
Current portion of debt	(609)	(1,819)
Noncurrent portion of debt	$14,810	$14,974

(a) As a result of the adoption of ASU 2016-02, capital lease obligations totaling $252 million as of December 31, 2018 (known as finance lease liabilities effective January 1, 2019) were reclassified from current and noncurrent debt to components of "Accrued liabilities" and "Other noncurrent liabilities" on the consolidated balance sheet to conform with the new presentation. (See Note 2 and Note 9.)
(b) Current portion of unamortized discount, premium, and debt issuance costs, net is $1 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes
In 2019, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $750 million aggregate principal amount of 4.125% senior notes due 2029 and $750 million aggregate principal amount of 5.300% senior notes due 2049. The proceeds received by DCL were net of a $6 million issuance discount and $12 million of debt issuance costs. These notes are fully and unconditionally guaranteed by the Company and Scripps Networks. DCL used the proceeds from the offering to redeem and repurchase approximately $1.3 billion aggregate principal amount of DCL's and Scripps Networks' 2.750% senior notes due 2019 and 5.050% senior notes due 2020. The redemptions and repurchase resulted in a loss on extinguishment of debt of $23 million for the year ended December 31, 2019, which is presented as a separate line item on the Company's consolidated statements of operations and recognized as a component of financing cash outflows on the consolidated statements of cash flows. The loss included $20 million of net premiums to par value and $3 million of other non-cash charges.
In 2019, the Company redeemed $411 million aggregate principal amount of its 5.625% senior notes due in 2019 and made open market bond repurchases of $55 million, resulting in a loss on extinguishment of debt of $5 million.
In connection with the acquisition of Scripps Networks in 2018, the Company assumed $2.5 billion aggregate principal amount of Scripps Networks 2.750% senior notes due 2019, 2.800% senior notes due 2020, 3.500% senior notes due 2022, 3.900% senior notes due 2024 and 3.950% senior notes due 2025 (the "Scripps Networks Senior Notes"), which were adjusted to fair value using observable trades as of the acquisition date. (See Note 3.) The fair value adjustment resulted in an opening balance sheet carrying value that is $19 million less than the face amount of the Scripps Networks Senior Notes.
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
In 2017, DCL issued $500 million principal amount of 2.200% senior notes due 2019, $1.2 billion principal amount of 2.950% senior notes due 2023, $1.7 billion principal amount of 3.950% senior notes due 2028, $1.3 billion principal amount of 5.000% senior notes due 2037, $1.3 billion principal amount of 5.200% senior notes due 2047 (collectively, the “Senior Fixed Rate Notes”) and $400 million principal amount of floating rate senior notes due 2019 (the “Senior Floating Rate Notes” and, together with the Senior Fixed Rate Notes, the “USD Notes”). The USD Notes are fully and unconditionally guaranteed by the Company. In 2017, DCL also issued £400 million principal amount of 2.500% senior notes due 2024 (the “Sterling Notes”). The proceeds from these issuances were net of an $11 million issuance discount and $57 million of debt issuance costs. The net proceeds from the issuance of these senior notes were used to finance a portion of the Scripps Networks acquisition. (See Note 3.)
In 2017, DCL issued $450 million principal amount of 3.800% senior notes due March 2024 and an additional $200 million principal amount of its existing 4.900% senior notes due March 2026.
As of December 31, 2019, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for $135 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 26.)
Revolving Credit Facility
DCL has access to a $2.5 billion revolving credit facility, including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. Borrowing capacity under this credit facility is reduced by any outstanding borrowings under the commercial paper program. The revolving credit facility agreement matures in August 2022 with the option for up to two additional 364-day renewal periods.
The credit agreement governing the revolving credit facility contains customary representations, warranties and events of default, as well as affirmative and negative covenants. The financial covenants were modified as part of the amendment to increase the maximum consolidated leverage ratio financial covenant to 5.50 to 1.00, with step-downs to 5.00 to 1.00 and to 4.50 to 1.00, one year and two years after the closing of the Scripps Networks acquisition, respectively. As of December 31, 2019, the Company's subsidiary, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the Company had no outstanding borrowings under the revolving credit facility. As of December 31, 2018, the Company had outstanding U.S. dollar-denominated borrowings under the revolving credit facility of $225 million at a weighted average interest rate of 3.820%. The interest rate on borrowings under the revolving credit facility is variable based on DCL's then-current credit ratings for its publicly traded debt and changes in financial index rates. For U.S. dollar-denominated borrowings, the interest rate is based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company may also borrow in foreign currencies under the credit facility, at an interest rate based on adjusted LIBOR, plus a margin. The current margins are 1.300% and 0.300%, respectively, per annum for adjusted LIBOR and alternate base rate borrowings. The Company had no borrowings under the credit facility in foreign currencies as of December 31, 2019 or December 31, 2018. A monthly facility fee is charged based on the total capacity of the facility, and interest is charged based on the amount borrowed on the facility. The current facility fee rate is 0.200% per annum and subject to change based on DCL's then-current credit ratings. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
Commercial Paper
The Company's commercial paper program is supported by the revolving credit facility described above. The Company had no outstanding borrowings as of December 31, 2019 or December 31, 2018.
Term Loans
In August 2017, DCL entered into a delayed draw and unsecured term loan credit facility (the "Term Loans"), with a three-year tranche and a five-year tranche, each with a principal amount of up to $1 billion. The term of each delayed draw loan commenced in March 2018 when Discovery used these funds to finance a portion of the Scripps Networks acquisition. The Term Loans' interest rates were based, at the Company's option, on either adjusted LIBOR plus a margin, or an alternate base rate plus a margin. The Company paid a commitment fee of 20 basis points per annum for each loan, based on its then-current credit rating, beginning September 2017 through March 2018. As of December 31, 2018, the Company had used cash from operations and borrowings under the commercial paper program to fully repay the Term Loans.
Unsecured Bridge Loan Commitment
In July 2017, the Company obtained a commitment letter from a financial institution for a $9.6 billion unsecured bridge term loan facility that could have been used to complete the Scripps Networks acquisition. No amounts were drawn under the bridge loan commitment and, following the execution of the Term Loans and the issuance of the USD Notes and the Sterling Notes in September 2017, the commitment was terminated. The Company incurred $40 million of debt issuance costs, which were fully amortized as a component of interest expense following the issuance of the USD Notes and Sterling Notes in September 2017. The associated cash payment was classified as a component of financing activity in the consolidated statements of cash flows.
Long-term Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding the revolving credit facility and commercial paper borrowings, for the next five years based on the amount of the Company's debt outstanding as of December 31, 2019 (in millions).

	2020	2021	2022	2023	2024	Thereafter
Long-term debt repayments	$609	$640	$1,232	$1,517	$1,473	$10,073

NOTE 9. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. Our leases have remaining lease terms of up to 17 years, some of which include options to extend the leases for up to 10 years. Most leases are not cancelable prior to their expiration.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost were as follows (in millions):

Year Ended December 31, 2019
Operating lease cost	$114

Finance lease cost:
Amortization of right-of-use assets	$44
Interest on lease liabilities	9
Total finance lease cost	$53

Variable lease cost	$10

Supplemental cash flow information related to leases was as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(98)
Operating cash flows from finance leases	$(9)
Financing cash flows from finance leases	$(44)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$369
Finance leases	$38

Supplemental balance sheet information related to leases was as follows (in millions):

		December 31, 2019
Operating Leases	Location on Balance Sheet
Operating lease right-of-use assets	Other noncurrent assets	$613

Operating lease liabilities (current)	Accrued liabilities	$82
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	621
Total operating lease liabilities		$703

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$231

Finance lease liabilities (current)	Accrued liabilities	$47
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	203
Total finance lease liabilities		$250

December 31, 2019
Weighted average remaining lease term (in years):
Operating leases	13
Finance leases	6

Weighted average discount rate
Operating leases	3.77%
Finance leases	3.56%

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of December 31, 2019 were as follows (in millions):

	Operating Leases	Finance Leases
2020	$102	$56
2021	96	52
2022	68	43
2023	60	39
2024	57	27
Thereafter	537	61
Total lease payments	920	278
Less: Imputed interest	(217)	(28)
Total	$703	$250

During the year ended December 31, 2019, the Company recorded approximately $370 million of operating lease liabilities associated with its new global headquarters in New York City. As of December 31, 2019, the Company has additional leases that have not yet commenced with total minimum lease payments of approximately $21 million, primarily related to equipment leases. The remaining leases will commence between fiscal year 2020 and fiscal year 2021, have lease terms of 4 to 16 years, and include options to extend the terms for up to 10 additional years.
Supplemental Information for Comparative Periods
As of December 31, 2018, prior to the adoption of Topic 842, future minimum payments under leases having initial or remaining non-cancelable lease terms in excess of one year were as follows (in millions):

	Operating Leases	Capital Leases
2019	$89	$51
2020	90	46
2021	92	41
2022	58	34
2023	51	41
Thereafter	564	73
Total lease payments	944	286
Less: Imputed interest	—	(34)
Total	$944	$252

Rent expense under operating leases was $205 million and $127 million for the years ended December 31, 2018, and 2017, respectively.
NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. In addition to the Company's normal course of business cash flow hedging program, the Company entered into the following arrangements.
Cash Flow Hedges
During the year ended December 31, 2019, the Company executed foreign exchange forward contracts with an aggregate notional amount of $798 million. The forwards were designated as cash flow hedges and will mitigate exposure to foreign exchange rate volatility and the associated impact on earnings related to a portion of forecasted foreign currency revenues from PGA Golf from 2023 through 2030. As of December 31, 2019, the Company recorded an unrealized loss of $9 million in other comprehensive income.
Also, during the year ended December 31, 2019, terminated and settled its interest rate cash flow hedges with a total notional value of $500 million following the pricing of its offering of 4.125% senior notes due May 2029. (See Note 8.) The $18 million pretax accumulated other comprehensive loss at the termination date will be amortized as an adjustment to interest expense over the ten-year term of the newly issued notes.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finally, during the year ended December 31, 2019, the Company executed a forward starting interest rate swap contract designated as a cash flow hedge with a total notional value of $400 million. This contract will mitigate interest rate risk associated with the forecasted issuance of future fixed rate public debt. As of December 31, 2019, the Company recorded an unrealized gain of $39 million in other comprehensive income.
Net Investment Hedges
During the year ended December 31, 2019, the Company entered into two fixed-to-fixed cross-currency swaps with an aggregate notional amount of $201 million. The swaps were designated as net investment hedges of NOK assets and GBP assets. The maturity date of both swaps is February 2024. The objective of these swaps is to protect the company against the risk of changes in the foreign currency-equivalent of net investments in the foreign operations due to movements in foreign currency. Contemporaneously, the Company unwound an existing $100 million notional fixed-to-fixed cross currency swap that was designated as a net investment hedge of NOK assets and recorded a gain of $5 million as a cumulative translation adjustment under other comprehensive income (loss).
During the year ended December 31, 2018, the Company entered into a foreign currency forward contract with a notional value of 35.6 billion Chilean Pesos (equivalent to $53 million) at execution date and with a due date of December 15, 2021. This was designated a net investment hedge, hedging against changes in the foreign currency-equivalent of the net investment in the foreign operation due to movements in exchange rates. As of December 31, 2019, the Company recorded a cumulative unrealized gain of $4 million as a cumulative translation adjustment under other comprehensive income (loss).
Also, during the year ended December 31, 2018, the Company entered into six fixed-to-fixed cross-currency swaps with an aggregate notional amount of $1.7 billion. The swaps were all designated as net investment hedges of Euro assets and GBP assets. The maturity dates of the swaps are 2022 and 2027. The objective of these swaps is to protect the company against the risk of changes in the foreign currency-equivalent of net investments in the foreign operations due to movements in foreign currency. As of December 31, 2019, the Company has recorded a cumulative unrealized gain of $36 million in connection with these contracts which has been recorded as a cumulative translation adjustment in other comprehensive income (loss).
During the year ended December 31, 2017 DCL issued £400 million principal amount of 2.500% senior notes due 2024. The Sterling Notes were designated as net investment hedges, hedging against fluctuations in foreign currency exchange rates on a portion of the Company's investments in foreign subsidiaries.
No Hedging Designation
During the year ended December 31, 2018, the Company entered into three foreign exchange forwards contracts with a notional value of $860 million. The objective of these contracts is to protect the Company against adverse revaluation impact on its Euro denominated debt. For the year ended December 31, 2019, the Company recorded a loss of $61 million as part of other expense, net on the consolidated statements of operations.
During the year ended December 31, 2017 the Company entered into $4 billion notional amount of interest rate contracts used to economically hedge a portion of the pricing of the $5.9 billion in senior fixed rate notes and $400 million in senior floating rate notes (together, the "2017 USD Notes"). These interest rate contracts were settled in September 2017 and did not receive hedging designation. The Company recognized a $98 million loss in connection with these interest rate contracts, which has been reflected as a component of other expense, net on the Company's consolidated statements of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of December 31, 2019 and 2018. The fair value of the Company's derivative financial instruments at December 31, 2019 and 2018 was determined using a market-based approach (Level 2).

	December 31, 2019					December 31, 2018
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,631	$29	$7	$5	$16	$267	$13	$—	$3	$—
Interest rate swaps	400	—	38	—	—	—	—	—	—	—
Net investment hedges: (a)
Cross-currency swaps	3,535	37	70	7	94	3,387	—	41	39	81
Foreign exchange	52	—	4	—	—	52	—	1	—	—
No hedging designation:
Foreign exchange	1,177	—	—	13	50	860	—	11	—	—
Interest rate swaps	—	—	—	—	—	25	—	—	—	—
Cross-currency swaps	279	3	—	—	5	64	—	—	1	—
Equity (Lionsgate collar)	65	19	18	—	—	97	14	27	—	—
Total		$88	$137	$25	$165		$27	$80	$43	$81
(a) Excludes £400 million of sterling notes ($525 million equivalent at December 31, 2019) designated as a net investment hedge. (See Note 8.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Year Ended December 31,
	2019	2018	2017
Gains (losses) recognized in accumulated other comprehensive loss (a):
Foreign exchange - derivative adjustments	$17	$34	$(41)
Interest rate - derivative adjustments	21	—	—
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	6	(1)	(3)
Foreign exchange - distribution revenue	5	9	(22)
Foreign exchange - costs of revenues	2	11	—
Interest rate - interest expense	(2)	—	(1)
Foreign exchange - other expense, net (dedesignated portion)	3	—	—
Amount of gain recognized in income on derivative (amount excluded from effectiveness testing) (b):
Interest rate - other expense, net	—	—	17

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
If current fair values of designated cash flow hedges as of December 31, 2019 remained static over the next twelve months, the Company would reclassify $21 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective with the Company’s initial application of ASU 2017-12, net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of AOCI. The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	Amount of gain (loss) recognized in AOCI			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2019	2018	2017		2019	2018	2017
Gains (losses) recognized in AOCI:
Cross currency swaps	$93	$43	$(96)	Interest expense, net	$44	$14	$—
Foreign exchange contracts (a)	4	—	(18)	N/A	—	—	—
Sterling notes (foreign denominated debt) (a)	(17)	30	2	N/A	—	—	—
Total	$80	$73	$(112)		$44	$14	$—

(a) There are no existing components that are eligible for exclusion from effectiveness testing under ASU 2017-12. There were no forward exchange contracts outstanding at the date of adoption of ASU 2017-12.
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items and amounts excluded from the assessment of effectiveness (in millions). Upon adoption of ASU 2016-01 on January 1, 2018, the Company no longer designates any of its derivatives as fair value hedges. As a result, there was no activity related to derivatives designated as fair value hedges for the years ended December 31, 2019 and 2018 . As this hedge relationship was not active as of the date of adoption of ASU 2017-12, no transition adjustment was required.

Year Ended December 31, 2017
Gains on changes in fair value of hedged AFS	$18
Losses on changes in the intrinsic value of equity contracts	(17)
Fair value of equity contracts excluded from effectiveness assessment	5
Total in other expense, net	$6

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2019	2018	2017
Interest rate swaps	$1	$—	$(98)
Cross-currency swaps	—	4	(6)
Foreign exchange	(65)	18	—
Credit contracts	—	(1)	(1)
Equity	13	29	—
Total in other expense, net	$(51)	$50	$(105)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests are presented outside of permanent equity on the Company's consolidated balance sheet when the put right is outside of the Company's control. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates (i.e., the "floor"). Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss); however, such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of redemption value to the floor are reflected in retained earnings. The adjustment of redemption value to the floor that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery, Inc. stockholders in the calculation of earnings per share. (See Note 19.) The table below summarizes the Company's redeemable noncontrolling interests balances (in millions).

	December 31,
	2019	2018
Discovery Family	$206	$206
MotorTrend Group LLC ("MTG")	118	121
Oprah Winfrey Network ("OWN")	64	58
Other	54	30
Total	$442	$415

The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2019	2018	2017
Beginning balance	$415	$413	$243
Initial fair value of redeemable noncontrolling interests of acquired businesses	25	—	137
Cash distributions to redeemable noncontrolling interests	(39)	(25)	(30)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	16	20	24
Other comprehensive loss adjustments	—	—	1
Currency translation on redemption values	1	2	—
Retained earnings adjustments:
Adjustments of redemption values to the floor	14	3	38
Adjustments of carrying value to fair value	4	—	—
OWN Interest adjustment	6	2	—
Ending balance	$442	$415	$413

The significant arrangements for redeemable noncontrolling interests are described below:
Discovery Family
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MTG
Discovery and GoldenTree created the MTG joint venture in 2017. GoldenTree acquired a put right exercisable during 30-day windows beginning on each of March 25, 2021, September 25, 2022 and March 25, 2024, that requires Discovery to either purchase all of GoldenTree's noncontrolling 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture.
OWN
Harpo has the right to require the Company to purchase Harpo's remaining noncontrolling interest in OWN at fair value during four 90-day windows beginning on July 1, 2018 and every two and a half years thereafter through January 1, 2026. Harpo exercised the first of such remaining put rights in August 2018. In November 2018, the Company and Harpo entered into an amendment to the limited liability company agreement whereby Harpo agreed to withdraw its August 2018 put notice and upon any succeeding redemption the put payment value will equal the fair value of Harpo's equity interest in OWN plus an incremental 9.337% per annum for the 2.5 year period between the July 1, 2018 put right date and the January 1, 2021 put right date.
NOTE 12. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2019: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A-1 convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A-1 convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A-1 convertible preferred stock.
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
Convertible Preferred Stock
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2019: Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. Series A-1 convertible preferred stock is convertible into nine shares of our Series A common stock and Series C-1 convertible preferred stock is convertible into 19.3648 shares of our Series C common stock, subject to certain anti-dilution adjustments. Shares of Series A-1 and Series C-1 convertible preferred stock may be independently converted into Series A common stock and Series C common, respectively.
As of December 31, 2019, all outstanding shares of Series A-1 and Series C-1 convertible preferred stock were held by Advance/Newhouse. Holders of Series A-1 and Series C-1 convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A-1 convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C-1 convertible preferred stock are entitled to vote on matters to which holders of Series C common stock, which is generally non-voting, are entitled to vote pursuant to Delaware law. Series A-1 convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors. Series C-1 convertible preferred stock is considered the economic equivalent of Series C common stock and is subject to certain transfer restrictions.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, through its ownership of the Series A-1 convertible preferred stock, Advance/Newhouse has special voting rights on certain matters and the right to elect three directors. Holders of the Company’s common stock are not entitled to vote in the election of such directors. Advance/Newhouse retains these rights so long as it or its permitted transferees own or have the right to vote such shares that equal at least 80% of the shares of Series A convertible preferred stock issued to Advance/Newhouse in connection with the formation of Discovery, as converted to Series A-1 convertible preferred stock, plus any Series A-1 convertible preferred stock released from escrow, as may be adjusted for certain capital transactions. Holders of Series A-1 convertible preferred stock are subject to a right of first offer in favor of Discovery should Advance/Newhouse desire to sell 80% or more of the Series A-1 convertible preferred stock in a “Permitted Transfer” (as defined in the Discovery charter).
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
During the year ended December 31, 2019, Advance Newhouse Programming Partnership converted 1.1 million of its Series C-1 convertible preferred stock into 22.0 million shares of Series C common stock.
Common Stock Issued in Connection with Scripps Networks Acquisition
In March 2018, the Company issued 139 million shares of Series C common stock as part of the consideration paid for the acquisition of Scripps Networks, inclusive of the conversion of 1 million Scripps Networks share-based compensation awards. (See Note 3.)
Repurchase Programs
Common Stock
The Company has a stock repurchase program that was implemented in 2010. Under the program, management was authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. The Company's authorization under this program expired in October 2017. In April 2019, the Company's Board of Directors authorized additional common stock repurchases of up to $1 billion. During the year ended December 31, 2019, the Company repurchased 23.2 million shares of its Series C common stock for $637 million at an average price of $27.49 per share. There were no common stock repurchases during 2018. During the year ended December 31, 2017, the Company repurchased 14.3 million shares of its Series C common stock for $381 million at an average price of $26.64 per share.
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
In March 2017, the Company settled a December 2016 common stock repurchase contract through the receipt of $58 million of cash.
All common stock repurchases, including prepaid common stock repurchase contracts, were made through open market transactions in 2019. As of December 31, 2019 and over the life of the program, the Company had repurchased 3 million and 187 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $7.2 billion, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock
There were no convertible preferred stock repurchases during 2019 or 2018. As of December 31, 2019, the Company had repurchased 0.2 million shares of Series C-1 convertible preferred stock for $102 million.

Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains:
Foreign currency	$(95)	$14	$(81)	$(246)	$(6)	$(252)	$280	$3	$283
Net investment hedges	56	4	60	59	—	59	(112)	—	(112)
Reclassifications:
Gain on disposition	6	—	6	4	—	4	12	—	12
Total currency translation adjustments	(33)	18	(15)	(183)	(6)	(189)	180	3	183
AFS adjustments (a):
Unrealized gains (losses) AFS securities	—	—	—	—	—	—	36	(6)	30
Reclassifications to other expense, net:
Hedged portion of AFS securities	—	—	—	—	—	—	(18)	3	(15)
Total equity investment adjustments	—	—	—	—	—	—	18	(3)	15
Derivative adjustments:
Unrealized gains (losses)	38	(9)	29	34	(8)	26	(41)	15	(26)
Reclassifications:
Advertising revenue	(6)	1	(5)	1	—	1	3	(1)	2
Distribution revenue	(5)	1	(4)	(9)	2	(7)	22	(8)	14
Costs of revenues	(2)	—	(2)	(11)	3	(8)	—	—	—
Interest expense	2	—	2	—	—	—	1	—	1
Other (expense) income, net	(3)	1	(2)	—	—	—	(17)	6	(11)
Total derivative adjustments	24	(6)	18	15	(3)	12	(32)	12	(20)
Pension plan and SERP liability:
Unrealized gains	(13)	3	(10)	3	—	3	—	—	—
Other comprehensive (loss) income adjustments	$(22)	$15	$(7)	$(165)	$(9)	$(174)	$166	$12	$178

(a) Effective January 1, 2018, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other expense, net. (See Note 4.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation Adjustments	AFS Adjustments (a)	Derivative Adjustments	Pension Plan and SERP Liability	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$(797)	$11	$24	$—	$(762)
Other comprehensive income (loss) before reclassifications	171	30	(26)	—	175
Reclassifications from accumulated other comprehensive loss to net income	12	(15)	6	—	3
Other comprehensive income (loss)	183	15	(20)	—	178
Other comprehensive loss attributable to redeemable noncontrolling interests	(1)	—	—	—	(1)
December 31, 2017	(615)	26	4	—	(585)
Other comprehensive (loss) income before reclassifications	(193)	—	26	3	(164)
Reclassifications from accumulated other comprehensive loss to net income	4	—	(14)	—	(10)
Other comprehensive (loss) income	(189)	—	12	3	(174)
Reclassifications to retained earnings resulting from the adoption of ASU 2016-01	—	(26)	—	—	(26)
December 31, 2018	(804)	—	16	3	(785)
Other comprehensive (loss) income before reclassifications	(20)	—	29	(10)	(1)
Reclassifications from accumulated other comprehensive loss to net income	6	—	(11)	—	(5)
Other comprehensive (loss) income	(14)	—	18	(10)	(6)
Other comprehensive loss attributable to redeemable noncontrolling interests	(1)	—	—	—	(1)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	—	(2)	—	(30)
December 31, 2019	$(847)	$—	$32	$(7)	$(822)

(a) Effective January 1, 2018, unrealized gains and losses on equity investments with readily determinable fair values are recorded in other expense, net. (See Note 4.)
NOTE 13. NONCONTROLLING INTEREST
The Company has a controlling interest in the TV Food Network Partnership (the "Partnership"), which includes the Food Network and Cooking Channel. Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. If the term of the Partnership is not extended prior to the dissolution date of December 31, 2020, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the noncontrolling owner are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership agreement, the noncontrolling owner cannot force a redemption outside of the Company's control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company's consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31, 2019
	U.S. Networks	International Networks	Other	Corporate and inter-segment	Total
Revenues:
Advertising	$4,245	$1,799	$—	$—	$6,044
Distribution	2,739	2,096	—	—	4,835
Other	108	146	11	—	265
Totals	$7,092	$4,041	$11	$—	$11,144

	Year Ended December 31, 2018
	U.S. Networks	International Networks	Other	Corporate and inter-segment	Total
Revenues:
Advertising	$3,749	$1,765	$—	$—	$5,514
Distribution	2,456	2,082	—	—	4,538
Other	145	302	54	—	501
Totals	$6,350	$4,149	$54	$—	$10,553

	Year Ended December 31, 2017
	U.S. Networks	International Networks	Other	Corporate and inter-segment	Total
Revenues:
Advertising	$1,740	$1,332	$1	$—	$3,073
Distribution	1,612	1,862	—	—	3,474
Other	82	87	157	—	326
Totals	$3,434	$3,281	$158	$—	$6,873

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances, revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.1 billion as of December 31, 2019 and is expected to be recognized over the next five years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $803 million as of December 31, 2019 and is expected to be recognized over the next ten years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $100 million as of December 31, 2019 and is expected to be recognized over the next twelve years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value of unsatisfied performance obligations disclosed above does not include: (i) contracts involving variable consideration for which revenues are recognized in accordance with the usage-based royalty exception, and (ii) contracts with an original expected length of one year or less, such as advertising contracts.
Contract Balances
A contract liability, i.e. deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $597 million and $369 million at December 31, 2019 and December 31, 2018, respectively. The change in deferred revenue for the year ended December 31, 2019 primarily reflects an increase in underdelivery of advertising commitments, cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period and deferred revenues acquired as part of acquisitions completed during 2019, partially offset by $177 million of revenues recognized that were included in deferred revenues at December 31, 2018. Long term deferred revenues is a component of other noncurrent liabilities on the consolidated balance sheets.
Capitalized Contract Costs
Sales commissions are generally expensed as incurred because contracts for which the sales commissions are generated are one year or less or are not material. Sales commissions are recorded as a component of cost of revenues on the consolidated statements of operations. The financing component of content licensing arrangements is not capitalized, because the period between delivery of the license and customer payment is one year or less or is not material.
NOTE 15. SHARE-BASED COMPENSATION
The Company has various incentive plans under which PRSUs, RSUs, stock options and SARs have been issued. As of December 31, 2019, the Company has reserved a total of 98 million shares of its Series A and Series C common stock for future exercises, vestings and grants of stock options, stock-settled SARs, PRSUs and RSUs. Upon exercise or vesting of stock awards, the Company issues new shares from its existing authorized but unissued shares. There were 61 million shares of common stock in reserves that were available for future issuance under the incentive plans as of December 31, 2019.
Share-Based Compensation Expense
The table below presents the components of share-based compensation expense (in millions).

	Year Ended December 31,
	2019	2018	2017
PRSUs	$46	$24	$6
RSUs	41	27	23
Stock options	33	22	12
SARs	22	8	(3)
ESPP and other	—	(1)	1
Total share-based compensation expense	$142	$80	$39
Tax benefit recognized	$17	$13	$9

Liability-classified share-based compensation awards include certain PRSUs and SARs. The Company recorded total liabilities for cash-settled and other liability-classified share-based compensation awards of $93 million and $54 million as of December 31, 2019 and 2018, respectively. The current portion of the liability for cash-settled and other liability-classified awards was $47 million and $23 million as of December 31, 2019 and 2018, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Award Activity
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2018	2.9	$28.98	0.8	$69
Granted	0.5	$28.62
Converted	(1.1)	$33.31		$29
Forfeited	(0.1)	$25.55
Outstanding as of December 31, 2019	2.2	$26.89	0.5	$71
Vested and expected to vest as of December 31, 2019	2.2	$26.89	0.5	$71
Convertible as of December 31, 2019	0.3	$25.08	0.0	$10

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
As of December 31, 2019, unrecognized compensation cost related to PRSUs was $1 million, which is expected to be recognized over a weighted-average period of 0.6 years based on the Company’s current assessment of the PRSUs that will vest, which may differ from actual results.
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2018	4.9	$25.95	2.6	$120
Granted	3.2	$29.03
Vested	(0.8)	$28.09		$23
Forfeited	(0.8)	$26.48
Outstanding as of December 31, 2019	6.5	$27.14	1.5	$213
Vested and expected to vest as of December 31, 2019	6.5	$27.14	1.5	$213

RSUs represent the contingent right to receive shares of the Company's Series A and C common stock, substantially all of which vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2019, there was $183 million of unrecognized compensation cost related to RSUs, of which $71 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.5 years and cash settled RSUs are expected to be recognized over a weighted-average period of 3.4 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	21.1	$28.86	5.3	$9
Granted	2.1	$31.01
Exercised	(0.9)	$24.60		$4
Forfeited	(0.9)	$29.54
Outstanding as of December 31, 2019	21.4	$29.24	4.7	$83
Vested and expected to vest as of December 31, 2019	21.4	$29.24	4.7	$83
Exercisable as of December 31, 2019	5.6	$28.98	2.7	$27

Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A or Series C common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire seven to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $17 million, $68 million and $42 million during 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $89 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2019, 2018 and 2017 were as follows.

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.67%	2.74%	1.87%
Expected term (years)	5.5	5.5	5.0
Expected volatility	30.44%	29.57%	27.52%
Dividend yield	—	—	—

The weighted-average grant date fair value of options granted during 2019, 2018 and 2017 was $8.43, $7.95 and $7.99, respectively, per option. The total intrinsic value of options exercised during 2019, 2018 and 2017 was $4 million, $30 million and $26 million, respectively.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	7.6	$25.10	1.2	$6
Granted	—	$—
Settled	(0.9)	$22.45		$3
Forfeited	(1.8)	$28.21
Outstanding as of December 31, 2019	4.9	$24.44	0.8	$35
Vested and expected to vest as of December 31, 2019	4.9	$24.44	0.8	$35

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.60%	2.53%	1.74%
Expected term (years)	0.8	1.2	1.0
Expected volatility	30.54%	36.52%	31.37%
Dividend yield	—	—	—

As of December 31, 2019 and 2018, the weighted-average fair value of SARs outstanding was $8.28 and $3.31 per award. The Company made cash payments of $2 million and $1 million to settle exercised SARs during 2019 and 2017, respectively. The Company made no cash payments to settle exercised SARs during 2018. As of December 31, 2019, there was $10 million of unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted-average period of 0.7 years.
Employee Stock Purchase Plan
The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the ESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company’s Board of Directors has authorized 9 million shares of the Company’s common stock to be issued under the ESPP. During the years ended December 31, 2019, 2018 and 2017 the Company issued 142 thousand, 133 thousand and 179 thousand shares under the ESPP, respectively, and received cash totaling $3 million, $3 million and $4 million, respectively.
NOTE 16. RETIREMENT SAVINGS PLANS
The Company has defined contribution, defined benefit, and other savings plans for the benefit of its employees that meet eligibility requirements.
Defined Contribution Plans
Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions, including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $37 million, $44 million and $30 million during 2019, 2018 and 2017, respectively. The Company's contributions were recorded in cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
Executive Deferred Compensation Plans
The Company’s savings plans also include a deferred compensation plan through which members of the Company’s executive team in the U.S. may elect to defer a portion of their eligible compensation. The amounts deferred are invested in various mutual funds at the direction of the executive, which are used to finance payment of the deferred compensation obligation. Distributions from the deferred compensation plan are made upon termination or other events as specified in the plan. The Company has established separate rabbi trusts to hold the investments that finance the deferred compensation obligation. The accounts of the separate rabbi trusts are included in the Company’s consolidated financial statements. The investments are included in prepaid expenses and other current assets and other noncurrent assets. The deferred compensation obligation is included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation and are recorded in earnings as a component of other expense, net, on the consolidated statements of operations. (See Note 5.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans
As a result of the acquisition of Scripps Networks in 2018, the Company assumed a defined benefit pension plan (“Pension Plan”) that covers certain U.S. based employees and a non-qualified unfunded Supplemental Executive Retirement Plan (“SERP”) that provides defined pension benefits to eligible executives. Expense recognized in relation to the Pension Plan and SERP is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates and, where applicable, expected returns on assets. Discount rates are based on a bond portfolio approach that includes high-quality debt instruments with maturities matching the Company's expected benefit payments from the plans. Expected returns on assets are based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also consider the Company's historical compounded return on plan assets for 10 and 15-year periods. Benefits are generally based on the employee’s compensation and years of service. Since December 31, 2009, no additional service benefits have been earned by participants under the Pension Plan. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit includes compensation earned by the employee through December 31, 2019, after which time all plan participants will have a frozen pension benefit. Net periodic pension cost was not material for the years ended December 31, 2019 and 2018.
The projected benefit obligation, fair value of plan assets and discount rate used in determining the projected benefit obligations were as follows (in millions).

	Pension Plan		SERP
	December 31,
	2019	2018	2019	2018
Projected benefit obligation	$90	$84	$26	$26
Fair value of plan assets (Level 1)	$68	$70	$—	$—
Discount rate	2.82%	3.93%	2.61%	3.77%

NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segment, other, and corporate and inter-segment eliminations were as follows (in millions).

	Year Ended December 31,
	2019	2018	2017
U.S. Networks	$15	$322	$18
International Networks	20	307	42
Other	—	1	3
Corporate and inter-segment eliminations	(9)	120	12
Total restructuring and other charges	$26	$750	$75

Restructuring charges include employee terminations, facility closures, and contract terminations, which include costs to terminate certain production commitments, life of series production and content licensing contracts. Restructuring charges were $26 million, $345 million and $68 million for the years ended December 31, 2019, 2018 and 2017, respectively. Other restructuring charges were $405 million and $7 million for the years ended December 31, 2018 and 2017, respectively. In 2018, other restructuring charges relate to content write-offs which resulted from a global strategic review of content following the acquisition of Scripps Networks.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring and other liabilities recorded in accrued liabilities and other noncurrent liabilities by reportable segment, other, and corporate and inter-segment eliminations were as follows (in millions).

	U.S. Networks	International Networks	Other	Corporate and inter-segment eliminations (a)	Total
December 31, 2017	$5	$25	$1	$12	$43
Net contract termination accruals	12	67	—	14	93
Net employee relocation/termination accruals	89	56	1	99	245
Cash paid	(90)	(102)	(2)	(79)	(273)
December 31, 2018	16	46	—	46	108
Net contract termination accruals	—	—	—	(6)	(6)
Net employee relocation/termination accruals	15	20	—	(10)	25
Other accruals	—	—	—	1	1
Cash paid	(27)	(61)	—	(22)	(110)
December 31, 2019	$4	$5	$—	$9	$18

(a) $1 million and $5 million of net contract termination accruals related to lease exits were reclassified from accrued liabilities and other noncurrent liabilities, respectively, to right-of-use assets on the balance sheet upon adoption of ASU 2016-02 on January 1, 2019.
Net accruals for the year ended December 31, 2018 do not include $7 million of Scripps Networks share-based awards exchanged for Discovery shares as of March 6, 2018 recorded in Additional Paid In Capital and included in restructuring charges for the year ended December 31, 2018.
NOTE 18. INCOME TAXES
The domestic and foreign components of income (loss) before income taxes were as follows (in millions).

	Year Ended December 31,
	2019	2018	2017
Domestic	$1,910	$1,125	$815
Foreign	384	(103)	(952)
Income (loss) before income taxes	$2,294	$1,022	$(137)

The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$411	$323	$177
State and local	42	30	45
Foreign	132	119	153
	585	472	375
Deferred:
Federal	(54)	(113)	(124)
State and local	(8)	(21)	(7)
Foreign	(442)	3	(68)
	(504)	(131)	(199)
Income taxes	$81	$341	$176

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2017, new federal tax reform legislation ( the "TCJA") was enacted in the United States, resulting in significant changes from previous tax law. The TCJA revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% and reinstating bonus depreciation that will allow for full expensing of qualified property, for property placed in service before 2023, including qualified film, such as content produced by the Company. The TCJA also eliminated or significantly amended certain deductions (interest, domestic production activities deduction and executive compensation). The TCJA fundamentally changed taxation of multinational entities by moving from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income. Included in the international provisions was the enactment of a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. In addition, the TCJA imposed a mandatory repatriation toll tax on unremitted foreign earnings. The U.S. taxation of these amounts notwithstanding, we intend to continue to invest most or all of these earnings, as well as our capital in these subsidiaries, indefinitely outside of the U.S.
Based on our preliminary assessment of the TCJA impact, we recognized a one-time, provisional net tax benefit of $44 million in the fourth quarter of 2017 related to the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, gross foreign tax credit carryforwards and related valuation allowances to offset foreign tax credit carryforwards. Our 2017 U.S. federal income tax return was filed in October 2018 and there were no material adjustments related to the TCJA.
The following table reconciles the Company's effective income tax rates to the U.S. federal statutory income tax rates.

	Year Ended December 31,
	2019		2018		2017
U.S. federal statutory income tax provision	$482	21%	$215	21%	$(48)	35%
State and local income taxes, net of federal tax benefit	27	1%	10	1%	23	(18)%
Effect of foreign operations	(21)	(1)%	111	11%	(35)	25%
Domestic production activity deductions	—	—%	—	—%	(52)	39%
Change in uncertain tax positions	3	—%	37	3%	60	(44)%
Legal entity restructuring, deferred tax impact	(445)	(19)%	—	—%	—	—%
Preferred stock modification	—	—%	—	—%	12	(9)%
Impairment of goodwill	32	1%	—	—%	458	(334)%
Renewable energy investments tax credits (See Note 4)	(1)	—%	(12)	(1)%	(195)	142%
Noncontrolling interest adjustment	(30)	(1)%	(18)	(2)%	—	—%
U.S. legislative changes	—	—%	(19)	(2)%	(43)	32%
Non-deductible compensation	22	1%	20	2%	—	—%
Other, net	12	1%	(3)	—%	(4)	4%
Income tax expense	$81	4%	$341	33%	$176	(128)%

Income tax expense was $81 million and $341 million, and our effective tax rate was 4% and 33% for 2019 and 2018, respectively. The decrease in income tax expense for the year ended December 31, 2019 was primarily attributable to the discrete, one-time, non-cash deferred tax benefit of $445 million from legal entity restructurings discussed below. Additionally, the decrease in income tax expense was attributable to a decrease in the provision for uncertain tax positions and a decrease in the effect of foreign operations, which was mainly driven by the establishment of certain valuation allowances during the year ended December 31, 2018 that did not recur in 2019, and a tax benefit realized during the year ended December 31, 2019 from the final regulations related to the determination of the foreign tax credit released by the U.S. Treasury department and IRS in December 2019. This decrease was partially offset by an increase in income and the impact of a goodwill impairment charge that was non-deductible for tax purposes during the year ended December 31, 2019. Finally, the income tax expense for the year ended December 31, 2018 included a one-time discrete tax benefit from U.S. legislative changes that extended the accelerated deduction of qualified film productions.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We carried out numerous internal transactions during the year ended December 31, 2019 that were intended to integrate assets acquired from the Scripps Networks business with the Discovery business; streamline and simplify our corporate entity structures; simplify our internal financing structures; respond to the expected exit of the United Kingdom from the European Union; make our managerial structures and processes more efficient and nimble; and reduce costs associated with the maintenance of legal entities. These transactions included mergers, liquidations, and intercompany sales among members of the consolidated Discovery group. Some of these transactions have resulted in changes in certain of our deferred tax items, which are based on differences between the book versus tax bases of the assets and liabilities and on certain tax attributes, such as net operating loss carryovers. The items involved in these restructurings relate to a variety of jurisdictions in our International Networks segment. Recent changes in accounting for intercompany transactions have also impacted our effective tax rate. For example, following our adoption of Accounting Standards Update 2016-16, effective January 1, 2018, the income tax effects of intercompany transfers will be recognized in the period in which the transfer occurs, rather than amortized over time, which will increase the impact of such transfers on our effective tax rate in the periods in which the transfers occur. Moreover, U.S. tax reform has a continued effect as the U.S. Treasury Department issues final regulations clarifying application of the new law; and several tax controversies have come to resolution. The net effect of the various changes in our deferred tax balances and related valuation allowances has been the recognition of a one-time, non-cash deferred income tax benefit of $445 million during the year ended December 31, 2019.
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
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2019	2018
Deferred income tax assets:
Accounts receivable	$12	$11
Tax attribute carry-forward	311	321
Accrued liabilities and other	342	302
Total deferred income tax assets	665	634
Valuation allowance	(307)	(336)
Net deferred income tax assets	358	298
Deferred income tax liabilities:
Intangible assets	(849)	(1,418)
Content rights	(148)	(107)
Equity method and other investments in partnerships	(471)	(488)
Other	(106)	(15)
Total deferred income tax liabilities	(1,574)	(2,028)
Net deferred income tax liabilities	$(1,216)	$(1,730)

The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2019	2018
Noncurrent deferred income tax assets (included within other noncurrent assets)	$475	$81
Deferred income tax liabilities (classified on the balance sheet)	(1,691)	(1,811)
Net deferred income tax liabilities	$(1,216)	$(1,730)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal	State	Foreign
Loss carry-forwards	$9	$351	$2,033
Deferred tax asset related to loss carry-forwards	2	17	249
Valuation allowance against loss carry-forwards	(2)	(17)	(213)
Earliest expiration date of loss carry-forwards	2034	2020	2020

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$378	$189	$117
Additions based on tax positions related to the current year	54	43	27
Additions for tax positions of prior years	11	52	57
Additions for tax positions acquired in business combinations	47	169	—
Reductions for tax positions of prior years	(47)	(9)	—
Settlements	(19)	(6)	(8)
Reductions due to lapse of statutes of limitations	(50)	(52)	(6)
Changes due to foreign currency exchange rates	1	(8)	2
Ending balance	$375	$378	$189

The balances as of December 31, 2019, 2018 and 2017 included $375 million, $378 million and $189 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. For the year ended December 31, 2019, decreases in unrecognized tax benefits related to multiple audit resolutions and the lapse of statutes of limitations were offset by the uncertainty of allocation and taxation of income among multiple jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Internal Revenue Service recently completed audit procedures for its 2008 to 2011 tax years, the results of which should be finalized in the coming year. The Company is currently under audit by the Internal Revenue Service for its 2012 to 2015 consolidated federal income tax returns. It is difficult to predict the final outcome or timing of resolution of any particular tax matter. Accordingly, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose from the completion of audits for certain tax years have been included in the change in uncertain tax positions in the table above.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $128 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations or regulatory developments.
As of December 31, 2019, 2018 and 2017, the Company had accrued approximately $58 million, $51 million and $21 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock is treated as one class and the Series C-1 convertible preferred stock is treated as a separate class for purposes of applying the two-class method. The Company's Series C-1 convertible preferred stock is an in-substance common stock equivalent as it has substantially equal rights and shares equally on an as-converted basis with respect to income available to Discovery, Inc. The Company's Series A-1 convertible preferred stock is also a separate class but is not considered a common stock equivalent and therefore is not presented separately in the calculation of earnings per share. Series A-1 convertible preferred stock is currently convertible into 9 shares of our Series A common stock and Series C-1 convertible preferred stock is convertible into 19.3648 shares of our Series C common stock, subject to certain anti-dilution adjustments. During the year ended December 31, 2019, Advance Newhouse Programming Partnership converted 1.1 million of its Series C-1 convertible preferred stock into 22.0 million shares of Series C common stock.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the computation for income (loss) available to Discovery, Inc. stockholders (in millions). Earnings per share amounts may not recalculate due to rounding.

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$2,213	$681	$(313)
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(204)	(60)	41
Net income attributable to noncontrolling interests	(128)	(67)	—
Net income attributable to redeemable noncontrolling interests	(16)	(20)	(24)
Redeemable noncontrolling interest adjustments to redemption value	(20)	(5)	—
Net income (loss) available to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$1,845	$529	$(296)
Allocation of net income (loss) available to Discovery, Inc. Series A, B and C common stockholders and Series C-1 convertible preferred stockholders for basic net income per share:
Series A, B and C common stockholders	1,531	429	(225)
Series C-1 convertible preferred stockholders	314	100	(71)
Total	1,845	529	(296)
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	204	60	(41)
Net income (loss) available to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$2,049	$589	$(337)

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	529	498	384
Impact of assumed preferred stock conversion	179	187	192
Dilutive effect of share-based awards	3	3	—
Series A, B and C common shares outstanding — diluted	711	688	576
Series C-1 convertible preferred stock outstanding — basic and diluted	6	6	6

Basic net income (loss) per share available to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$2.90	$0.86	$(0.59)
Series C-1 convertible preferred stockholders	$56.07	$16.65	$(11.33)

Diluted net income (loss) per share available to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders:
Series A, B and C common stockholders	$2.88	$0.86	$(0.59)
Series C-1 convertible preferred stockholders	$55.80	$16.58	$(11.33)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2019	2018	2017
Anti-dilutive share-based awards	17	15	19
PRSUs whose performance targets have not yet been achieved	—	1	2

Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 20. SUPPLEMENTAL DISCLOSURES
Property and equipment
Property and equipment consisted of the following (in millions).

		December 31,
	Useful Lives	2019	2018
Broadcast equipment (a)	3 - 5 years	$676	$730
Office equipment, furniture, fixtures and other	3 - 5 years	606	458
Capitalized software costs	2 - 5 years	519	440
Land, buildings and leasehold improvements (b)	39 years	298	365
Property and equipment, at cost		2,099	1,993
Accumulated depreciation		(1,148)	(1,193)
Property and equipment, net		$951	$800

(a) Property and equipment includes assets acquired under finance lease arrangements, primarily satellite transponders classified as broadcast equipment. Assets acquired under finance lease arrangements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. (See Note 9.)
(b) Land has an indefinite life and is not depreciated. Leasehold improvements have an estimated useful life of the shorter of five years or the lease term.
Capitalized software costs are for internal use. The net book value of capitalized software costs was $176 million and $136 million as of December 31, 2019 and 2018, respectively. The related accumulated amortization was $343 million and $304 million as of December 31, 2019 and 2018, respectively.
Depreciation expense for property and equipment totaled $207 million, $229 million and $150 million for 2019, 2018 and 2017, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2019	2018
Accrued payroll and related benefits	$425	$484
Content rights payable	456	384
Other accrued liabilities	797	736
Total accrued liabilities	$1,678	$1,604

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Expense, net
Other expense, net, consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Foreign currency gains (losses), net	$17	$(93)	$(83)
(Losses) gains on derivative instruments	(52)	50	(82)
Remeasurement gain on previously held equity interest	14	—	33
Change in the value of common stock investments with readily determinable fair value (a)	(26)	(88)	—
Gain on sale of equity method investments	13	—	—
Interest income	22	15	21
Other income (expense), net	4	(4)	1
Total other expense, net	$(8)	$(120)	$(110)

(a) As of January 1, 2018, upon adoption of ASU 2016-01, equity investments with readily determinable fair value for which the Company has the intent to retain the investment are measured at fair value, with unrealized gains and losses recorded in other expense, net. (See Note 4.)
Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
Cash paid for taxes, net	$562	$389	$274
Cash paid for interest	708	740	357
Non-cash investing and financing activities:
Fair value of assets and liabilities of business received in exchange for redeemable noncontrolling interests (a)	—	—	144
Equity issued for the acquisition of Scripps Networks	—	3,218	—
Disposal of UKTV investment and acquisition of Lifestyle Business	291	—	—
Accrued purchases of property and equipment	47	39	24
Assets acquired under finance lease arrangements	38	58	103
Unsettled stock repurchases	4	—	—

(a) Amount relates to the Company's MTG joint venture. The joint venture was effected via DCL's contribution of the Velocity network to a newly formed entity, MTG, which is a non-guarantor subsidiary of the Company and is reflected as a non-cash contribution in the condensed consolidating financial statements. (See Note 26.)
NOTE 21. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 30% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 48% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees or minority partners of consolidated subsidiaries.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a summary of the transactions with related parties, including OWN, prior to the November 30, 2017 acquisition (in millions).

	Year Ended December 31,
	2019	2018	2017
Revenues and service charges:
Liberty Group	$666	$627	$476
Equity method investees	304	289	145
Other	57	69	46
Total revenues and service charges	$1,027	$985	$667
Interest income	$1	$4	$13
Expenses	$(368)	$(321)	$(178)

The table below presents amounts due from and to related parties (in millions).

	December 31,
	2019	2018
Receivables	$156	$167
Note receivable (a)	—	94
Payables	18	7

(a) Amount relates to a note receivable with UKTV, an equity method investee acquired in conjunction with the acquisition of Scripps Networks. In June 2019, the Company and BBC dissolved their 50/50 joint venture in UKTV. (See Note 3.)
NOTE 22. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and finance leases, employment contracts, arrangements to purchase various goods and services, and future funding commitments to equity method investees.

Year Ending December 31,	Content	Other	Total
2020	$1,633	$478	$2,111
2021	552	386	938
2022	505	266	771
2023	430	191	621
2024	727	27	754
Thereafter	1,383	66	1,449
Total	$5,230	$1,414	$6,644

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Although the Company had funding commitments to equity method investees as of December 31, 2019, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 4.)
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
During 2018, the Company received written notification from tax authorities of a withholding tax claim stemming from an audit that commenced in 2017. A liability of $40 million was recorded as part of the provisional Scripps Networks purchase accounting as of December 31, 2018. During the year ended December 31, 2019, the withholding tax claim was settled with a portion of the claim being resolved subsequent to the measurement period, which resulted in a reversal of the remaining accrual and a reduction in selling, general, and administrative expense of approximately $29 million.
Guarantees
There were no guarantees recorded under ASC 460 as of December 31, 2019 and 2018.
In the normal course of business, the Company may provide or receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2019 and 2018.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 22.) The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.
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
Revenues

	Year Ended December 31,
	2019	2018	2017
U.S. Networks	$7,092	$6,350	$3,434
International Networks	4,041	4,149	3,281
Other	11	54	158
Corporate and inter-segment eliminations	—	—	—
Total revenues	$11,144	$10,553	$6,873

Adjusted OIBDA

	Year Ended December 31,
	2019	2018	2017
U.S. Networks	$4,117	$3,500	$2,026
International Networks	1,057	1,077	859
Other	4	3	6
Corporate and inter-segment eliminations	(507)	(392)	(324)
Total Adjusted OIBDA	$4,671	$4,188	$2,567

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Net Income (Loss) Available to Discovery, Inc. to Total Adjusted OIBDA

	Year Ended December 31,
	2019	2018	2017
Net income (loss) available to Discovery, Inc.	$2,069	$594	$(337)
Net income attributable to redeemable noncontrolling interests	16	20	24
Net income attributable to noncontrolling interests	128	67	—
Income tax expense	81	341	176
Income (loss) before income taxes	2,294	1,022	(137)
Other expense (income), net	8	120	110
Loss from equity investees, net	2	63	211
Loss on extinguishment of debt	28	—	54
Interest expense, net	677	729	475
Operating income	3,009	1,934	713
(Gain) loss on disposition	—	(84)	4
Restructuring and other charges	26	750	75
Impairment of goodwill	155	—	1,327
Depreciation and amortization	1,347	1,398	330
Employee share-based compensation	137	80	39
Transaction and integration costs	26	110	79
Settlement of a withholding tax claim	(29)	—	—
Total Adjusted OIBDA	$4,671	$4,188	$2,567

Total Assets

	December 31,
	2019	2018
U.S. Networks	$18,156	$18,683
International Networks	8,145	7,208
Other	204	227
Corporate and inter-segment eliminations	7,230	6,432
Total assets	$33,735	$32,550

Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company's segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company's CEO. The goodwill allocated from corporate assets to U.S. Networks and International Networks is included in the goodwill balances disclosed in Note 7.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Content Amortization and Impairment Expense

	Year Ended December 31,
	2019	2018	2017
U.S. Networks	$1,548	$1,702	$776
International Networks	1,303	1,584	1,126
Other	2	2	8
Total content amortization and impairment expense	$2,853	$3,288	$1,910

Content expense is generally a component of costs of revenue on the consolidated statements of operations (see Note 6). No content impairments were recorded as a component of restructuring and other charges during the years ended December 31, 2019 and December 31, 2017. Content impairments of $405 million for the year ended December 31, 2018 were due to the strategic programming changes following the acquisition of Scripps Networks and are reflected in restructuring and other charges as further described in Note 17.
Revenues by Geography

	Year Ended December 31,
	2019	2018	2017
U.S.	$7,152	$6,415	$3,560
Non-U.S.	3,992	4,138	3,313
Total revenues	$11,144	$10,553	$6,873

Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Geography

	December 31,
	2019	2018
U.S.	$432	$350
Poland	184	185
U.K.	157	160
Other non-U.S.	178	105
Total property and equipment, net	$951	$800

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019 (a) (b)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$2,707	$2,885	$2,678	$2,874
Operating income	$774	$911	$619	$705
Net income	$418	$987	$297	$511
Net income (loss) available to Discovery, Inc.	$384	$947	$262	$476

Earnings (loss) per share available to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.53	$1.33	$0.35	$0.68
Diluted	$0.53	$1.33	$0.35	$0.67

	2018 (a) (c)
	1st quarter	2nd quarter	3rd quarter	4th quarter
Revenues	$2,307	$2,845	$2,592	$2,809
Operating income (loss)	$204	$650	$369	$711
Net income (loss)	$3	$244	$135	$299
Net (loss) income available to Discovery, Inc.	$(8)	$216	$117	$269

Earnings (loss) per share available to Discovery, Inc. Series A, B and C common stockholders:
Basic	$(0.01)	$0.30	$0.16	$0.38
Diluted	$(0.01)	$0.30	$0.16	$0.38

(a) Earnings (loss) per share amounts may not sum to annual total since each is calculated independently.
(b) In June 2019, the Company recorded a one-time, non-cash deferred income tax benefit of $455 million. (See Note 18.)
(c) In March 2018, Discovery acquired Scripps Networks. In April 2018, the Company sold an 88% controlling equity stake in its Education Business for a sale price of $113 million. The Company recorded a gain of $84 million. (See Note 3.)
NOTE 25. SUBSEQUENT EVENTS
In February 2020, the Company's Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of its existing $1 billion authorization. Under the stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors.
NOTE 26. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Overview
As of December 31, 2019 and 2018, most of the Company's outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 8.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) have the ability to conduct registered offerings of debt securities.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations and comprehensive income and cash flows of (i) the Company, (ii) Scripps Networks, (iii) DCH, (iv) DCL, (v) the non-guarantor subsidiaries of DCL, (vi) the non-guarantor subsidiaries of Discovery which includes Discovery Holding Company ("DHC") and Scripps Networks on a combined basis, and (vii) reclassifications and eliminations necessary to arrive at the consolidated financial statement balances for the Company. DCL primarily includes the Discovery Channel and TLC networks in the U.S. The non-guarantor subsidiaries of DCL include substantially all of the Company’s other, non-Scripps U.S. and international networks, production companies and most of the Company’s websites and digital distribution arrangements. The non-guarantor subsidiaries of DCL are wholly owned subsidiaries of DCL with the exception of certain equity method investments. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. DHC is included in the other non-guarantor subsidiaries of the Company along with the operations of Scripps Networks.
In April 2018, the Company completed a non-cash transaction in which $2.3 billion aggregate principal amount of Scripps Networks outstanding debt was exchanged for Discovery senior notes (See Note 8). The exchanged Scripps Networks senior notes are fully and unconditionally guaranteed by Scripps Networks and the Company. During 2018, the Company completed a series of senior note guaranty transactions and as a result, as of June 30, 2018, the Company and Scripps Networks fully and unconditionally guarantee all of Discovery's senior notes on an unsecured basis, except for the $135 million un-exchanged Scripps Networks Senior Notes. (See Note 8.) The condensed consolidated financial statements presented below reflect the addition of Scripps Networks as a guarantor as of December 31, 2019 and to reflect conforming classification changes made in conjunction with the adoption of ASU 2016-02. (See Note 2.)
In September 2017, the Company acquired a 67.5% controlling interest in MTG, a new joint venture with GoldenTree, in exchange for its contribution of the Velocity network. The MTG non-cash transaction and all related financial activity is included within the non-guarantor subsidiaries of DCL. The Company's 2017 minority investment in Group Nine Media and all related financial activity is included within the DCL issuer entity in the accompanying condensed consolidated financial statements.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$60	$—	$801	$396	$295	$—	$1,552
Receivables, net	—	—	—	456	1,372	805	—	2,633
Content rights, net	—	—	—	3	539	37	—	579
Prepaid expenses and other current assets	3	4	20	72	212	142	—	453
Intercompany trade receivables, net	—	34	—	324	—	—	(358)	—
Total current assets	3	98	20	1,656	2,519	1,279	(358)	5,217
Investment in and advances to subsidiaries	9,891	12,548	—	6,811	—	—	(29,250)	—
Noncurrent content rights, net	—	—	—	760	1,357	1,012	—	3,129
Goodwill	—	—	—	3,678	3,183	6,189	—	13,050
Intangible assets, net	—	—	—	230	1,117	7,320	—	8,667
Equity method investments	—	—	—	14	317	237	—	568
Other noncurrent assets, including property and equipment, net	—	51	21	1,133	1,372	547	(20)	3,104
Total assets	$9,894	$12,697	$41	$14,282	$9,865	$16,584	$(29,628)	$33,735
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$58	$—	$541	$10	$—	$—	$609
Other current liabilities	—	7	—	547	1,482	594	—	2,630
Intercompany trade payables, net	—	—	—	—	324	34	(358)	—
Total current liabilities	—	65	—	1,088	1,816	628	(358)	3,239
Noncurrent portion of debt	—	77	—	14,733	—	—	—	14,810
Negative carrying amount in subsidiaries, net	—	—	2,739	—	—	1,799	(4,538)	—
Other noncurrent liabilities	3	69	—	1,200	795	1,674	(21)	3,720
Total liabilities	3	211	2,739	17,021	2,611	4,101	(4,917)	21,769
Redeemable noncontrolling interests	—	—	—	—	442	—	—	442
Total Discovery, Inc. stockholders’ equity (deficit)	9,891	12,486	(2,698)	(2,739)	6,812	12,483	(26,344)	9,891
Noncontrolling interests	—	—	—	—	—	—	1,633	1,633
Total equity (deficit)	9,891	12,486	(2,698)	(2,739)	6,812	12,483	(24,711)	11,524
Total liabilities and equity	$9,894	$12,697	$41	$14,282	$9,865	$16,584	$(29,628)	$33,735

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$315	$—	$61	$475	$135	$—	$986
Receivables, net	—	—	—	405	1,305	910	—	2,620
Content rights, net	—	—	—	1	250	62	—	313
Prepaid expenses and other current assets	21	18	22	49	134	68	—	312
Intercompany trade receivables, net	—	—	—	151	—	—	(151)	—
Total current assets	21	333	22	667	2,164	1,175	(151)	4,231
Investment in and advances to subsidiaries	8,367	13,248	—	6,290	—	—	(27,905)	—
Noncurrent content rights, net	—	—	—	607	1,501	961	—	3,069
Goodwill	—	—	—	3,678	3,298	6,030	—	13,006
Intangible assets, net	—	—	—	246	1,261	8,167	—	9,674
Equity method investments, including note receivable	—	94	—	23	291	527	—	935
Other noncurrent assets, including property and equipment, net	—	35	20	537	607	456	(20)	1,635
Total assets	$8,388	$13,710	$42	$12,048	$9,122	$17,316	$(28,076)	$32,550
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$106	$—	$1,701	$12	$—	$—	$1,819
Other current liabilities	—	30	—	402	1,266	480	—	2,178
Intercompany trade payables, net	—	—	—	—	151	—	(151)	—
Total current liabilities	—	136	—	2,103	1,429	480	(151)	3,997
Noncurrent portion of debt	—	134	—	14,606	234	—	—	14,974
Negative carrying amount in subsidiaries, net	—	—	5,183	—	—	3,427	(8,610)	—
Other noncurrent liabilities	2	56	—	522	754	1,748	(20)	3,062
Total liabilities	2	326	5,183	17,231	2,417	5,655	(8,781)	22,033
Redeemable noncontrolling interests	—	—	—	—	415	—	—	415
Total Discovery, Inc. stockholders’ equity (deficit)	8,386	13,384	(5,141)	(5,183)	6,290	11,661	(21,011)	8,386
Noncontrolling interests	—	—	—	—	—	—	1,716	1,716
Total equity (deficit)	8,386	13,384	(5,141)	(5,183)	6,290	11,661	(19,295)	10,102
Total liabilities and equity	$8,388	$13,710	$42	$12,048	$9,122	$17,316	$(28,076)	$32,550

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$2,086	$5,377	$3,713	$(32)	$11,144
Costs of revenues, excluding depreciation and amortization	—	—	—	437	2,368	1,031	(17)	3,819
Selling, general and administrative	24	—	—	387	1,838	554	(15)	2,788
Depreciation and amortization	—	—	—	48	320	979	—	1,347
Impairment of goodwill	—	—	—	—	155	—	—	155
Restructuring and other charges	—	—	—	6	20	—	—	26
Total costs and expenses	24	—	—	878	4,701	2,564	(32)	8,135
Operating (loss) income	(24)	—	—	1,208	676	1,149	—	3,009
Equity in earnings (loss) of subsidiaries	2,087	923	1,255	906	—	837	(6,008)	—
Interest (expense), net	—	(6)	—	(678)	8	(1)	—	(677)
Loss on extinguishment of debt	—	—	—	(28)	—	—	—	(28)
Loss (income) from equity investees, net	—	—	—	—	(27)	25	—	(2)
Other income (expense), net	—	(2)	—	(21)	—	15	—	(8)
Income before income taxes	2,063	915	1,255	1,387	657	2,025	(6,008)	2,294
Income tax benefit (expense)	6	2	—	(132)	266	(223)	—	(81)
Net income	2,069	917	1,255	1,255	923	1,802	(6,008)	2,213
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(128)	(128)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Net income available to Discovery, Inc.	$2,069	$917	$1,255	$1,255	$923	$1,802	$(6,152)	$2,069

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$1,950	$5,597	$3,047	$(41)	$10,553
Costs of revenues, excluding depreciation and amortization	—	—	—	445	2,558	956	(24)	3,935
Selling, general and administrative	41	—	—	315	1,694	587	(17)	2,620
Depreciation and amortization	—	1	—	53	365	979	—	1,398
Restructuring and other charges	8	—	—	118	407	217	—	750
Gain on disposition	—	—	—	—	(84)	—	—	(84)
Total costs and expenses	49	1	—	931	4,940	2,739	(41)	8,619
Operating (loss) income	(49)	(1)	—	1,019	657	308	—	1,934
Equity in earnings of subsidiaries	637	198	473	209	—	315	(1,832)	—
Interest expense, net	—	(6)	—	(693)	(29)	(1)	—	(729)
Income (loss) from equity investees, net	—	—	—	4	(91)	24	—	(63)
Other (expense) income, net	(5)	12	—	71	(145)	(53)	—	(120)
Income before income taxes	583	203	473	610	392	593	(1,832)	1,022
Income tax benefit (expense)	11	—	—	(137)	(163)	(52)	—	(341)
Net income	594	203	473	473	229	541	(1,832)	681
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Net loss available to Discovery, Inc.	$594	$203	$473	$473	$229	$541	$(1,919)	$594

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$1,988	$4,897	$—	$(12)	$6,873
Costs of revenues, excluding depreciation and amortization	—	—	467	2,191	—	(2)	2,656
Selling, general and administrative	53	—	309	1,416	—	(10)	1,768
Depreciation and amortization	—	—	42	288	—	—	330
Impairment of goodwill	—	—	—	1,327	—	—	1,327
Restructuring and other charges	—	—	35	40	—	—	75
Loss on disposition	—	—	—	4	—	—	4
Total costs and expenses	53	—	853	5,266	—	(12)	6,160
Operating (loss) income	(53)	—	1,135	(369)	—	—	713
Equity in earnings of subsidiaries	(288)	(288)	(541)	—	(192)	1,309	—
Interest expense, net	—	—	(448)	(27)	—	—	(475)
Loss on extinguishment of debt	—	—	(54)	—	—	—	(54)
Loss from equity method investees, net	—	—	(3)	(208)	—	—	(211)
Other (expense) income, net	—	—	(204)	94	—	—	(110)
Loss before income taxes	(341)	(288)	(115)	(510)	(192)	1,309	(137)
Income tax benefit (expense)	4	—	(173)	(7)	—	—	(176)
Net loss	(337)	(288)	(288)	(517)	(192)	1,309	(313)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	(24)	(24)
Net loss available to Discovery, Inc.	$(337)	$(288)	$(288)	$(517)	$(192)	$1,285	$(337)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$2,069	$917	$1,255	$1,255	$923	$1,802	$(6,008)	$2,213
Other comprehensive income, net of tax:
Currency translation	(15)	5	(20)	(20)	(7)	(8)	50	(15)
Pension and SERP	(10)	(10)	—	—	—	(10)	20	(10)
Derivatives	18	—	18	18	18	12	(66)	18
Comprehensive income	2,062	912	1,253	1,253	934	1,796	(6,004)	2,206
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(128)	(128)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Comprehensive income attributable to Discovery, Inc.	$2,062	$912	$1,253	$1,253	$934	$1,796	$(6,149)	$2,061

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$—	$(30)	$—	$205	$1,476	$1,748	$—	$3,399
Investing Activities
Business acquisitions, net of cash acquired	—	—	—	—	(73)	—	—	(73)
Investments in and advances to equity investments	—	—	—	(83)	(145)	(26)	—	(254)
Proceeds from dissolution of joint venture and sale of investments	—	60	—	—	7	58	—	125
Purchases of property and equipment	—	—	—	(38)	(199)	(52)	—	(289)
Proceeds from derivative instruments, net	—	—	—	—	54	—	—	54
Intercompany distributions and other investing activities, net	—	—	—	92	(5)	4	(92)	(1)
Cash (used in) provided by investing activities	—	60	—	(29)	(361)	(16)	(92)	(438)
Financing Activities
Principal repayments of revolving credit facility	—	—	—	—	(225)	—	—	(225)
Borrowings from debt, net of discount and including premiums	—	—	—	1,479	—	—	—	1,479
Principal repayments of debt, including discount payment and premiums to par value	—	(107)	—	(2,551)	—	—	—	(2,658)
Principal repayments of finance lease obligations	—	—	—	(7)	(34)	(3)	—	(44)
Repurchases of stock	(633)	—	—	—	—	—	—	(633)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(39)	(211)	—	(250)
Share-based plan payments, net	(2)	—	—	—	—	—	—	(2)
Repayments under program financing line of credit, net	—	—	—	—	(12)	—	—	(12)
Hedge of borrowings from debt instruments	—	—	—	—	(18)	—	—	(18)
Intercompany contributions (distributions) and other financing activities, net	635	(178)	—	1,643	(827)	(1,359)	92	6
Cash used in (provided by) financing activities	—	(285)	—	564	(1,155)	(1,573)	92	(2,357)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(39)	1	—	(38)
Net change in cash and cash equivalents	—	(255)	—	740	(79)	160	—	566
Cash and cash equivalents, beginning of period	—	315	—	61	475	135	—	986
Cash and cash equivalents, end of period	$—	$60	$—	$801	$396	$295	$—	$1,552

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(15)	$(85)	$11	$(111)	$1,543	$1,233	$—	$2,576
Investing Activities
Purchases of property and equipment	—	—	—	(24)	(94)	(29)	—	(147)
(Payments) receipts for investments, net	—	—	—	(10)	(59)	8	—	(61)
Business (acquisitions) dispositions, net of cash acquired	(8,714)	54	—	—	—	95	—	(8,565)
Payments for derivative instruments, net	—	—	—	—	(2)	—	—	(2)
Proceeds from dispositions, net of cash disposed	—	—	—	—	107	—	—	107
Distributions from equity method investees	—	—	—	—	1	—	—	1
Proceeds from sale of assets	—	—	—	—	68	—	—	68
Intercompany distributions, and other investing activities, net	—	11	—	12	4	(9)	(12)	6
Cash (used in) provided by investing activities	(8,714)	65	—	(22)	25	65	(12)	(8,593)
Financing Activities
Commercial paper repayments, net	—	—	—	(5)	—	—	—	(5)
Principal repayments of revolving credit facility	—	—	—	—	(200)	—	—	(200)
Borrowings under term loan facilities	—	—	—	2,000	—	—	—	2,000
Principal repayments of term loans	—	—	—	(2,000)	—	—	—	(2,000)
Principal repayments of long term debt	—	—	—	(16)	—	—	—	(16)
Principal repayments of capital lease obligations	—	—	—	(10)	(28)	(12)	—	(50)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(26)	(50)	—	(76)
Share-based plan proceeds, net	51	—	—	—	3	—	—	54
Borrowings under program financing line of credit	—	—	—	22	—	—	—	22
Intercompany contributions and other financing activities, net	8,678	335	(11)	(6,597)	(1,336)	(1,093)	12	(12)
Cash provided by (used in) financing activities	8,729	335	(11)	(6,606)	(1,587)	(1,155)	12	(283)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(15)	(8)	—	(23)
Net change in cash and cash equivalents	—	315	—	(6,739)	(34)	135	—	(6,323)
Cash and cash equivalents, beginning of period	—	—	—	6,800	509	—	—	7,309
Cash and cash equivalents, end of period	$—	$315	$—	$61	$475	$135	$—	$986

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(in millions)

	Discovery	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash (used in) provided by operating activities	$(3)	$3	$476	$1,153	$—	$—	$1,629
Investing Activities
Business acquisitions, net of cash acquired	—	—	—	(60)	—	—	(60)
Payments for investments, net	—	—	(45)	(399)	—	—	(444)
Proceeds from dispositions, net of cash disposed	—	—	—	29	—	—	29
Purchases of property and equipment	—	—	(43)	(92)	—	—	(135)
Distributions from equity method investees	—	—	—	77	—	—	77
Payments (receipts) for derivative instruments, net	—	—	(111)	10	—	—	(101)
Other investing activities, net	—	—	(1)	2	—	—	1
Intercompany contributions (distributions)	—	—	42	—	—	(42)	—
Cash used in investing activities	—	—	(158)	(433)	—	(42)	(633)
Financing Activities
Commercial paper repayments, net	—	—	(48)	—	—	—	(48)
Borrowings under revolving credit facility	—	—	350	—	—	—	350
Principal repayments of revolving credit facility	—	—	(475)	—	—	—	(475)
Borrowings from debt, net of discount and including premiums to par value	—	—	7,488	—	—	—	7,488
Principal repayments of debt, including discount payment and premiums to par value	—	—	(650)	—	—	—	(650)
Payments for bridge financing commitment fees	—	—	(40)	—	—	—	(40)
Principal repayments of capital lease obligations	—	—	(7)	(26)	—	—	(33)
Repurchases of stock	(603)	—	—	—	—	—	(603)
Cash settlement of common stock repurchase contracts	58	—	—	—	—	—	58
Distributions to redeemable noncontrolling interests	—	—	—	(30)	—	—	(30)
Share-based plan proceeds, net	16	—	—	—	—	—	16
Intercompany distributions	—	—	—	(42)	—	42	—
Intercompany contributions and other financing activities, net	532	(3)	(156)	(455)	—	—	(82)
Cash provided by (used in) financing activities	3	(3)	6,462	(553)	—	42	5,951
Effect of exchange rate changes on cash and cash equivalents	—	—	—	62	—	—	62
Net change in cash and cash equivalents	—	—	6,780	229	—	—	7,009
Cash and cash equivalents, beginning of period	—	—	20	280	—	—	300
Cash and cash equivalents, end of period	$—	$—	$6,800	$509	$—	$—	$7,309

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.
PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2020 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” if applicable, and “Corporate Governance – Committees of the Board of Directors – Audit Committee,” respectively, which are incorporated herein by reference.
Information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Discovery, Inc.” as permitted by General Instruction G(3) to Form 10-K.

We have adopted a Code of Ethics (the “Code”) that is applicable to all of our directors, officers and employees. Our Board of Directors approved an updated Code in January 2019 and reviews it regularly. A copy of the Code and any amendments or waivers that would be required to be disclosed under applicable SEC rules are available free of charge at the investor relations section of our website, https://corporate.discovery.com. In addition, we will provide a printed copy of the Code, free of charge, upon written request to: Investor Relations, Discovery, Inc., 850 Third Avenue, 8th Floor, New York, NY 10022-7225.
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2020 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2020 Proxy Statement under the captions “Compensation Discussion and Analysis – Other Compensation Related Matters – Risk Considerations in our Compensation Programs,” “Board Compensation,” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding the compensation committee report will be set forth in our 2020 Proxy Statement under the caption “Report of the Compensation Committee” which is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2020 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2020 Proxy Statement under the captions “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Certain Beneficial Owners of Discovery” and “Security Ownership Information of Certain Beneficial Owners and Management of Discovery – Security Ownership of Discovery Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2020 Proxy Statement under the captions “Corporate Governance – Certain Relationships and Related Person Transactions,” “Corporate Governance – Policy Governing Related Person Transactions,” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2020 Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Description of Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm,” which are incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following consolidated financial statements of Discovery, Inc. are filed as part of Item 8 of this Annual Report on Form 10-K:
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions):

	Beginning of Year	Additions	Write-offs	End of Year
2019
Allowance for doubtful accounts	$46	15	(7)	$54
Deferred tax valuation allowance	$336	37	(66)	$307
2018
Allowance for doubtful accounts	$55	6	(15)	$46
Deferred tax valuation allowance (a)	$105	283	(52)	$336
2017
Allowance for doubtful accounts	$47	12	(4)	$55
Deferred tax valuation allowance	$25	84	(4)	$105
(a) Additions to the valuation allowance for deferred tax assets of $195 million relate to balances acquired through acquisitions in 2018, with the remainder charged to income tax expense.
All other financial statement schedules required to be filed pursuant to Item 8 and Item 15(c) of Form 10-K have been omitted as the required information is not applicable, not material, or is set forth in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed or furnished as part of this Annual Report on Form 10-K pursuant to Item 601 of SEC Regulation S-K and Item 15(b) of Form 10-K:

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

EXHIBITS INDEX
Exhibit No.	Description
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

EXHIBITS INDEX
Exhibit No.	Description
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

4.28
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

4.29
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

4.30
Term Loan Credit Agreement, dated as of August 11, 2017, among Discovery Communications, LLC, as the Company, Discovery Communications, Inc., as Facility Guarantor, the lenders from time to time party thereto, Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed on November 2, 2017 (SEC File No. 001-34177))

4.31	Description of Discovery Inc.'s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Discovery Communications U.S. Executive Relocation Policy (incorporated by reference to Exhibit 10.1 to the Form 10-K filed on February 28, 2018 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description

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

10.10
Discovery Communications, Inc. 2013 Incentive Plan (As Amended and Restated Effective May 10, 2018) (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on May 16, 2018 (SEC File No. 001-34177))*

10.11
Discovery Communications, Inc. 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2015 (SEC File No. 001-34177))*

10.12	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 7, 2008 (SEC File No. 001-34177))*

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on March 9, 2009 (SEC File No. 001-34177))*

10.14	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K filed on February 22, 2010 (SEC File No. 001-34177))*

10.15	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 1, 2011 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.16
Form of Discovery Performance Equity Program Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.17
Form of Discovery Performance Equity Program Cash-Settled Stock Appreciation Right Agreement for Employees (incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.18	Form of Special Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2014 (SEC File No. 001-34177))*

10.19	Form of Stock Dividend Related Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.20	Form of David Zaslav's Stock Dividend Related Discovery Appreciation Plan Letter (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on July 31, 2014 (SEC File No. 001-34177))*

10.21	Form of David Zaslav Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

10.22
Employment Agreement between Discovery Communications, Inc. and David Zaslav dated January 2, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.23
Amended and Restated Employment Agreement, dated July 16, 2018, between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))

10.24
Employment Agreement, dated as of August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

10.25
Amendment to Employment Agreement, dated September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2015 (SEC File No. 001-34177))*

10.26
Second Amendment to Employment Agreement, dated as of February 9, 2018, between Bruce Campbell and Discovery Communications, LLC (Incorporated by reference to Exhibit 10.1 to the Form 10-Q Filed on May 10, 2018 (SEC File No. 001-34177))*

10.27
Employment Agreement dated as of July 27, 2018 between Peter Faricy and Discovery Communications, LLC (incorporated by reference to Exhibit 10.51 to the Form 10-K filed on March 1, 2019 (SEC File No. 001-34177))*

10.28
Employment Agreement, dated as of October 3, 2016, between Dr. Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2016 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.29
Employment Agreement, dated January 14, 2014, between Jean-Briac Perrette and Discovery Communications, LLC (incorporated by reference to Exhibit 10.54 to the Form 10-K filed on February 19, 2015 (SEC File No. 001-34177))*

10.30
Amendment to Employment Agreement, dated February 1, 2019, between Jean-Briac Perrette and Discovery Corporate Services Limited, a wholly owned subsidiary of Discovery, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2019 (SEC File No. 001-34177))*

10.31	Form of Discovery, Inc. Non-Qualified Stock Option Grant Agreement for Employees* (filed herewith)

10.32	Form of Discovery, Inc. Restricted Stock Unit Agreement for Employees* (filed herewith)

10.33	Form of Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees* (filed herewith)

18	Preferability Letter from Independent Registered Public Accounting Firm (filed herewith)

21	List of Subsidiaries of Discovery, Inc. (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†

EXHIBITS INDEX
Exhibit No.	Description
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan, contract or arrangement.
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018, and 2017, and (v) Notes to Consolidated Financial Statements.

ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: February 27, 2020	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2020
David M. Zaslav

/s/ Gunnar Wiedenfels	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Gunnar Wiedenfels

/s/ Lori C. Locke	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Lori C. Locke

/s/ S. Decker Anstrom	Director	February 27, 2020
S. Decker Anstrom

/s/ Robert R. Beck	Director	February 27, 2020
Robert R. Beck

/s/ Robert R. Bennett	Director	February 27, 2020
Robert R. Bennett

/s/ Paul A. Gould	Director	February 27, 2020
Paul A. Gould

/s/ Ken Lowe	Director	February 27, 2020
Ken Lowe

/s/ John C. Malone	Director	February 27, 2020
John C. Malone

/s/ Robert J. Miron	Director	February 27, 2020
Robert J. Miron

/s/ Steven A. Miron	Director	February 27, 2020
Steven A. Miron

/s/ Susan M. Swain	Director	February 27, 2020
Susan M. Swain

/s/ Daniel E. Sanchez	Director	February 27, 2020
Daniel E. Sanchez

/s/ J. David Wargo	Director	February 27, 2020
J. David Wargo