Form 10-Q
period 2020-03-31
Discovery, Inc.
filed 2020-05-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 22, 2020:

Series A Common Stock, par value $0.01 per share	160,019,717
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	340,161,506

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,453	$1,552
Receivables, net	2,564	2,633
Content rights and prepaid license fees, net	89	579
Prepaid expenses and other current assets	520	453
Total current assets	4,626	5,217
Noncurrent content rights, net	3,756	3,129
Property and equipment, net	1,040	951
Goodwill	12,966	13,050
Intangible assets, net	8,332	8,667
Equity method investments	542	568
Other noncurrent assets	2,128	2,153
Total assets	$33,390	$33,735
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$421	$463
Accrued liabilities	1,471	1,678
Deferred revenues	376	489
Current portion of debt	607	609
Total current liabilities	2,875	3,239
Noncurrent portion of debt	15,267	14,810
Deferred income taxes	1,550	1,691
Other noncurrent liabilities	2,294	2,029
Total liabilities	21,986	21,769
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	442	442
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 5 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 163 and 161 shares issued; and 160 and 158 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 546 and 547 shares issued; and 340 and 360 shares outstanding	5	5
Additional paid-in capital	10,770	10,747
Treasury stock, at cost: 209 and 190 shares	(7,897)	(7,374)
Retained earnings	7,712	7,333
Accumulated other comprehensive loss	(1,122)	(822)
Total Discovery, Inc. stockholders' equity	9,470	9,891
Noncontrolling interests	1,492	1,633
Total equity	10,962	11,524
Total liabilities and equity	$33,390	$33,735
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Advertising	$1,402	$1,415
Distribution	1,223	1,224
Other	58	68
Total revenues	2,683	2,707
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	918	930
Selling, general and administrative	645	626
Depreciation and amortization	326	372
Restructuring and other charges	15	5
Total costs and expenses	1,904	1,933
Operating income	779	774
Interest expense, net	(163)	(182)
Loss on extinguishment of debt	—	(5)
(Loss) income from equity investees, net	(21)	11
Other expense, net	(58)	(27)
Income before income taxes	537	571
Income tax expense	(130)	(153)
Net income	407	418
Net income attributable to noncontrolling interests	(28)	(29)
Net income attributable to redeemable noncontrolling interests	(2)	(5)
Net income available to Discovery, Inc.	$377	$384
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.55	$0.53
Diluted	$0.55	$0.53
Weighted average shares outstanding:
Basic	517	524
Diluted	685	714
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$407	$418
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(141)	(69)
Derivatives	(159)	(11)
Comprehensive income	107	338
Comprehensive income attributable to noncontrolling interests	(28)	(29)
Comprehensive income attributable to redeemable noncontrolling interests	(2)	(5)
Comprehensive income attributable to Discovery, Inc.	$77	$304
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$407	$418
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	704	697
Depreciation and amortization	326	372
Deferred income taxes	(75)	(43)
Share-based compensation (benefit) expense	(4)	30
Equity in losses of equity method investee companies, including cash distributions	31	3
Unrealized loss from derivative instruments, net	27	—
Remeasurement gain on previously held equity interest	—	(8)
Realized gain from derivative instruments, net	(21)	—
Other, net	29	44
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	36	(10)
Content rights and payables, net	(899)	(816)
Accounts payable and accrued liabilities	(202)	(211)
Foreign currency, prepaid expenses and other assets, net	(24)	66
Cash provided by operating activities	335	542
Investing Activities
Business acquisitions, net of cash acquired	—	(22)
Investments in and advances to equity investments	(42)	(34)
Purchases of property and equipment	(105)	(44)
Other investing activities, net	77	6
Cash used in investing activities	(70)	(94)
Financing Activities
Principal repayments of debt, including discount payment	—	(453)
Repurchases of stock	(527)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(173)	(163)
Borrowings under revolving credit facility	500	—
Other financing activities, net	(59)	(36)
Cash used in financing activities	(259)	(652)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	(37)
Net change in cash, cash equivalents, and restricted cash	(18)	(241)
Cash, cash equivalents, and restricted cash, beginning of period	1,552	986
Cash, cash equivalents, and restricted cash, end of period	$1,534	$745
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2019	13	$—	715	$7	$10,747	$(7,374)	$7,333	$(822)	$9,891	$1,633	$11,524
Cumulative effect of accounting change (See Note 1)	—	—	—	—	—	—	2	—	2	—	2
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	377	—	377	28	405
Other comprehensive loss	—	—	—	—	—	—	—	(300)	(300)	—	(300)
Share-based compensation	—	—	—	—	21	—	—	—	21	—	21
Repurchases of stock	—	—	—	—	—	(523)	—	—	(523)	—	(523)
Tax settlements associated with share-based plans	—	—	—	—	(30)	—	—	—	(30)	—	(30)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(170)	(170)
Issuance of stock in connection with share-based plans	—	—	1	—	32	—	—	—	32	—	32
Other adjustments to stockholders' equity	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	13	$—	716	$7	$10,770	$(7,897)	$7,712	$(1,122)	$9,470	$1,492	$10,962
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2018	14	$—	691	$7	$10,647	$(6,737)	$5,254	$(785)	$8,386	$1,716	$10,102
Cumulative effect of accounting change	—	—	—	—	—	—	30	(30)	—	—	—
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	384	—	384	29	413
Other comprehensive loss	—	—	—	—	—	—	—	(80)	(80)	—	(80)
Share-based compensation	—	—	—	—	38	—	—	—	38	—	38
Tax settlements associated with share-based plans	—	—	—	—	(21)	—	—	—	(21)	—	(21)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(153)	(153)
Issuance of stock in connection with share-based plans	—	—	2	—	6	—	—	—	6	—	6
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(5)	—	(5)	—	(5)
March 31, 2019	14	$—	693	$7	$10,670	$(6,737)	$5,663	$(895)	$8,708	$1,592	$10,300
The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery”, the “Company”, "we", "us" or "our") is a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated TV Everywhere ("TVE") applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. The Company also operates a production studio.
The Company has organized its operations into two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities ("VIE") for which the Company is the primary beneficiary. Inter-company accounts and transactions between consolidated entities have been eliminated.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, estimated credit losses, content rights, leases, depreciation and amortization, business combinations, share-based compensation, defined benefit plans, income taxes, other financial instruments, contingencies, and the determination of whether the Company should consolidate certain entities.
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the current novel coronavirus (“COVID-19”) outbreak to be a global pandemic. COVID-19 continues to spread throughout the world, and the duration and severity of its effects and economic disruption are currently unknown. In response to this declaration and the rapid spread of COVID-19, the United States and other countries throughout the world have imposed varying degrees of restrictions on social and commercial activity in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including the media industry. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and geographies, including how it will impact its customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various third parties.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

While the Company did not incur significant disruptions during the three months ended March 31, 2020, the Company has taken certain steps to mitigate the adverse impacts on and risks to the Company's business in light of the pandemic. The Company is unable to predict the full impact that COVID-19 will have on its financial position, operating results, and cash flows due to numerous uncertainties and the speed with which the COVID-19 situation is developing. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company’s consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions. The Company assessed goodwill, other intangibles, deferred tax assets, programming assets, and accounts receivable for recoverability based upon latest estimates and judgments with respect to expected future operating results, ultimate usage of content and latest expectations with respect to collectability. No asset impairments were recorded as of March 31, 2020, as the fair value of such assets exceeded their carrying value. However, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future. Finally, the effects of the pandemic may negatively impact the Company’s financial position, results of operations, and cash flows. However, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably and fully estimated at this time.
In response to the COVID-19 pandemic, during the first quarter of 2020, the Company pursued a number of cost savings initiatives that it believes will offset a portion of potential revenue losses and deferrals due to the impact of COVID-19, through the implementation of travel, marketing, production and other operating cost reductions. The Company also implemented remote work arrangements effective mid-March 2020 and to date, these arrangements have not materially affected our ability to maintain our business operations. Additionally, certain sporting events that the Company has rights to have been cancelled or postponed, thereby eliminating or deferring the related revenues and expenses. For example, on March 24, 2020, the International Olympic Committee and the Tokyo 2020 Organizing Committee agreed to postpone the Olympic Games to 2021. The Company expects that the postponement of the Olympic Games will shift Olympic-related revenues and defer significant expenses from fiscal year 2020 to fiscal year 2021.
The Company generally relies on third-party production partners to produce its content, and these third-party production partners were forced to shut down during the first quarter of 2020 due to COVID-19. The Company continues to monitor customer and consumer demands by employing innovative production and programming strategies, including content filmed by our on-air talent and seeking viewer feedback on which content to air. We intend to continue to adapt our plans as needed to drive our business and meet our obligations during the COVID-19 situation.
In addition, the Company has implemented several measures that the Company believes will preserve sufficient liquidity in the near term. As described further in Note 7, during March 2020, the Company drew down $500 million under its $2.5 billion revolving credit facility to increase its cash position and maximize flexibility in light of the current uncertainty surrounding the impact of COVID-19. The Company has upcoming corporate debt maturities in June 2020 of $600 million and in June 2021 of $640 million. Subsequent to the three months ended March 31, 2020, the Company entered into an amendment to its revolving credit facility (See Note 19.)
Finally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As of March 31, 2020, the Company does not expect the CARES Act to have a material effect on its financial position and results of operations. The Company continues to monitor other relief measures taken by the U.S. and other governments around the world.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Adopted
Content
In March 2019, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2019-02, which generally aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The Company adopted this ASU on January 1, 2020 and will apply the provisions prospectively. In connection with this adoption, the Company elected to treat all content rights and prepaid license fees as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months. As of March 31, 2020 and December 31, 2019, $89 million and $579 million, respectively, of content rights and prepaid license fees were reflected as a current asset. The Company determined that most of its content is exploited as part of film groups. For such content assets, the unit of account for the impairment assessment is the respective film group. There was no material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. (See Note 5.)
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans and replaces the incurred loss methodology with a new, forward-looking “expected loss” model that considers the risk of loss over the asset’s contractual life, even if remote, historical experience, current conditions, and reasonable and supportable forecasts of future relevant events. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach and recorded a noncash cumulative effect of adoption as an increase to retained earnings of $2 million to align our credit loss methodology with the new standard. (See Note 10.)
Accounting and Reporting Pronouncements Not Yet Adopted
LIBOR
In March 2020, the FASB issued ASU 2020-04, which provides temporary optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions if certain criteria are met in order to ease the potential accounting and financial reporting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact ASU 2020-04 will have on its consolidated financial statements and related disclosures, if elected.
NOTE 2. ACQUISITIONS
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

To compensate Discovery for the note receivable and for the difference in fair value between the Lifestyle Business and the Entertainment Business retained by BBC, Discovery received cash of $88 million at closing and a note receivable from BBC of $130 million, payable in two equal installments in June 2020 and 2021. The Company used a market-based valuation model to determine the fair value of the previously held 50% equity method investment in the Lifestyle Business and recognized a gain of $5 million during the three months ended June 30, 2019 for the difference between the carrying value and the fair value of the of the previously held equity interest.
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
Other
Magnolia Discovery Ventures
On July 19, 2019, the Company contributed its linear cable network focused on home improvement, DIY Network, to a new joint venture, Magnolia Discovery Ventures, LLC ("Magnolia"), with Chip and Joanna Gaines acting as Chief Creative Officers to the joint venture. The joint venture will replace and rebrand the DIY Network, include a TV Everywhere app and a subscription streaming service planned for a future date.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Play Sports Group Limited
On January 8, 2019, the Company acquired a controlling interest in Play Sports Group Limited, increasing Discovery's ownership stake from 20.1% to 70.7%. The Company recognized a gain of $8 million during the three months ended March 31, 2019, which represents the difference between the carrying value and the fair value of the previously held 20.1% equity method investment. The gain is included in other expense, net in the Company's consolidated statement of operations. The measurement period closed in January 2020, with no material adjustments recorded.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	March 31, 2020	December 31, 2019
Equity method investments:
nC+	Equity method investments	32%	$170	$182
Discovery Solar Ventures, LLC (a)	Equity method investments	N/A	89	92
All3Media	Equity method investments	50%	59	75
Other	Equity method investments		224	219
Total equity method investments			542	568

Common stock investments with readily determinable fair values	Other noncurrent assets		29	51

Equity investments without readily determinable fair values:
Group Nine Media (b)	Other noncurrent assets	25%	256	256
Formula E (c)	Other noncurrent assets	25%	65	65
Other	Other noncurrent assets		199	193
Total equity investments without readily determinable fair values			520	514
Total investments			$1,091	$1,133

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered variable interest entities ("VIEs") of the Company and are accounted for under the equity method of accounting using the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings.

(b) Overall ownership percentage for Group Nine Media is calculated on an outstanding shares basis.
(c) Ownership percentage for Formula E includes holdings accounted for as an equity method investment and holdings accounted for as an equity investment without a readily determinable fair value.
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. There were no impairment losses recorded during the three months ended March 31, 2020 and 2019.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase price associated with the investment nC+ was attributed to amortizable intangible assets, which is included in its carrying values. Earnings from nC+ were reduced by the amortization of these intangibles of $3 million and $2 million during the three months ended March 31, 2020 and 2019, respectively. Amortization that reduces the Company's equity in earnings of nC+ for future periods is expected to be $54 million.
Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2020, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $303 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $160 million as of March 31, 2020 and December 31, 2019. The Company recognized its portion of VIE operating results with net losses of $9 million and net earnings $3 million for the three months ended March 31, 2020 and 2019, respectively, in (loss) income from equity investees, net on the consolidated statements of operations.
Common Stock Investments with Readily Determinable Fair Value
Investments in entities or other securities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are classified as equity investments with readily determinable fair value. Gains and losses are recorded in other expense, net on the consolidated statements of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company owns shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. The gains and losses related to the Company's common stock investments with readily determinable fair values for the three months ended March 31, 2020 and 2019 are summarized in the table below (in millions).

	Three Months Ended March 31,
	2020	2019
Net losses recognized during the period on equity securities	$(22)	$—
Less: Net losses recognized on equity securities sold	—	—
Unrealized losses recognized during reporting period on equity securities still held at the reporting date	$(22)	$—

Formerly, the Company hedged 50% of the Lionsgate shares with an equity collar (the "Lionsgate Collar") and pledged those shares as collateral to the derivative counterparty with changes in fair value reflected as a component of other expense, net on the consolidated statements of operations. (See Note 8.) During the three months ended March 31, 2020, tranches 2 and 3 of the Lionsgate Collar, which covered the remaining hedged shares, were terminated. The Company received cash of $44 million and recognized a gain of $7 million, which represents the difference between the carrying value and the fair value of the hedged shares, upon termination. The gain is included in other expense, net on the consolidated statements of operations.
Equity investments without readily determinable fair values assessed under the measurement alternative
Equity investments without readily determinable fair value include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values.
During the three months ended March 31, 2020, the Company invested $6 million in various equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had no indicators that a change in fair value had taken place as the result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of March 31, 2020, the Company had recorded cumulative upward adjustments of $9 million for its equity investments without readily determinable fair values.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$153	$—	$153
Equity securities:
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	3	—	3
Mutual funds	Other noncurrent assets	163	—	—	163
Company-owned life insurance contracts	Other noncurrent assets	—	42	—	42
Total		$175	$198	$—	$373
Liabilities
Deferred compensation plan	Accrued liabilities	$24	$—	$—	$24
Deferred compensation plan	Other noncurrent liabilities	180	—	—	180
Total		$204	$—	$—	$204

		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$10	$—	$10
Equity securities:
Mutual funds	Prepaid expenses and other current assets	11	—	—	11
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	192	—	—	192
Company-owned life insurance contracts	Other noncurrent assets	—	45	—	45
Total		$203	$59	$—	$262
Liabilities
Deferred compensation plan	Accrued liabilities	$24	$—	$—	$24
Deferred compensation plan	Other noncurrent liabilities	209	—	—	209
Total		$233	$—	$—	$233

Equity securities include investments in mutual funds held in separate trusts, which are owned as part of the Company's supplemental retirement plans, and company-owned life insurance contracts. The fair value of Level 1 equity securities was determined by reference to the quoted market price per share in active markets multiplied by the number of shares held without consideration of transaction costs. The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation. Company-owned life insurance contracts are recorded at their cash surrender value, which approximates fair value (Level 2).

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, borrowings under the revolving credit facility, finance leases, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2020 and December 31, 2019. The estimated fair value of the Company’s outstanding senior notes using quoted prices from  over-the-counter markets, considered Level 2 inputs, was $15.7 billion and $17.1 billion as of March 31, 2020 and December 31, 2019, respectively.
The Company's derivative financial instruments are discussed in Note 8.
NOTE 5. CONTENT RIGHTS
Content rights principally consist of television series, specials, films and sporting events. Content aired on the Company’s television networks and digital content offerings is sourced from a wide range of third-party producers, wholly-owned and equity method investee production studios, and sports associations. Content is classified either as produced, coproduced or licensed.
The Company owns most or all of the rights to produced content. The Company collaborates with third parties to finance and develop coproduced content, and it retains significant rights to exploit the programs. Prepaid licensed content includes advance payments for rights to air sporting events that will take place in the future and advance payments for acquired films and television series.
Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs. Costs incurred for produced and coproduced content are capitalized if the Company has previously generated revenues from similar content in established markets and offerings and the content will be used, and revenues will be generated for a period of at least one year. The Company’s coproduction arrangements generally provide for the sharing of production costs. The Company records its costs but does not record the costs borne by the other party as the Company does not share any associated economics of exploitation.
Licensed content is comprised of films or series that have been previously produced by third parties and the Company retains limited airing rights over a contractual term. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for the programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. The Company pays in advance of delivery for television series, specials, films and sports rights. Payments made in advance of when the right to air the content is received are recognized as prepaid licensed content. Participation costs are expensed in line with the amortization of production costs. Content distribution, advertising, marketing, general and administrative costs are expensed as incurred.
Linear content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. Digital content amortization for each period is recognized based on estimated viewing patterns as there are no direct revenues to associate to the individual content assets and therefore, number of views is most representative of the use of the title. Significant judgement is required to determine the useful lives and amortization patterns of the Company’s content assets.
Quarterly, the Company prepares analyses to support its content amortization expense. Critical assumptions used in determining content amortization include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or viewership model based on the adequacy of historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model, (iv) assessing the accuracy of the Company's forecasts and (v) incorporating secondary streams. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, the number of subscribers to our digital services, and program usage. Accordingly, the Company continually reviews its estimates and planned usage and revises its assumptions if necessary. As part of the Company's assessment of its amortization rates, the Company compares the calculated amortization rates to those that have been utilized during the year. If the calculated rates do not deviate materially from the applied amortization rates, no adjustment is recorded. Any material adjustments from the Company’s review of the amortization rates are applied prospectively in the period of the change for assets in film groups, which represent the largest proportion of the Company's content assets.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The result of the content amortization analysis is either an accelerated method or a straight-line amortization method over the estimated useful lives of two to four years. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content generally commences when the license period begins and the program is available for use. The Company allocates the cost of multi-year sports programming arrangements over the contract period of each event or season based on the estimated relative value of each event or season. Amortization of sports rights takes place when the content airs.
Capitalized content costs are stated at the lower of cost less accumulated amortization or fair value. Content assets (produced, coproduced and licensed) are predominantly monetized as a group on the Company’s linear networks and digital content offerings. For content assets that are predominantly monetized within film groups, the Company evaluates the fair value of content in aggregate at the group level by considering expected future revenue generation typically by using a discounted cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. Programming and development costs for programs that the Company has determined will not be produced, are fully expensed in the period the determination is made. The Company’s film groups are generally aligned along the Company’s networks and digital content offerings except for certain international territories wherein content assets are shared across the various networks in the territory and therefore, the territory is the film group. The Company’s rights to the Olympics are predominantly monetized on their own as the sublicensing of the rights in certain territories is a significant component of the monetization strategy. Beginning in 2020, all content rights and prepaid license fees are classified as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months. (See Note 1.)
The table below presents the components of content rights (in millions).

	March 31, 2020	December 31, 2019
Produced content rights:
Completed	$7,171	$6,976
In-production	715	582
Coproduced content rights:
Completed	915	882
In-production	50	50
Licensed content rights:
Acquired	1,100	1,101
Prepaid	390	249
Content rights, at cost	10,341	9,840
Accumulated amortization	(6,496)	(6,132)
Total content rights, net	3,845	3,708
Current portion (a)	(89)	(579)
Noncurrent portion	$3,756	$3,129

(a) Effective with the adoption of ASU 2019-02 on January 1, 2020, the Company elected to classify all content rights and prepaid license fees as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content expense consisted of the following (in millions).

	Three Months Ended March 31,
	2020	2019
Content amortization	$703	$697
Other production charges	84	94
Content impairments	1	—
Total content expense	$788	$791

As of March 31, 2020, the Company expects to amortize approximately 56%, 27% and 13% of its produced and co-produced content, excluding content in-production, and 51%, 26% and 10% of its licensed content rights in the next three twelve-month operating cycles ended March 31, 2021, 2022 and 2023, respectively.
NOTE 6. GOODWILL
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2019	$10,813	$2,237	$13,050
Foreign currency translation	—	(84)	(84)
March 31, 2020	$10,813	$2,153	$12,966

The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of March 31, 2020 and December 31, 2019. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.5 billion as of March 31, 2020 and December 31, 2019.
Impairment Analysis
As of October 1, 2019, the Company performed a quantitative goodwill impairment assessment for all reporting units consistent with the Company's accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using discounted cash flow ("DCF") and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of March 31, 2020 and December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $1.8 billion and $1.9 billion, respectively. During the first quarter, management considered the estimated impacts of COVID-19 and determined that the fair value of goodwill was more likely than not greater than the carrying value. However, due to significant uncertainty surrounding the current COVID-19 environment, management's judgement regarding this could change in the future and, as such, management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2020	December 31, 2019
2.800% Senior notes, semi-annual interest, due June 2020	$600	$600
4.375% Senior notes, semi-annual interest, due June 2021	640	640
2.375% Senior notes, euro denominated, annual interest, due March 2022	330	336
3.300% Senior notes, semi-annual interest, due May 2022	496	496
3.500% Senior notes, semi-annual interest, due June 2022	400	400
2.950% Senior notes, semi-annual interest, due March 2023	1,167	1,167
3.250% Senior notes, semi-annual interest, due April 2023	350	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	496	525
3.900% Senior notes, semi-annual interest, due November 2024	497	497
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	500
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	662	673
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior notes, semi-annual interest, due May 2029	750	750
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior notes, semi-annual interest, due May 2049	750	750
Revolving credit facility	500	—
Program financing line of credit, quarterly interest based on adjusted LIBOR or variable prime rate	7	10
Total debt	15,995	15,544
Unamortized discount, premium and debt issuance costs, net (a)	(121)	(125)
Debt, net of unamortized discount, premium and debt issuance costs	15,874	15,419
Current portion of debt	(607)	(609)
Noncurrent portion of debt	$15,267	$14,810
(a) Current portion of unamortized discount, premium, and debt issuance costs, net is $1 million.
Senior Notes
In the second quarter of 2019, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued aggregate principal amount of Senior Notes of $750 million due 2029 and $750 million due 2049. The proceeds received by DCL were net of a $6 million issuance discount and $12 million of debt issuance costs. DCL used the proceeds from the offering to redeem and repurchase approximately $1.3 billion aggregate principal amount of DCL's and Scripps Networks' Senior Notes. The redemptions and repurchase resulted in a loss on extinguishment of debt of $23 million for the year ended December 31, 2019. The loss included $20 million of net premiums to par value and $3 million of other non-cash charges.
In the first quarter of 2019, the Company redeemed $411 million aggregate principal amount of senior notes due in 2019 and, during 2019, made open market bond repurchases of $55 million, resulting in a loss on extinguishment of debt of $5 million.
As of March 31, 2020, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $135 million of un-exchanged Scripps Networks Senior Notes acquired in conjunction with the acquisition of Scripps Networks. (See Note 20.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility and Commercial Paper Programs
DCL and certain designated foreign subsidiaries of DCL have the capacity to borrow up to $2.5 billion under a revolving credit facility (the "Credit Facility"), including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. The Credit Facility matures in August 2022 with the option for up to two additional 364-day renewal periods and is subject to a maximum consolidated leverage ratio financial covenant of 4.50 to 1.00. As of March 31, 2020, DCL, was in compliance with all covenants and there were no events of default under the revolving credit facility. Subsequent to the three months ended March 31, 2020, the Company entered into an amendment to the Credit Facility. (See Note 19.)
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of March 31, 2020, the Company had $500 million of outstanding borrowings under the Credit Facility at a weighted average interest rate of 2.10% and had no outstanding borrowings under the commercial paper program. The Company had no outstanding borrowings under the Credit Facility or the commercial paper program as of December 31, 2019.
All obligations of DCL and the other borrowers under the Credit Facility are unsecured and are fully and unconditionally guaranteed by Discovery and Scripps.
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During the three months ended March 31, 2020, the Company executed forward starting interest rate swap contracts designated as cash flow hedges with a total notional value of $1.6 billion. These contracts will mitigate interest rate risk associated with the forecasted issuance of future fixed-rate public debt.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of March 31, 2020 and December 31, 2019. The fair value of the Company's derivative financial instruments at March 31, 2020 and December 31, 2019 was determined using a market-based approach (Level 2).

	March 31, 2020					December 31, 2019
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,549	$36	$45	$3	$1	$1,631	$29	$7	$5	$16
Interest rate swaps	2,000	—	—	—	234	400	—	38	—	—
Net investment hedges: (a)
Cross-currency swaps	3,439	38	142	—	58	3,535	37	70	7	94
Foreign exchange	52	—	10	—	—	52	—	4	—	—
No hedging designation:
Foreign exchange	983	4	—	1	109	1,177	—	—	13	50
Cross-currency swaps	139	3	5	—	—	279	3	—	—	5
Equity (Lionsgate Collar)	—	—	—	—	—	65	19	18	—	—
Total		$81	$202	$4	$402		$88	$137	$25	$165

(a) Excludes £400 million of sterling notes ($496 million equivalent at March 31, 2020) designated as a net investment hedge. (See Note 7.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2020	2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$76	$3
Interest rate - derivative adjustments	(272)	(15)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	1	1
Foreign exchange - distribution revenue	8	4
Foreign exchange - costs of revenues	1	(2)
If current fair values of designated cash flow hedges as of March 31, 2020 remained static over the next twelve months, the Company would reclassify $31 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 10 years.
Net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of accumulated other comprehensive loss. The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2020	2019		2020	2019
Cross currency swaps	$137	$52	Interest expense, net	$12	$7
Foreign exchange contracts	6	(1)	Other expense, net	—	—
Sterling notes (foreign denominated debt)	30	(17)	N/A	—	—
Total	$173	$34		$12	$7
The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2020	2019
Interest rate swaps	$—	$1
Cross-currency swaps	10	(2)
Equity	7	1
Foreign exchange derivatives	(44)	(34)
Total in other expense, net	$(27)	$(34)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. EQUITY
Repurchase Programs
In February 2020, the Company's Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of its existing $1 billion repurchase authorization announced in May 2019. Under the stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. During the three months ended March 31, 2020, the Company repurchased 19.4 million shares of its Series C common stock for $523 million at an average price of $26.87 per share. There were no common stock repurchases for the three months ended March 31, 2019.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of March 31, 2020, the Company had repurchased 3 million and 206 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $7.7 billion, respectively.
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(309)	$47	$(262)	$(98)	$2	$(96)
Net investment hedges	167	(46)	121	27	—	27
Total currency translation adjustments	(142)	1	(141)	(71)	2	(69)

Derivative adjustments:
Unrealized gains (losses)	(196)	45	(151)	(12)	4	(8)
Reclassifications from other comprehensive income to net income	(10)	2	(8)	(3)	—	(3)
Total derivative adjustments	(206)	47	(159)	(15)	4	(11)
Other comprehensive income (loss) adjustments	$(348)	$48	$(300)	$(86)	$6	$(80)
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(847)	$32	$(7)	$(822)
Other comprehensive income (loss) before reclassifications	(141)	(151)	—	(292)
Reclassifications from accumulated other comprehensive loss to net income	—	(8)	—	(8)
Other comprehensive income (loss)	(141)	(159)	—	(300)
Ending balance	$(988)	$(127)	$(7)	$(1,122)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(804)	$16	$3	$(785)
Other comprehensive income (loss) before reclassifications	(69)	(8)	—	(77)
Reclassifications from accumulated other comprehensive loss to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(69)	(11)	—	(80)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	(2)	—	(30)
Ending balance	$(901)	$3	$3	$(895)

NOTE 10. REVENUES AND ACCOUNTS RECEIVABLE
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2020				2019
	U.S. Networks	International Networks	Other	Total	U.S. Networks	International Networks	Other	Total
Revenues:
Advertising	$1,026	$376	$—	$1,402	$1,022	$393	$—	$1,415
Distribution	708	515	—	1,223	697	527	—	1,224
Other	22	32	4	58	33	32	3	68
Total	$1,756	$923	$4	$2,683	$1,752	$952	$3	$2,707

Accounts Receivable and Credit Losses
Receivables include amounts currently due from customers and are presented net of an estimate for lifetime expected credit losses. Allowance for credit losses is measured using historical loss rates for the respective risk categories and incorporating forward-looking estimates. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of receivables. The corresponding expense for the expected credit losses is reflected in selling, general and administrative expenses. The Company does not require collateral with respect to trade receivables.
The Company’s accounts receivable balances and the related credit losses arise primarily from distribution and advertising revenue. The Company monitors ongoing credit exposure through active review of customers’ financial conditions, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in allowance for credit losses consisted of the following (in millions):

	December 31, 2019	Impact of adoption of ASU 2016-13	Provisions for credit losses	Write-offs	March 31, 2020
Distribution customers	$19	$1	$—	$(2)	$18
Advertising and other customers	35	(3)	5	(3)	34
Total	$54	$(2)	$5	$(5)	$52

Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $581 million and $597 million at March 31, 2020 and December 31, 2019, respectively. The change in deferred revenue for the three months ended March 31, 2020 primarily reflects $102 million of revenues recognized that were included in deferred revenues at December 31, 2019, partially offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period. Revenue recognized for the three months ended March 31, 2019 related to the deferred revenue balance at December 31, 2018 was $99 million. Long term deferred revenues is a component of other noncurrent liabilities on the consolidated balance sheets.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.5 billion as of March 31, 2020 and is expected to be recognized over the next 5 years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $744 million as of March 31, 2020 and is expected to be recognized over the next 5 years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $126 million as of March 31, 2020 and is expected to be recognized over the next 12 years.
The value of unsatisfied performance obligations disclosed above does not include: (i) contracts involving variable consideration for which revenues are recognized in accordance with the usage-based royalty exception, and (ii) contracts with an original expected length of one year or less, such as advertising contracts.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. SHARE-BASED COMPENSATION
The Company has various incentive plans under which performance-based restricted stock units ("PRSUs"), service-based restricted stock units ("RSUs"), stock options, and stock appreciation rights ("SARs") have been issued.
The table below presents the components of share-based compensation (benefit) expense (in millions), which is recorded in selling, general and administrative expense in the consolidated statements of operations.

	Three Months Ended March 31,
	2020	2019
PRSUs	$(17)	$10
RSUs	17	6
Stock options	9	9
SARs	(13)	5
Total share-based compensation (benefit) expense	$(4)	$30
Tax benefit recognized	$2	$3

The Company recorded total liabilities for cash-settled and other liability-settled share-based compensation awards of $24 million and $93 million as of March 31, 2020 and December 31, 2019, respectively. The current portion of the liability for cash-settled and other liability-settled awards was $17 million and $47 million as of March 31, 2020 and December 31, 2019, respectively.
The table below presents awards granted (in millions, except weighted-average grant price).

	Three Months Ended March 31, 2020
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.5	$25.70
RSUs	4.2	$25.76
Stock options	1.3	$25.70
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2020 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$9	0.91
RSUs	271	3.19
Stock options	90	2.56
SARs	1	1.47
Total unrecognized compensation cost	$371

Of the $271 million of unrecognized compensation cost related to RSUs, $68 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.91 years and cash settled RSUs are expected to be recognized over a weighted-average period of 3.4 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended March 31,
	2020		2019
U.S. federal statutory income tax provision	$113	21%	$120	21%
State and local income taxes, net of federal tax benefit	14	3%	20	4%
Effect of foreign operations	27	5%	11	2%
Change in uncertain tax positions	4	—%	6	1%
Noncontrolling interest adjustment	(10)	(2)%	(12)	(2)%
Deferred tax adjustment	(23)	(4)%	—	—%
Other, net	5	1%	8	1%
Income tax expense	$130	24%	$153	27%

Income tax expense was $130 million and $153 million, and our effective tax rate was 24% and 27%, for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in income tax expense for the three months ended March 31, 2020 was primarily attributable to a decrease in income and a deferred tax adjustment in the U.S. The decrease was partially offset by the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions and establishment of a valuation allowance for certain deferred tax assets.
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
The Company's reserves for uncertain tax positions as of March 31, 2020 and December 31, 2019 totaled $380 million and $375 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $129 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2020 and December 31, 2019, the Company had accrued approximately $63 million and $58 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. EARNINGS PER SHARE
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$407	$418
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(39)	(38)
Net income attributable to noncontrolling interests	(28)	(29)
Net income attributable to redeemable noncontrolling interests	(2)	(5)
Redeemable noncontrolling interest adjustments to redemption value	—	(5)
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$338	$341

Allocation of net income to:
Series A, B and C common stockholders	$286	$279
Series C-1 convertible preferred stockholders	52	62
Total	338	341
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	39	38
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$377	$379

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	517	524
Impact of assumed preferred stock conversion	165	187
Dilutive effect of share-based awards	3	3
Series A, B and C common shares outstanding — diluted	685	714
Series C-1 convertible preferred stock outstanding — basic and diluted	5	6

Basic net income per share allocated to:
Series A, B and C common stockholders	$0.55	$0.53
Series C-1 convertible preferred stockholders	$10.71	$10.31

Diluted net income per share allocated to:
Series A, B and C common stockholders	$0.55	$0.53
Series C-1 convertible preferred stockholders	$10.65	$10.27

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2020	2019
Anti-dilutive share-based awards	22	21
PRSUs whose performance targets have not been achieved	—	1
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Cash paid for taxes, net	$108	$34
Cash paid for interest, net	174	197
Non-cash investing and financing activities:
Accrued purchases of property and equipment	59	26
Assets acquired under finance lease and other arrangements	58	2

Cash, Cash Equivalents, and Restricted Cash

	March 31, 2020	December 31, 2019
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,453	$1,552
Restricted cash - other current assets (a)	81	—
Total cash, cash equivalents, and restricted cash	$1,534	$1,552

(a) Restricted cash includes cash posted as collateral related to forward starting interest rate swap contracts that were executed during 2019 and the three months ended March 31, 2020. (See Note 8.)

NOTE 15. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 30% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 48% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, or minority partners of consolidated subsidiaries.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2020	2019
Revenues and service charges:
Liberty Group	$152	$168
Equity method investees	63	74
Other	22	14
Total revenues and service charges	$237	$256
Interest income	$—	$1
Expenses	$(53)	$(196)
The table below presents receivables due from related parties (in millions).

	March 31, 2020	December 31, 2019
Receivables	$160	$156
Payables	$9	$18

16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and finance leases, employment contracts, arrangements to purchase various goods and services, and future funding commitments to equity method investees.
Contingencies
Put Rights
The Company has granted put rights to certain consolidated subsidiaries, which may be exercised beginning in 2021.
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
During the three months ended March 31, 2019, a withholding tax claim recorded as part of the provisional Scripps Networks purchase accounting was settled with a portion of the claim being resolved subsequent to the measurement period, which resulted in a reversal of the remaining accrual and a reduction in selling, general, and administrative expense of $29 million.
Guarantees
There were no guarantees recorded under ASC 460 as of March 31, 2020 and December 31, 2019.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of March 31, 2020 and December 31, 2019.
NOTE 17. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker ("CODM"), the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include advertising and content purchases.
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 16.) The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. GAAP.
The tables below present summarized financial information for each of the Company’s reportable segments, other, and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended March 31,
	2020	2019
U.S. Networks	$1,756	$1,752
International Networks	923	952
Other	4	3
Total revenues	$2,683	$2,707
Adjusted OIBDA

	Three Months Ended March 31,
	2020	2019
U.S. Networks	$1,016	$1,061
International Networks	207	219
Other	2	1
Corporate and inter-segment eliminations	(112)	(122)
Total Adjusted OIBDA	$1,113	$1,159

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Income available to Discovery, Inc. to Total Adjusted OIBDA

	Three Months Ended March 31,
	2020	2019
Net income available to Discovery, Inc.	$377	$384
Net income attributable to redeemable noncontrolling interests	2	5
Net income attributable to noncontrolling interests	28	29
Income tax expense	130	153
Income before income taxes	537	571
Other expense, net	58	27
Loss (income) from equity investees, net	21	(11)
Loss on extinguishment of debt	—	5
Interest expense, net	163	182
Operating income	779	774
Restructuring and other charges	15	5
Depreciation and amortization	326	372
Employee share-based compensation	(7)	30
Transaction and integration costs	—	7
Settlement of a withholding tax claim	—	(29)
Total Adjusted OIBDA	$1,113	$1,159
Total Assets

	March 31, 2020	December 31, 2019
U.S. Networks	$17,933	$18,156
International Networks	7,838	8,145
Other	179	204
Corporate and inter-segment eliminations	7,440	7,230
Total assets	$33,390	$33,735
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended March 31,
	2020	2019
U.S. Networks	$12	$4
International Networks	1	4
Corporate and inter-segment eliminations	2	(3)
Total restructuring and other charges	$15	$5
Restructuring charges for the three months ended March 31, 2020 and 2019 primarily include employee termination costs.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate and inter-segment eliminations	Total
December 31, 2019	$4	$5	$9	$18
Employee termination accruals, net	12	1	1	14
Other accruals	—	—	1	1
Cash paid	(14)	(4)	(2)	(20)
March 31, 2020	$2	$2	$9	$13

NOTE 19. SUBSEQUENT EVENTS
Amendment to Revolving Credit Facility
To preserve flexibility in the current environment, the Company amended certain provisions of the its revolving credit facility subsequent to March 31, 2020. On April 30, 2020, DCL, as borrower, certain wholly owned subsidiaries of DCL party thereto as designated borrowers, Discovery, as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (in its capacity as administrative agent, the “Administrative Agent”), entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”), which amended the Amended and Restated Credit Agreement, dated February 4, 2016, which was previously amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated August 11, 2017, (collectively, the “Existing Credit Agreement”). Amendment No. 2 modifies certain terms of the Existing Credit Agreement, including the following:
The financial covenants were modified to reset the Maximum Consolidated Leverage Ratio as set forth below:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
March 31, 2020 and June 30, 2020	5.00:1.00
September 30, 2020 through March 31, 2021	5.50:1.00
June 30, 2021	5.00:1.00
September 30, 2021 and thereafter	4.50:1.00

In addition, the restricted payments covenant was modified to add a limitation on restricted payments made in cash unless after giving pro forma effect thereto the consolidated leverage ratio is less than or equal to 4.50:1.00. Finally, the minimum LIBOR rate and the minimum base rate was each increased from 0% to 0.50% per annum.
In connection with the execution of Amendment No. 2, DCL paid customary arranger and lender consent fees and fees and expenses of Bank of America, N.A., in its capacity as administrative agent as well as other third party fees. The Company is currently evaluating the accounting implications of lender and other third party fees related to Amendment No. 2 on its consolidated financial position, cash flows and results of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Overview
As of March 31, 2020 and December 31, 2019, most of the Company's outstanding senior notes have been issued by DCL, a wholly owned subsidiary of the Company, pursuant to one or more Registration Statements on Form S-3 filed with the U.S. Securities and Exchange Commission ("SEC"). (See Note 7.) Each of the Company, DCL and/or Discovery Communications Holding LLC (“DCH”) (collectively the “Issuers”) has the ability to conduct registered offerings of debt securities.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2020
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$12	$—	$1,028	$109	$304	$—	$1,453
Receivables, net	—	—	—	479	1,309	776	—	2,564
Content rights and prepaid license fees, net	—	—	—	—	89	—	—	89
Prepaid expenses and other current assets	2	11	14	151	222	120	—	520
Inter-company trade receivables, net	—	33	—	295	—	—	(328)	—
Total current assets	2	56	14	1,953	1,729	1,200	(328)	4,626
Investment in and advances to subsidiaries	9,529	12,379	—	6,807	—	—	(28,715)	—
Noncurrent content rights, net	—	—	—	800	1,948	1,008	—	3,756
Goodwill	—	—	—	3,678	3,160	6,128	—	12,966
Intangible assets, net	—	—	—	230	1,051	7,051	—	8,332
Equity method investments	—	—	—	16	301	225	—	542
Other noncurrent assets, including property and equipment, net	—	48	20	1,238	1,371	511	(20)	3,168
Total assets	$9,531	$12,483	$34	$14,722	$9,560	$16,123	$(29,063)	$33,390
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$58	$—	$542	$7	$—	$—	$607
Other current liabilities	59	9	—	467	1,250	483	—	2,268
Inter-company trade payables, net	—	—	—	—	295	33	(328)	—
Total current liabilities	59	67	—	1,009	1,552	516	(328)	2,875
Noncurrent portion of debt	—	77	—	15,190	—	—	—	15,267
Negative carrying amount in subsidiaries, net	—	—	2,921	—	—	1,925	(4,846)	—
Other noncurrent liabilities	2	64	—	1,444	758	1,576		3,844
Total liabilities	61	208	2,921	17,643	2,310	4,017	(5,174)	21,986
Redeemable noncontrolling interests	—	—	—	—	442	—	—	442
Total Discovery, Inc. stockholders' equity	9,470	12,275	(2,887)	(2,921)	6,808	12,106	(25,381)	9,470
Noncontrolling interests	—	—	—	—	—	—	1,492	1,492
Total equity	9,470	12,275	(2,887)	(2,921)	6,808	12,106	(23,889)	10,962
Total liabilities and equity	$9,531	$12,483	$34	$14,722	$9,560	$16,123	$(29,063)	$33,390

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2019
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$—	$60	$—	$801	$396	$295	$—	$1,552
Receivables, net	—	—	—	456	1,372	805	—	2,633
Content rights, net	—	—	—	3	539	37	—	579
Prepaid expenses and other current assets	3	4	20	72	212	142	—	453
Inter-company trade receivables, net	—	34	—	324	—	—	(358)	—
Total current assets	3	98	20	1,656	2,519	1,279	(358)	5,217
Investment in and advances to subsidiaries	9,891	12,548	—	6,811	—	—	(29,250)	—
Noncurrent content rights, net	—	—	—	760	1,357	1,012	—	3,129
Goodwill	—	—	—	3,678	3,183	6,189	—	13,050
Intangible assets, net	—	—	—	230	1,117	7,320	—	8,667
Equity method investments	—	—	—	14	317	237	—	568
Other noncurrent assets, including property and equipment, net	—	51	21	1,133	1,372	547	(20)	3,104
Total assets	$9,894	$12,697	$41	$14,282	$9,865	$16,584	$(29,628)	$33,735
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$58	$—	$541	$10	$—	$—	$609
Other current liabilities	—	7	—	547	1,482	594	—	2,630
Inter-company trade payables, net	—	—	—	—	324	34	(358)	—
Total current liabilities	—	65	—	1,088	1,816	628	(358)	3,239
Noncurrent portion of debt	—	77	—	14,733	—	—	—	14,810
Negative carrying amount in subsidiaries, net	—	—	2,739	—	—	1,799	(4,538)	—
Other noncurrent liabilities	3	69	—	1,200	795	1,674	(21)	3,720
Total liabilities	3	211	2,739	17,021	2,611	4,101	(4,917)	21,769
Redeemable noncontrolling interests	—	—	—	—	442	—	—	442
Total Discovery, Inc. stockholders’ equity (deficit)	9,891	12,486	(2,698)	(2,739)	6,812	12,483	(26,344)	9,891
Noncontrolling interests	—	—	—	—	—	—	1,633	1,633
Total equity (deficit)	9,891	12,486	(2,698)	(2,739)	6,812	12,483	(24,711)	11,524
Total liabilities and equity	$9,894	$12,697	$41	$14,282	$9,865	$16,584	$(29,628)	$33,735

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2020
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Revenues	$—	$—	$—	$533	$1,261	$898	$(9)	$2,683
Costs of revenues, excluding depreciation and amortization	—	—	—	106	566	251	(5)	918
Selling, general and administrative	8	1	—	62	457	122	(5)	645
Depreciation and amortization	—	—	—	12	81	233	—	326
Restructuring and other charges	—	—	—	3	3	9	—	15
Total costs and expenses	8	1	—	183	1,107	615	(10)	1,904
Operating (loss) income	(8)	(1)	—	350	154	283	1	779
Equity in earnings of subsidiaries	383	276	173	38	—	116	(986)	—
Interest expense, net	—	(1)	—	(151)	(11)	—	—	(163)
Income (loss) from equity investees, net	—	—	—	2	(29)	6	—	(21)
Other expense, net	—	(2)	—	(16)	(36)	(4)	—	(58)
Income before income taxes	375	272	173	223	78	401	(985)	537
Income tax benefit (expense)	2	1	—	(48)	(41)	(44)	—	(130)
Net income	377	273	173	175	37	357	(985)	407
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Net income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Net income available to Discovery, Inc.	$377	$273	$173	$175	$37	$357	$(1,015)	$377

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2020
(in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Net income	$377	$273	$173	$175	$37	$357	$(985)	$407
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(141)	(160)	19	19	(4)	(147)	273	(141)
Derivatives	(159)	—	(159)	(159)	(159)	(106)	583	(159)
Comprehensive income (loss)	77	113	33	35	(126)	104	(129)	107
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Comprehensive income (loss) attributable to Discovery, Inc.	$77	$113	$33	$35	$(126)	$104	$(159)	$77

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2020 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$54	$(6)	$6	$(39)	$(12)	$332	$—	$335
Investing Activities
Investments in and advances to equity investments	—	—	—	(2)	(39)	(1)	—	(42)
Purchases of property and equipment	—	—	—	(44)	(52)	(9)	—	(105)
Inter-company distributions and other investing activities, net	—	—	—	8	69	—	—	77
Cash provided by (used in) investing activities	—	—	—	(38)	(22)	(10)	—	(70)
Financing Activities
Borrowings under revolving credit facility	—	—	—	500	—	—	—	500
Repurchases of stock	(527)	—	—	—	—	—	—	(527)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(2)	(171)	—	(173)
Inter-company contributions (distributions) and other financing activities, net	473	(42)	(6)	(115)	(227)	(142)	—	(59)
Cash used in (provided by) financing activities	(54)	(42)	(6)	385	(229)	(313)	—	(259)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	(24)	—	—	(24)
Net change in cash, cash equivalents, and restricted cash	—	(48)	—	308	(287)	9	—	(18)
Cash, cash equivalents, and restricted cash, beginning of period	—	60	—	801	396	295	—	1,552
Cash, cash equivalents, and restricted cash, end of period	$—	$12	$—	$1,109	$109	$304	$—	$1,534

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019 (in millions)

	Discovery	Scripps Networks	DCH	DCL	Non-Guarantor Subsidiaries of DCL	Other Non- Guarantor Subsidiaries of Discovery	Reclassifications and Eliminations	Discovery and Subsidiaries
Operating Activities
Cash provided by (used in) operating activities	$15	$—	$10	$(8)	$(22)	$547	$—	$542
Investing Activities
Business acquisitions, net of cash acquired	—	—	—	—	(22)	—	—	(22)
Investments in and advances to equity method investees	—	—	—	—	(34)	—	—	(34)
Purchases of property and equipment	—	—	—	(3)	(33)	(8)	—	(44)
Inter-company distributions and other investing activities, net	—	—	—	20	5	1	(20)	6
Cash provided by (used in) investing activities	—	—	—	17	(84)	(7)	(20)	(94)
Financing Activities
Principal repayments of debt, including discount payment	—	—	—	(453)	—	—	—	(453)
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	(10)	(153)	—	(163)
Inter-company (distributions) contributions and other financing activities, net	(15)	(78)	(10)	517	(30)	(440)	20	(36)
Cash (used in) provided by financing activities	(15)	(78)	(10)	64	(40)	(593)	20	(652)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(38)	1	—	(37)
Net change in cash and cash equivalents	—	(78)	—	73	(184)	(52)	—	(241)
Cash and cash equivalents, beginning of period	—	315	—	61	475	135	—	986
Cash and cash equivalents, end of period	$—	$237	$—	$134	$291	$83	$—	$745

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery, Inc.’s (“Discovery,” the “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our 2019 Annual Report on Form 10-K.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated TV Everywhere ("TVE") applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.8 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in 50 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, HGTV, Food Network, TLC, Animal Planet, Investigation Discovery, Travel Channel, OWN, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo in most international countries). Among other networks in the U.S., Discovery also features two Spanish-language services, Discovery en Español and Discovery Familia. Our international portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games (the "Olympics") across Europe, TVN, a Polish media company, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures, including the recently formed multi-platform venture with Chip and Joanna Gaines, which plans to launch a linear network, SVOD and TV Everywhere ("TVE") products planned for a future date; and Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, PopSugar, and Seeker. We also operate production studios.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the current novel coronavirus (“COVID-19”) outbreak to be a global pandemic. COVID-19 continues to spread throughout the world, and the duration and severity of its effects and economic disruption are currently unknown. In response to this declaration and the rapid spread of COVID-19, the United States and other countries throughout the world have imposed varying degrees of restrictions on social and commercial activity in an effort to slow the spread of the illness. These measures have had, and are expected to continue to have, a significant adverse impact upon many sectors of the economy, including the media industry. We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various third parties.

While we did not incur significant disruptions during the three months ended March 31, 2020, we have taken certain steps to mitigate the risks to our business in light of the pandemic. We are unable to predict the full impact that COVID-19 will have on our financial position, operating results, and cash flows due to numerous uncertainties and the speed with which the COVID-19 situation is developing. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Our consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions. We assessed goodwill, other intangibles, deferred tax assets, programming assets, and accounts receivable for recoverability based upon latest estimates and judgments with respect to expected future operating results, ultimate usage of content and latest expectations with respect to collectability. No asset impairments were recorded as of March 31, 2020, as the fair value of such assets exceeded their carrying value. However, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future.
The effects of the pandemic may negatively impact the Company’s financial position, results of operations, and cash flows. In particular, our advertising revenues, which represented 54% of our consolidated revenues in 2019, may decrease significantly throughout the remainder of 2020 if our advertising partners in certain sectors (such as travel) reduce their advertising spending or if we are limited in our ability to create and air new content due to prolonged production shutdowns and delays. The Company generally relies on third-party production partners to produce its content, and these third-party production partners were forced to shut down during the first quarter of 2020 due to COVID-19. The Company continues to monitor customer and consumer demands by employing innovative production and programming strategies, including content filmed by our on-air talent and seeking viewer feedback on which content to air. We intend to continue to adapt our plans as needed to drive our business and meet our obligations during the COVID-19 situation. However, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably and fully estimated at this time.
In response to the COVID-19 pandemic, during the first quarter of 2020, the Company pursued a number of cost savings initiatives that it believes will offset a portion of potential revenue losses and deferrals due to the impact of COVID-19, through the implementation of travel, marketing, production and other operating cost reductions. The Company also implemented remote work arrangements effective mid-March 2020 and to date, these arrangements have not materially affected our ability to maintain our business operations. Additionally, certain sporting events that the Company has rights to have been cancelled or postponed, thereby eliminating or deferring the related revenues and expenses. For example, on March 24, 2020, the International Olympic Committee and the Tokyo 2020 Organizing Committee agreed to postpone the Olympic Games to 2021. The Company expects that the postponement of the Olympic Games will shift Olympic-related revenues and defer significant expenses from fiscal year 2020 to fiscal year 2021.
In addition, we have implemented several measures that we believe will preserve sufficient liquidity in the near term. As described further in Liquidity and Capital Resources, during March 2020, we drew down $500 million under our $2.5 billion revolving credit facility to increase our cash position and maximize flexibility in light of the current uncertainty surrounding the impact of COVID-19. We have upcoming corporate debt maturities in June 2020 of $600 million and in June 2021 of $640 million.
Finally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. As of March 31, 2020, we do not expect the CARES Act to have a material effect on our financial position and results of operations. We continue to monitor other relief measures taken by the U.S. and other governments around the world.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$1,402	$1,415	(1)%	—%
Distribution	1,223	1,224	—%	1%
Other	58	68	(15)%	(13)%
Total revenues	2,683	2,707	(1)%	—%
Costs of revenues, excluding depreciation and amortization	918	930	(1)%	—%
Selling, general and administrative	645	626	3%	5%
Depreciation and amortization	326	372	(12)%	(12)%
Restructuring and other charges	15	5	NM	NM
Total costs and expenses	1,904	1,933	(2)%	—%
Operating income	779	774	1%	1%
Interest expense, net	(163)	(182)	(10)%
Loss on extinguishment of debt	—	(5)	NM
(Loss) income from equity investees, net	(21)	11	NM
Other expense, net	(58)	(27)	NM
Income before income taxes	537	571	(6)%
Income tax expense	(130)	(153)	(15)%
Net income	407	418	(3)%
Net income attributable to noncontrolling interests	(28)	(29)	(3)%
Net income attributable to redeemable noncontrolling interests	(2)	(5)	(60)%
Net income available to Discovery, Inc.	$377	$384	(2)%

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
Advertising revenue decreased 1% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, advertising revenue was consistent with that for the three months ended March 31, 2019.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand ("SVOD") content licensing and other emerging forms of digital distribution.
Distribution revenue was flat for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, distribution revenue increased 1% primarily due to an increase of 2% at U.S. Networks.
Other revenue decreased 15% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, other revenue decreased 13% primarily due to the decrease of 33% at U.S. Networks.
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

Costs of revenues decreased 1% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, cost of revenues was consistent with that of the prior period, driven by a decrease of 4% at International Networks, partially offset by an increase of 6% at U.S. Networks.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses increased 3% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 5% primarily due to an increase of 9% and 13% at U.S. and International Networks, respectively, partially offset by a decrease of 8% from Corporate and Inter-segment Eliminations.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased 12% for the three months ended March 31, 2020. The decrease is primarily attributable to amortization related to the advertising revenue backlog intangible recorded as part of the acquisition of Scripps Networks, which had a one-year useful life and was fully amortized during the first quarter of 2019.
Restructuring and Other Charges
Restructuring and other charges were $15 million for the three months ended March 31, 2020, as compared to $5 million for the three months ended March 31, 2019. Restructuring and other charges included employee termination costs during the three months ended March 31, 2020. (See Note 18 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased 10% for the three months ended March 31, 2020, primarily attributable to a reduction in debt from 2019 and incremental interest income related to the change in fair value of our cross currency swaps. (See Note 7 to the accompanying consolidated financial statements.)
(Loss) income from equity investees, net
We reported losses from our equity method investees of $21 million for the three months ended March 31, 2020, as compared to earnings of $11 million for the three months ended March 31, 2019. The changes are attributable to our share of earnings and losses from its equity investees. (See Note 3 to the accompanying consolidated financial statements.)
Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended March 31,
	2020	2019
Foreign currency losses, net	$(11)	$(9)
Losses on derivative instruments, net	(27)	(34)
Change in the value of common stock investments with readily determinable fair value	(22)	—
Remeasurement gain on previously held equity interest	—	8
Interest income	4	—
Other (expense) income, net	(2)	8
Total other expense, net	$(58)	$(27)

Income Tax Expense
The following tables reconcile the U.S. federal statutory income tax rate to our effective income tax rate.

	Three Months Ended March 31,
	2020		2019
U.S. federal statutory income tax provision	$113	21%	$120	21%
State and local income taxes, net of federal tax benefit	14	3%	20	4%
Effect of foreign operations	27	5%	11	2%
Change in uncertain tax positions	4	—%	6	1%
Noncontrolling interest adjustment	(10)	(2)%	(12)	(2)%
Deferred tax adjustment	(23)	(4)%	—	—%
Other, net	5	1%	8	1%
Income tax expense	$130	24%	$153	27%

Income tax expense was $130 million and $153 million, and our effective tax rate was 24% and 27%, for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in income tax expense for the three months ended March 31, 2020 was primarily attributable to a decrease in income and a deferred tax adjustment in the U.S. The decrease was partially offset by the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions and establishment of a valuation allowance for certain deferred tax assets.
Segment Results of Operations
We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 16 to the accompanying consolidated financial statements.) We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. Additional financial information for our reportable segments is set forth in Note 17 to the accompanying consolidated financial statements.
Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

The tables below present our reconciliation of consolidated net income available to Discovery, Inc. to Total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended March 31,
	2020	2019	% Change
Net income available to Discovery, Inc.	$377	$384	(2)%
Net income attributable to redeemable noncontrolling interests	2	5	(60)%
Net income attributable to noncontrolling interests	28	29	(3)%
Income tax expense	130	153	(15)%
Income before income taxes	537	571	(6)%
Other expense, net	58	27	NM
Loss (income) from equity investees, net	21	(11)	NM
Loss on extinguishment of debt	—	5	NM
Interest expense, net	163	182	(10)%
Operating income	779	774	1%
Restructuring and other charges	15	5	NM
Depreciation and amortization	326	372	(12)%
Employee share-based compensation	(7)	30	NM
Transaction and integration costs	—	7	NM
Settlement of a withholding tax claim	—	(29)	NM
Total Adjusted OIBDA	$1,113	$1,159	(4)%

Adjusted OIBDA
U.S. Networks	$1,016	$1,061	(4)%
International Networks	207	219	(5)%
Other	2	1	NM
Corporate and inter-segment eliminations	(112)	(122)	8%
Total Adjusted OIBDA	$1,113	$1,159	(4)%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2020	2019	% Change
Revenues:
U.S. Networks	$1,756	$1,752	—%
International Networks	923	952	(3)%
Other	4	3	33%
Total revenues	2,683	2,707	(1)%
Costs of revenues, excluding depreciation and amortization	918	930	(1)%
Selling, general and administrative (a)	652	618	6%
Adjusted OIBDA	$1,113	$1,159	(4)%

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

	Three Months Ended March 31,
	2020	2019	% Change
Revenues:
Advertising	$1,026	$1,022	—%
Distribution	708	697	2%
Other	22	33	(33)%
Total revenues	1,756	1,752	—%
Costs of revenues, excluding depreciation and amortization	447	422	6%
Selling, general and administrative (a)	293	269	9%
Total Adjusted OIBDA	1,016	1,061	(4)%
Depreciation and amortization	226	273	(17)%
Restructuring and other charges	12	4	NM
Inter-segment eliminations	1	(3)	NM
Operating income	$777	$787	(1)%

(a) Selling, general and administrative expenses exclude share-based compensation and third-party transaction and integration costs directly related to the acquisition of Scripps Networks and other transactions.
Revenues
Advertising revenue was flat for the three months ended March 31, 2020, primarily attributable to increases in pricing, and to a lesser extent, the continued monetization of content offerings on our next generation platforms (such as our GO suite of TVE applications and DTC subscription products), and higher inventory, offset by lower overall ratings and secular declines in the pay-TV ecosystem.
Distribution revenue increased 2% for the three months ended March 31, 2020, driven by increases in contractual affiliate rates, partially offset by a decline in linear subscribers. Total portfolio subscribers at March 31, 2020 were 6% lower than at March 31, 2019, while subscribers to our fully distributed networks were 4% lower than the prior year.
Other revenues decreased $11 million for the three months ended March 31, 2020.
Costs of Revenues
Costs of revenues increased 6% for the three months ended March 31, 2020, and was attributable to an increase in content amortization. Content expense was $387 million and $365 million for the three months ended March 31, 2020 and 2019, respectively. The three months ended March 31, 2019 were favorably impacted by the effect of content synergies following the acquisition of Scripps Networks in 2018.
Selling, General and Administrative
Selling, general and administrative expenses increased 9% for the three months ended March 31, 2020. The increase was due to higher marketing expenses to support our next generation initiatives.
Adjusted OIBDA
Adjusted OIBDA decreased 4% for the three months ended March 31, 2020.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$376	$393	(4)%	—%
Distribution	515	527	(2)%	1%
Other	32	32	—%	3%
Total revenues	923	952	(3)%	—%
Costs of revenues, excluding depreciation and amortization	470	507	(7)%	(4)%
Selling, general and administrative	246	226	9%	13%
Total Adjusted OIBDA	207	219	(5)%	(2)%
Depreciation and amortization	82	82	—%	4%
Restructuring and other charges	1	4	(75)%	(75)%
Inter-segment eliminations	—	3	NM	NM
Settlement of a withholding tax claim	—	(29)	NM	NM
Operating income	$124	$159	(22)%	(20)%
Revenues
Advertising revenue decreased 4% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, advertising revenue was flat, primarily attributable to the consolidation of the UKTV Lifestyle Business and growth in our next generation initiatives, offset by the discontinuation of certain pay-TV distribution in our Nordics business unit, and to a lesser extent, impacts from COVID-19 in key advertising markets.
Distribution revenue decreased 2% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, distribution revenue increased 1%, driven by certain content licensing arrangements and contractual price increases in our Latin America business unit, and to a lesser extent, increases in digital licensing revenues, partially offset by the aforementioned discontinuation of certain pay-TV distribution and lower contractual rates in certain markets in Europe.
Other revenue was flat for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, other revenue increased $1 million for the three months ended March 31, 2020.
Costs of Revenues
Costs of revenues decreased 7% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, costs of revenues decreased 4%. The decrease was primarily attributable to lower content costs in certain European markets, partially offset by higher costs associated with our next generation initiatives and the consolidation of UKTV Lifestyle Business.
Content expense, excluding the impact of foreign currency fluctuations, was $322 million and $328 million for the three months ended March 31, 2020 and 2019, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 9% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 13% as a result of higher marketing related expenses and higher technology and personnel costs related to our next generation initiatives.
Adjusted OIBDA
Adjusted OIBDA decreased 5% for the three months ended March 31, 2020. Excluding the impact of foreign currency fluctuations, adjusted OIBDA decreased 2% for the three months ended March 31, 2020.

Other
The following table presents, for Other, revenues, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2020	2019	% Change
Revenues	$4	$3	33%
Selling, general and administrative	2	2	—%
Adjusted OIBDA	2	1	NM
Inter-segment eliminations	(1)	(2)	(50)%
Operating income	$3	$3	—%
Corporate and Inter-segment Eliminations
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2020	2019	% Change
Costs of revenues, excluding depreciation and amortization	$1	$1	—%
Selling, general and administrative	111	121	(8)%
Adjusted OIBDA	(112)	(122)	8%
Employee share-based compensation	(7)	30	NM
Depreciation and amortization	18	17	6%
Restructuring and other charges	2	(3)	NM
Transaction and integration costs	—	7	NM
Inter-segment eliminations	—	2	NM
Operating loss	$(125)	$(175)	(29)%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and transaction and integration costs related to Scripps Networks and other transactions.
Adjusted OIBDA increased 8% for the three months ended March 31, 2020. The increase was primarily attributable to lower professional services fees, partially offset by investments in technology infrastructure and facilities.
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2020 Baseline Rate”), and the prior year amounts translated at the same 2020 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes share-based compensation and transaction and integration costs related to Scripps Networks and other transactions due to their impact on comparability between periods.

The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2020	2019	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,402	$1,415	(1)%	—%
Distribution	1,223	1,224	—%	1%
Other	58	68	(15)%	(13)%
Total revenues	2,683	2,707	(1)%	—%
Costs of revenues, excluding depreciation and amortization	918	930	(1)%	—%
Selling, general and administrative	652	618	6%	7%
Adjusted OIBDA	$1,113	$1,159	(4)%	(3)%

The impact of foreign currency on the comparability of our financial results for International Networks is as follows (dollar amounts in millions).

	Three Months Ended March 31,
	2020	2019	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$376	$393	(4)%	—%
Distribution	515	527	(2)%	1%
Other	32	32	—%	3%
Total revenues	923	952	(3)%	—%
Costs of revenues, excluding depreciation and amortization	470	507	(7)%	(4)%
Selling, general and administrative	246	226	9%	13%
Adjusted OIBDA	$207	$219	(5)%	(2)%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2020, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2020, we had $1.5 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We also have a $2.5 billion revolving credit facility and commercial paper program described below.
Beginning in February 2020, the COVID-19 pandemic began adversely affecting the availability of borrowings in the commercial paper market. In addition, during the three months ended March 31, 2020, we implemented several measures that we believe will preserve sufficient liquidity in the near term in response to the impact of COVID-19, as discussed further below.
•Debt
Senior Notes
In 2019, Discovery Communications, LLC ("DCL") issued $1.5 billion aggregate principal of senior notes (the "2029 Notes and 2049 Notes"). All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and Scripps Networks and contain certain covenants, events of default and other customary provisions.
Revolving Credit Facility and Commercial Paper
We have access to a $2.5 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. During March 2020, we drew down $500 million under the revolving credit facility to increase our cash position and maximize flexibility in light of the current uncertainty surrounding the impact of COVID-19, and as of March 31, 2020, $500 million remained outstanding. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants. As of March 31, 2020, we were in compliance with all covenants and there were no events of default under the Credit Agreement. On April 30, 2020, to preserve flexibility in the current environment, we amended certain provisions of our revolving credit facility, including modifying the financial covenants to reset the Maximum Consolidated Leverage Ratio. (See Note 19.)
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by Discovery from time to time up to an aggregate principal amount outstanding at any given time of $1.5 billion, including up to $500 million of euro-denominated borrowings. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of March 31, 2020, we had no outstanding borrowings. Borrowings under the commercial paper program reduce the borrowing capacity under the Credit Agreement referenced above.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.
•Investments and Business Combinations
We made no business acquisitions during three months ended March 31, 2020, and made business acquisitions of $22 million during the three months ended March 31, 2019.
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the three months ended March 31, 2020, we contributed $42 million for investments in and advances to our investees.

•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $442 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us beginning in 2021. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $173 million and $163 million for the three months ended March 31, 2020 and 2019.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Contractual commitments to acquire content have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of its existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 9 to the accompanying consolidated financial statements.) During the three months ended March 31, 2020, we repurchased $527 million of our Series C common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2020, we made cash payments of $108 million and $174 million for income taxes and interest on our outstanding debt, respectively.
•Debt
We have $600 million of outstanding senior notes coming due in June 2020 and an additional $640 million due in June 2021.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2020	2019
Cash, cash equivalents, and restricted cash, beginning of period	$1,552	$986
Cash provided by operating activities	335	542
Cash used in investing activities	(70)	(94)
Cash used in financing activities	(259)	(652)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	(37)
Net change in cash, cash equivalents, and restricted cash	(18)	(241)
Cash, cash equivalents, and restricted cash, end of period	$1,534	$745
Operating Activities
Cash provided by operating activities was $335 million and $542 million during the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily attributable to a negative fluctuation in working capital activity (primarily due to investments in content and higher operating expense to support our next generation initiatives, and higher cash taxes, partially offset by lower interest expense) and a decrease in net income excluding non-cash items.
Investing Activities
Cash used in investing activities was $70 million and $94 million during the three months ended March 31, 2020 and 2019, respectively. The decline in cash used in investing activities was primarily driven by proceeds received from the settlement of certain derivative instruments, including termination of the Lionsgate collar (See Note 3 to the accompanying consolidated financial statements), partially offset by an increase in capital expenditures.

Financing Activities
Cash used in financing activities was $259 million and $652 million for the three months ended March 31, 2020 and 2019. Cash used during the three months ended March 31, 2020 was primarily attributable to repurchases of stock, offset by borrowings under the Credit Facility. Cash used during the three months ended March 31, 2019 was primarily attributable to principal repayments of debt.
Capital Resources
As of March 31, 2020, capital resources were comprised of the following (in millions).

	March 31, 2020
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,453	$—	$—	$1,453
Revolving credit facility and commercial paper program (a)	2,500	1	500	1,999
Senior notes (b)	15,488	—	15,488	—
Program financing line of credit	26	—	7	19
Total	$19,467	$1	$15,995	$3,471

(a) There were no borrowings under the commercial paper program outstanding as of March 31, 2020.
(b) Interest on the senior notes is paid annually, semi-annually or quarterly. Our senior notes outstanding as of March 31, 2020 had interest rates that ranged from 1.90% to 6.35% and will mature between 2020 and 2049.
We expect that our cash balance, cash generated from operations and availability under the Credit Agreement will be sufficient to fund our cash needs for the next twelve months. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios.
As of March 31, 2020, we held $118 million of our $1.5 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted in December 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Contractual commitments have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily our equity method investees and the Liberty Group. (See Note 15 to the accompanying consolidated financial statements.)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2019. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, see "Critical Accounting Policies and Estimates" included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K:
•Uncertain tax positions;
•Goodwill and intangible assets;
•Content rights;
•Consolidation; and
•Revenue recognition
As of October 1, 2019, we performed a quantitative goodwill impairment assessment for all reporting units consistent with our accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19% was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using DCF and market-based valuation models. Cash flows were determined based on our estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of March 31, 2020 and December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $1.8 billion and $1.9 billion, respectively. During the first quarter, management considered the estimated impacts of COVID-19 and determined that the fair value of goodwill was more likely than not greater than the carrying value. However, due to significant uncertainty surrounding the current COVID-19 environment, management's judgement regarding this could change in the future and, as such, management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability. Additionally, as the Europe reporting unit operates in foreign markets with various functional currencies and has significant U.S. dollar denominated assets, changes in foreign exchange rates that result in strengthening of the U.S. dollar may negatively impact the fair value of the reporting unit and the calculation of excess carrying value.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the three months ended March 31, 2020. (See Note 1 to the accompanying consolidated financial statements.)
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand, internet protocol television, mobile personal devices and personal tablets and their impact on television advertising revenue;
•continued consolidation of distribution customers and production studios;
•a failure to secure affiliate agreements or renewal of such agreements on less favorable terms;
•rapid technological changes;
•the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;
•general economic and business conditions, including the impact of the ongoing COVID-19 pandemic;

•industry trends, including the timing of, and spending on, feature film, television and television commercial production;
•spending on domestic and foreign television advertising;
•disagreements with our distributors or other business partners over contract interpretation;
•fluctuations in foreign currency exchange rates, political unrest and regulatory changes in international markets;
•market demand for foreign first-run and existing content libraries;
•the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
•uncertainties inherent in the development of new business lines and business strategies;
•uncertainties regarding the financial performance of our equity method investees;
•our ability to complete, integrate, maintain and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our 2018 acquisition of Scripps Networks, on a timely basis or at all;
•uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;
•future financial performance, including availability, terms, and deployment of capital;
•the ability of suppliers and vendors to deliver products, equipment, software, and services;
•our ability to achieve the efficiencies, savings and other benefits anticipated from our cost-reduction initiatives;
•the outcome of any pending or threatened litigation;
•availability of qualified personnel;
•the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union;
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC") and data privacy regulations and adverse outcomes from regulatory proceedings;
•changes in income taxes due to regulatory changes or changes in our corporate structure;
•changes in the nature of key strategic relationships with partners, distributors and equity method investee partners;
•competitor responses to our products and services and the products and services of the entities in which we have interests;
•threatened or actual cyber or terrorist attacks and military action;
•our level of debt;
•reduced access to capital markets or significant increases in costs to borrow; and
•a reduction of advertising revenue associated with unexpected reductions in the number of subscribers.
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, will continue to be amplified by the COVID-19 pandemic. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2019 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2019 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2019.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 16 to the accompanying consolidated financial statements.
ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2019 Annual Report on Form 10-K. The novel coronavirus 2019-nCoV pandemic, referred to as the COVID-19 pandemic, has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 Annual Report on Form 10-K, and the risk factor disclosure in the 2019 Annual Report on Form 10-K is qualified by the new information relating to the COVID-19 pandemic that is disclosed in this Quarterly Report on Form 10-Q, including the new risk factors set forth below. Other than the risk factors set forth below, our risk factors have not changed materially since December 31, 2019.
The ongoing COVID-19 pandemic has disrupted, and is expected to continue to disrupt our business operations and poses risks to our business, results of operations and financial position, the nature and extent of which are highly uncertain, rapidly changing and unpredictable.
The continuing global spread of the novel coronavirus, commonly called “COVID-19,” has created significant worldwide operational volatility, uncertainty and disruption.
Countries throughout the world have imposed increasingly stringent restrictions on social and commercial activity in an effort to slow the spread of the illness. These restrictions have begun to have a significant adverse impact upon many sectors, including the media industry in which we operate. The extent of the impact to our business, customers, employees, vendors, and our distribution, advertising and production partners will depend on future developments, which are highly uncertain and cannot be predicted. Any negative effect on these third parties, however, could materially adversely impact us.

In particular, our advertising revenues, which represented 54% of our consolidated revenues in 2019, may decrease significantly if our advertising partners in certain sectors (such as travel) reduce their advertising spending, or if we are limited in our ability to create and air new content due to prolonged production shutdowns and delays. We have begun to, and may continue to, experience additional decreases in advertising revenues related to live sporting events, which have been cancelled or postponed due to the pandemic. For example, on March 24, 2020, the International Olympic Committee and the Tokyo 2020 Organizing Committee agreed to postpone the 2020 Olympic games to 2021. The postponement of the Olympic Games will delay our expected Olympic-related revenue. Further, a prolonged, global economic disruption due to COVID-19 may put pressure on household budgets and cause a decrease in consumer discretionary spending, which may decrease our subscriber numbers, distribution revenues and the rates we are able to charge for advertising.
In addition, we have implemented remote work arrangements effective mid-March 2020. While these arrangements have not materially affected our ability to maintain our business operations to date, these arrangements may adversely impact our business operations in the future.
The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:
•the duration and scope of the outbreak;
•governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;
•the impact of the outbreak on the financial markets and economic activity generally;
•the effect of the outbreak on our investments, customers, vendors and production partners;
•the impact of the outbreak on the health, well-being and productivity of our employees and the potential for disruption to our ability to conduct our operations; and
•the ability of our customers to pay for our services during and following the outbreak.
The COVID-19 pandemic has caused substantial disruption in financial markets and economies worldwide, both of which could result in adverse effects on our business, operations, stock price and ability to raise capital.
The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption in the credit and financial markets, which is expected to continue and may worsen for an undetermined period of time. The pandemic and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of such slowdown or recession; however, any such outcome may adversely affect our credit ratings, stock price, ability to access capital on favorable terms and ability to meet our liquidity needs.
While we have taken steps to mitigate the adverse effects of COVID-19 on our financial condition, we may not be successful, as the extent and duration of the adverse effects of the pandemic is not determinable and depends on future developments, which are highly uncertain and cannot be predicted. Our bank credit agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of COVID-19 may negatively impact our ability to comply with these covenants, which led to us entering into an amendment to our bank credit agreement on April 30, 2020, to address the risk of inability to comply (See Note 19.) Additional funding may not be available to us on acceptable terms or at all. If adequate funding is not available, we may be required to reduce expenditures, including curtailing our growth strategies and reducing our product development efforts, or forgo acquisition opportunities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended March 31, 2020.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
January 1, 2020 - January 31, 2020	4,470,326	$29.14	4,470,326	$233,068,002
February 1, 2020 - February 29, 2020	8,286,657	$28.23	8,286,657	$1,999,165,956
March 1, 2020 - March 31, 2020	6,687,084	$23.68	6,687,084	$1,840,785,430
Total	19,444,067		19,444,067

(a) These amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
(b) Under the Company's stock repurchase program, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. The Company announced a $1 billion authorization for repurchases on May 2, 2019. On February 27, 2020, the Company' announced an additional authorization for $2 billion upon completion of its existing $1 billion authorization. The current repurchase program does not have an end date.

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Consolidated Statement of Equity for the three months ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: May 6, 2020	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 6, 2020	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer