Form 10-Q
period 2020-06-30
Discovery, Inc.
filed 2020-08-05
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 24, 2020:

Series A Common Stock, par value $0.01 per share	160,205,701
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	340,170,764

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,683	$1,552
Receivables, net	2,473	2,633
Content rights and prepaid license fees, net	113	579
Prepaid expenses and other current assets	448	453
Total current assets	4,717	5,217
Noncurrent content rights, net	3,540	3,129
Property and equipment, net	1,088	951
Goodwill	12,987	13,050
Intangible assets, net	8,091	8,667
Equity method investments	530	568
Other noncurrent assets	2,136	2,153
Total assets	$33,089	$33,735
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$367	$463
Accrued liabilities	1,607	1,678
Deferred revenues	263	489
Current portion of debt	339	609
Total current liabilities	2,576	3,239
Noncurrent portion of debt	14,944	14,810
Deferred income taxes	1,463	1,691
Other noncurrent liabilities	2,306	2,029
Total liabilities	21,289	21,769
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	442	442
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 5 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 163 and 161 shares issued; and 160 and 158 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 546 and 547 shares issued; and 340 and 360 shares outstanding	5	5
Additional paid-in capital	10,798	10,747
Treasury stock, at cost: 209 and 190 shares	(7,897)	(7,374)
Retained earnings	7,980	7,333
Accumulated other comprehensive loss	(1,021)	(822)
Total Discovery, Inc. stockholders' equity	9,867	9,891
Noncontrolling interests	1,491	1,633
Total equity	11,358	11,524
Total liabilities and equity	$33,089	$33,735

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Advertising	$1,273	$1,619	$2,675	$3,034
Distribution	1,225	1,206	2,448	2,430
Other	43	60	101	128
Total revenues	2,541	2,885	5,224	5,592
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	810	938	1,728	1,868
Selling, general and administrative	635	709	1,280	1,335
Depreciation and amortization	334	320	660	692
Impairment of goodwill and other intangible assets	38	—	38	—
Restructuring and other charges	7	7	22	12
Total costs and expenses	1,824	1,974	3,728	3,907
Operating income	717	911	1,496	1,685
Interest expense, net	(161)	(161)	(324)	(343)
Loss on extinguishment of debt	(71)	(23)	(71)	(28)
Loss from equity investees, net	(23)	(20)	(44)	(9)
Other (expense) income, net	(6)	9	(64)	(18)
Income before income taxes	456	716	993	1,287
Income tax (expense) benefit	(156)	271	(286)	118
Net income	300	987	707	1,405
Net income attributable to noncontrolling interests	(25)	(36)	(53)	(65)
Net income attributable to redeemable noncontrolling interests	(4)	(4)	(6)	(9)
Net income available to Discovery, Inc.	$271	$947	$648	$1,331
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.40	$1.33	$0.96	$1.86
Diluted	$0.40	$1.33	$0.95	$1.86
Weighted average shares outstanding:
Basic	508	528	513	526
Diluted	674	716	680	715

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$300	$987	$707	$1,405
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	116	10	(25)	(59)
Derivatives	(15)	(28)	(174)	(39)
Comprehensive income	401	969	508	1,307
Comprehensive income attributable to noncontrolling interests	(25)	(36)	(53)	(65)
Comprehensive income attributable to redeemable noncontrolling interests	(4)	(5)	(6)	(10)
Comprehensive income attributable to Discovery, Inc.	$372	$928	$449	$1,232

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$707	$1,405
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	1,355	1,378
Depreciation and amortization	660	692
Deferred income taxes	(188)	(554)
Impairment of goodwill and other intangible assets	38	—
Share-based compensation expense	30	69
Equity in losses of equity method investee companies, including cash distributions	71	37
Unrealized loss from derivative instruments, net	22	—
Loss on extinguishment of debt	71	28
Remeasurement gain on previously held equity interest	—	(14)
Realized gain from derivative instruments, net	(21)	—
Other, net	41	50
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	122	(231)
Content rights and payables, net	(1,386)	(1,570)
Accounts payable, accrued and other liabilities	(174)	(132)
Foreign currency, prepaid expenses and other assets, net	(22)	58
Cash provided by operating activities	1,326	1,216
Investing Activities
Investments in and advances to equity investments	(81)	(147)
Purchases of property and equipment	(217)	(122)
Proceeds from dissolution of joint venture	65	105
Business acquisitions, net of cash acquired	—	(60)
Other investing activities, net	79	4
Cash used in investing activities	(154)	(220)
Financing Activities
Principal repayments of debt, including discount payment	(2,164)	(1,740)
Borrowings from debt, net of discount and issuance costs	1,979	1,482
Repurchases of stock	(527)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(202)	(191)
Principal repayments of revolving credit facility	(500)	(225)
Borrowings under revolving credit facility	500	—
Commercial paper borrowings, net	—	173
Other financing activities, net	(84)	(142)
Cash used in financing activities	(998)	(643)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12	(18)
Net change in cash, cash equivalents, and restricted cash	186	335
Cash, cash equivalents, and restricted cash, beginning of period	1,552	986
Cash, cash equivalents, and restricted cash, end of period	$1,738	$1,321

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2019	13	$—	715	$7	$10,747	$(7,374)	$7,333	$(822)	$9,891	$1,633	$11,524
Cumulative effect of accounting change (See Note 1)	—	—	—	—	—	—	2	—	2	—	2
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	377	—	377	28	405
Other comprehensive loss	—	—	—	—	—	—	—	(300)	(300)	—	(300)
Share-based compensation	—	—	—	—	21	—	—	—	21	—	21
Repurchases of stock	—	—	—	—	—	(523)	—	—	(523)	—	(523)
Tax settlements associated with share-based plans	—	—	—	—	(30)	—	—	—	(30)	—	(30)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(170)	(170)
Issuance of stock in connection with share-based plans	—	—	1	—	32	—	—	—	32	—	32
Other adjustments to stockholders' equity	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	13	$—	716	$7	$10,770	$(7,897)	$7,712	$(1,122)	$9,470	$1,492	$10,962
Cumulative effect of accounting changes of an equity method investee	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	271	—	271	25	296
Other comprehensive income	—	—	—	—	—	—	—	101	101	—	101
Share-based compensation	—	—	—	—	25	—	—	—	25	—	25
Tax settlements associated with share-based plans	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(27)	(27)
Issuance of stock in connection with share-based plans	—	—	—	—	2	—	—	—	2	—	2
Other adjustments to stockholders' equity	—	—	—	—	2	—	—	—	2	1	3
June 30, 2020	13	$—	716	$7	$10,798	$(7,897)	$7,980	$(1,021)	$9,867	$1,491	$11,358

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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. COVID-19 continues to spread throughout the world, and the duration and severity of its effects and associated economic disruption remain uncertain. Restrictions on social and commercial activity in an effort to contain the virus have had, and are expected to continue to have, a significant adverse impact upon many sectors of the U.S. and global economy, including the media industry. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business and geographies, including how it will impact its customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various third parties.
Demand for the Company’s advertising products and services has been reduced by the pandemic, particularly in the second quarter of 2020 when the economic disruptions from limitations on social and commercial activity increased. Also, the Company’s third-party production partners remained shut down during most of the second quarter of 2020 due to COVID-19 restrictions. Additionally, certain sporting events that the Company has rights to have been cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which were postponed to 2021. The Company expects that the postponement of the Olympic Games will shift Olympic-related revenues and defer significant expenses from fiscal year 2020 to fiscal year 2021.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In response to these impacts of the pandemic, the Company continued to employ innovative production and programming strategies, including producing content filmed by its on-air talent and seeking viewer feedback on which content to air. The Company also pursued a number of cost savings initiatives during the second quarter of 2020 that it believes will offset a portion of anticipated revenue losses and deferrals, through the implementation of travel, marketing, production and other operating cost reductions and will continue to do so for the remainder of 2020. The Company also implemented remote work arrangements effective mid-March 2020 and to date, these arrangements have not materially affected our ability to operate our business.
The Company is unable to predict the full impact that COVID-19 will have on its financial position, operating results, and cash flows due to numerous uncertainties. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company’s consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
In addition, the Company has implemented several measures to preserve sufficient liquidity in the near term. As described further in Note 7, during March 2020, the Company drew down $500 million under its $2.5 billion revolving credit facility to increase its cash position and maximize flexibility in light of the current uncertainty surrounding the impact of COVID-19. During the second quarter of 2020, the Company entered into an amendment to its revolving credit facility, which increased flexibility under its financial covenants and issued $1.0 billion aggregate principal amount of Senior Notes due May 2030 and $1.0 billion aggregate principal amount of Senior Notes due May 2050. The proceeds from the notes were used to fund a tender offer for $1.5 billion of certain Senior Notes with maturities ranging from 2021 through 2023 and to repay the $500 million outstanding under its revolving credit facility. (See Note 7.)
In light of the impact of COVID-19, the Company assessed goodwill, other intangibles, deferred tax assets, programming assets, and accounts receivable for recoverability based upon latest estimates and judgments with respect to expected future operating results, ultimate usage of content and latest expectations with respect to expected credit losses. The Company recorded a goodwill impairment charge of $36 million for its Asia-Pacific reporting unit during the three months ended June 30, 2020. (See Note 6.) Asset impairments of $2 million were recorded as of June 30, 2020, as the carrying value of such assets exceeded their fair value. Adjustments to reflect increased expected credit losses were not material. Further, hedged transactions were assessed and the Company has concluded such transactions remain probable of occurrence. Due to significant uncertainty surrounding the impact of COVID-19, management’s judgments could change in the future. The effects of the pandemic may have further negative impacts on the Company’s financial position, results of operations, and cash flows. However, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably and fully estimated at this time.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. As of June 30, 2020, the Company does not expect the CARES Act to have a material effect on its financial position and results of operations. The Company continues to monitor other relief measures taken by the U.S. and other governments around the world.
Accounting and Reporting Pronouncements Adopted
Content
In March 2019, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2019-02, which generally aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The Company adopted this ASU on January 1, 2020 and will apply the provisions prospectively. In connection with this adoption, the Company elected to treat all content rights and prepaid license fees as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months. As of June 30, 2020 and December 31, 2019, $113 million and $579 million, respectively, of content rights and prepaid license fees were reflected as a current asset. The Company determined that most of its content is exploited as part of film groups. For such content assets, the unit of account for the impairment assessment is the respective film group. There was no material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. (See Note 5.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Goodwill
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the former two-step goodwill impairment test and eliminating the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value not to exceed the amount of goodwill recorded for that reporting unit. Goodwill impairment will no longer be measured as the excess of the carrying amount of goodwill over its implied fair value determined by assigning the fair value of a reporting unit to all of its assets and liabilities as if it had been acquired in a business combination. The Company adopted this ASU on January 1, 2020 and has applied the provisions to quantitative goodwill impairment assessments performed in 2020. (See Note 6.)
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
Accounting and Reporting Pronouncements Not Yet Adopted
LIBOR
In March 2020, the FASB issued ASU 2020-04, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions if certain criteria are met in order to ease the potential accounting and financial reporting burden associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact ASU 2020-04 will have on its consolidated financial statements and related disclosures, if elected.
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
To compensate Discovery for the note receivable and for the difference in fair value between the Lifestyle Business and the Entertainment Business retained by BBC, Discovery received cash of $88 million at closing and a note receivable from BBC of $130 million, payable in two equal installments. The first installment was received in June 2020 and the second installment is due in June 2021. The Company used a market-based valuation model to determine the fair value of the previously held 50% equity method investment in the Lifestyle Business and recognized a gain of $5 million during the three months ended June 30, 2019 for the difference between the carrying value and the fair value of the previously held equity interest. The gain is included in other (expense) income, net in the Company's consolidated statement of operations.
The Company applied the acquisition method of accounting to the Lifestyle Business, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from broader exposure to the lifestyle entertainment sector in the U.K. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes. Intangible assets consist of electronic program guide slots and trademarks and have a weighted average useful life of 6 years. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The measurement period closed in June 2020, with no material adjustments recorded.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The final fair value of Lifestyle Business assets acquired and liabilities assumed, as well as a reconciliation to total assets received in dissolution of the UKTV joint venture, is presented in the table below (in millions).

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
Other
Magnolia Discovery Ventures
On July 19, 2019, the Company contributed its linear cable network focused on home improvement, DIY Network, to a new joint venture, Magnolia Discovery Ventures, LLC ("Magnolia"), with Chip and Joanna Gaines acting as Chief Creative Officers to the joint venture. The joint venture will replace and rebrand the DIY Network, and include a TVE app and a subscription streaming service planned for a future date.
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
Golf Digest
On May 13, 2019, the Company paid $36 million in cash to acquire Golf Digest, a leading golf brand whose content is available across multiple platforms, including print and social media. The Company applied the acquisition method of accounting to Golf Digest, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The Company recorded net assets of $36 million, including net working capital liabilities of $12 million, intangible assets of $25 million and goodwill of $23 million. The measurement period closed in May 2020, with no material adjustments recorded. Intangible assets consist of trademarks and trade names and licensing agreements and have a weighted average useful life of 9 years. The goodwill reflects the workforce and synergies expected from broader exposure to the golf entertainment sector. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Play Sports Group Limited
On January 8, 2019, the Company acquired a controlling interest in Play Sports Group Limited, increasing Discovery's ownership stake from 20.1% to 70.7%. The Company recognized a gain of $8 million during the three months ended March 31, 2019, which represents the difference between the carrying value and the fair value of the previously held 20.1% equity method investment. The gain is included in other (expense) income, net in the Company's consolidated statement of operations. The measurement period closed in January 2020, with no material adjustments recorded.
NOTE 3. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	June 30, 2020	December 31, 2019
Equity method investments:
nC+	Equity method investments	32%	$173	$182
Discovery Solar Ventures, LLC (a)	Equity method investments	N/A	88	92
All3Media	Equity method investments	50%	40	75
Other	Equity method investments		229	219
Total equity method investments			530	568

Common stock investments with readily determinable fair values	Other noncurrent assets		36	51

Equity investments without readily determinable fair values:
Group Nine Media (b)	Other noncurrent assets	25%	266	256
Formula E (c)	Other noncurrent assets	25%	65	65
Other	Other noncurrent assets		200	193
Total equity investments without readily determinable fair values			531	514
Total investments			$1,097	$1,133

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered variable interest entities ("VIEs") of the Company and are accounted for under the equity method of accounting using the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings.

(b) Overall ownership percentage for Group Nine Media is calculated on an outstanding shares basis. The amount shown herein includes a $10 million note receivable balance.
(c) Ownership percentage for Formula E includes holdings accounted for as an equity method investment and holdings accounted for as an equity investment without a readily determinable fair value.
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. The Company had no impairment losses for the six months ended June 30, 2020. The Company recorded impairment losses of $4 million for the three and six months ended June 30, 2019, because the change in value was considered other-than-temporary. The impairment losses are reflected as a component of loss from equity investees on the Company's consolidated statement of operations.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the purchase price associated with the investment nC+ was attributed to amortizable intangible assets, which is included in its carrying value. Earnings from nC+ were reduced by the amortization of these intangibles of $5 million and $4 million during the six months ended June 30, 2020 and 2019, respectively. Amortization that reduces the Company's equity in earnings of nC+ for future periods is expected to be $52 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2020, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $286 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $164 million as of June 30, 2020 and $160 million as of December 31, 2019. The Company recognized its portion of VIE operating results with net losses of $13 million and $9 million for the three months ended June 30, 2020 and 2019, respectively, and net losses of $22 million and $6 million for the six months ended June 30, 2020 and 2019, respectively, in loss from equity investees, net on the consolidated statements of operations.
Common Stock Investments with Readily Determinable Fair Value
Investments in entities or other securities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are classified as equity investments with readily determinable fair value. Gains and losses are recorded in other (expense) income, net on the consolidated statements of operations.
The Company owns shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. The gains and losses related to the Company's common stock investments with readily determinable fair values for the three and six months ended June 30, 2020 and 2019 are summarized in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (losses) recognized during the period on equity securities	$7	$(17)	$(15)	$(17)
Less: Net losses (gains) recognized on equity securities sold	—	—	—	—
Unrealized income (losses) recognized during reporting period on equity securities still held at the reporting date	$7	$(17)	$(15)	$(17)

Formerly, the Company hedged 50% of the Lionsgate shares with an equity collar (the "Lionsgate Collar") and pledged those shares as collateral to the derivative counterparty with changes in fair value reflected as a component of other (expense) income, net on the consolidated statements of operations. (See Note 8.) During the three months ended March 31, 2020, tranches 2 and 3 of the Lionsgate Collar, which covered the remaining hedged shares, were terminated. The Company received cash of $44 million and recognized a gain of $7 million, which represents the difference between the carrying value and the fair value of the hedged shares, upon termination. The gain is included in other (expense) income, net on the consolidated statements of operations.
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
During the six months ended June 30, 2020, the Company invested $9 million in various equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had decreased $2 million in fair value as the result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of June 30, 2020, the Company had recorded cumulative upward adjustments of $9 million and cumulative impairments of $2 million for its equity investments without readily determinable fair values.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$3	$—	$3
Treasury securities	Cash and cash equivalents	500	—	—	500
Equity securities:
Mutual funds	Prepaid expenses and other current assets	11	—	—	11
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	3	—	3
Mutual funds	Other noncurrent assets	194	—	—	194
Company-owned life insurance contracts	Other noncurrent assets	—	46	—	46
Total		$705	$52	$—	$757
Liabilities
Deferred compensation plan	Accrued liabilities	$23	$—	$—	$23
Deferred compensation plan	Other noncurrent liabilities	207	—	—	207
Total		$230	$—	$—	$230

		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$10	$—	$10
Equity securities:
Mutual funds	Prepaid expenses and other current assets	11	—	—	11
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	192	—	—	192
Company-owned life insurance contracts	Other noncurrent assets	—	45	—	45
Total		$203	$59	$—	$262
Liabilities
Deferred compensation plan	Accrued liabilities	$24	$—	$—	$24
Deferred compensation plan	Other noncurrent liabilities	209	—	—	209
Total		$233	$—	$—	$233

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2020 and December 31, 2019. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $17.6 billion and $17.1 billion as of June 30, 2020 and December 31, 2019, respectively.
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
The result of the content amortization analysis is either an accelerated method or a straight-line amortization method over the estimated useful lives of generally two to four years. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content generally commences when the license period begins and the program is available for use. The Company allocates the cost of multi-year sports programming arrangements over the contract period of each event or season based on the estimated relative value of each event or season. Amortization of sports rights takes place when the content airs.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Capitalized content costs are stated at the lower of cost less accumulated amortization or fair value. Content assets (produced, coproduced and licensed) are predominantly monetized as a group on the Company’s linear networks and digital content offerings. For content assets that are predominantly monetized within film groups, the Company evaluates the fair value of content in aggregate at the group level by considering expected future revenue generation typically by using a discounted cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. Programming and development costs for programs that the Company has determined will not be produced, are fully expensed in the period the determination is made. The Company’s film groups are generally aligned along the Company’s networks and digital content offerings except for certain international territories wherein content assets are shared across the various networks in the territory and therefore, the territory is the film group. The Company’s rights to the Olympic Games are predominantly monetized on their own as the sublicensing of the rights in certain territories is a significant component of the monetization strategy. Beginning in 2020, all content rights and prepaid license fees are classified as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months. (See Note 1.)
The table below presents the components of content rights (in millions).

	June 30, 2020	December 31, 2019
Produced content rights:
Completed	$7,568	$6,976
In-production	641	582
Coproduced content rights:
Completed	882	882
In-production	64	50
Licensed content rights:
Acquired	1,090	1,101
Prepaid	428	249
Content rights, at cost	10,673	9,840
Accumulated amortization	(7,020)	(6,132)
Total content rights, net	3,653	3,708
Current portion (a)	(113)	(579)
Noncurrent portion	$3,540	$3,129

(a) Effective with the adoption of ASU 2019-02 on January 1, 2020, the Company elected to classify all content rights and prepaid license fees as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months.

Content expense consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Content amortization	$645	$678	$1,348	$1,375
Other production charges	22	110	106	204
Content impairments	6	3	7	3
Total content expense	$673	$791	$1,461	$1,582

As of June 30, 2020, the Company expects to amortize approximately 56%, 27% and 13% of its produced and co-produced content, excluding content in-production, and 46%, 26% and 12% of its licensed content rights in the next three twelve-month operating cycles ended June 30, 2021, 2022 and 2023, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. GOODWILL
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2019	$10,813	$2,237	$13,050
Impairment of goodwill	—	(36)	(36)
Foreign currency translation	—	(27)	(27)
June 30, 2020	$10,813	$2,174	$12,987

The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of June 30, 2020 and December 31, 2019. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.5 billion as of June 30, 2020 and December 31, 2019.
Impairment Analysis
As of October 1, 2019, the Company performed a quantitative goodwill impairment assessment for all reporting units consistent with the Company's accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using discounted cash flow ("DCF") and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of June 30, 2020 and December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $1.9 billion. The Company concluded that the continued impacts of COVID-19 on the operating results of the Europe reporting unit represented a triggering event in the second quarter of 2020.
The Company performed a quantitative goodwill impairment analysis for the Europe reporting unit using a DCF valuation model. A market-based valuation model was not weighted in the analysis given the significant volatility in the equity markets. Significant judgments and assumptions in the DCF model included the amount and timing of future cash flows, long-term growth rates of 2%, and a discount rate ranging from 10% to 10.5%. The estimated fair value of the Europe reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit’s headroom further declined, remaining below 20% at June 30, 2020. The Company noted that a 0.5% increase in the discount rate and a 0.5% decrease in the long-term growth rate would not have resulted in an impairment loss. However, due to significant uncertainty surrounding the current COVID-19 environment, management's judgment regarding this could change in the future and, as such, management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.
In addition, the Company determined that it was more likely than not that the fair value was greater than the carrying value for all other reporting units with the exception of the Asia-Pacific reporting unit. The Company performed a quantitative goodwill impairment analysis for the Asia-Pacific reporting unit and determined that the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $36 million goodwill balance during the three months ended June 30, 2020. The impairment charge is not deductible for tax purposes. Significant judgments and assumptions included the amount and timing of future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit were based on the reporting unit’s budget and long-term business plan. The determination of fair value of the Company’s Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The goodwill impairment charge did not have an impact on the calculation of the Company’s financial covenants under the Company’s debt arrangements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2020	December 31, 2019
2.800% Senior notes, semi-annual interest, due June 2020	$—	$600
4.375% Senior notes, semi-annual interest, due June 2021	335	640
2.375% Senior notes, euro denominated, annual interest, due March 2022	339	336
3.300% Senior notes, semi-annual interest, due May 2022	168	496
3.500% Senior notes, semi-annual interest, due June 2022	62	400
2.950% Senior notes, semi-annual interest, due March 2023	796	1,167
3.250% Senior notes, semi-annual interest, due April 2023	192	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	493	525
3.900% Senior notes, semi-annual interest, due November 2024	497	497
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	500
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	678	673
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior notes, semi-annual interest, due May 2029	750	750
3.625% Senior notes, semi-annual interest, due May 2030	1,000	—
5.000% Senior notes, semi-annual interest, due September 2037	1,250	1,250
6.350% Senior notes, semi-annual interest, due June 2040	850	850
4.950% Senior notes, semi-annual interest, due May 2042	500	500
4.875% Senior notes, semi-annual interest, due April 2043	850	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior notes, semi-annual interest, due May 2049	750	750
4.650% Senior notes, semi-annual interest, due May 2050	1,000	—
Program financing line of credit, quarterly interest based on adjusted LIBOR or variable prime rate	4	10
Total debt	15,414	15,544
Unamortized discount, premium and debt issuance costs, net (a)	(131)	(125)
Debt, net of unamortized discount, premium and debt issuance costs	15,283	15,419
Current portion of debt	(339)	(609)
Noncurrent portion of debt	$14,944	$14,810
(a) Current portion of unamortized discount, premium, and debt issuance costs, net is $1 million.
Senior Notes
In the second quarter of 2020, Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of the Company, issued $1.0 billion aggregate principal amount of Senior Notes due May 2030 and $1.0 billion aggregate principal amount of Senior Notes due May 2050. The proceeds received by DCL were net of a $1 million issuance discount and $20 million of debt issuance costs. DCL used the proceeds from the offering to repurchase $1.5 billion aggregate principal amount of DCL's and Scripps Networks' Senior Notes in a cash tender offer. The repurchase resulted in a loss on extinguishment of debt of $71 million for the three and six months ended June 30, 2020. The loss included $62 million of net premiums to par value and $9 million of other charges. As further described below, the Company used the remaining proceeds and cash on hand to fully repay the $500 million that was outstanding under its revolving credit facility.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the second quarter of 2019, DCL issued $750 million aggregate principal amount of Senior Notes due 2029 and $750 million aggregate principal amount of Senior Notes due 2049. The proceeds received by DCL were net of a $6 million issuance discount and $12 million of debt issuance costs. DCL used the proceeds from the offering to redeem and repurchase approximately $1.3 billion aggregate principal amount of DCL's and Scripps Networks' senior notes. The redemptions and repurchase resulted in a loss on extinguishment of debt of $23 million for the year ended December 31, 2019. The loss included $20 million of net premiums to par value and $3 million of other non-cash charges.
In the first quarter of 2019, the Company redeemed $411 million aggregate principal amount of senior notes due in 2019 and, during 2019, made open market bond repurchases of $55 million, resulting in a loss on extinguishment of debt of $5 million.
As of June 30, 2020, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $32 million of un-exchanged Scripps Networks senior notes acquired in conjunction with the acquisition of Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
DCL and certain designated foreign subsidiaries of DCL have the capacity to borrow up to $2.5 billion under a revolving credit facility (the "Credit Facility"), including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. The Credit Facility matures in August 2022 with the option for up to two additional 364-day renewal periods and is subject to a maximum consolidated leverage ratio financial covenant of 5.00 to 1.00 at June 30, 2020. As of June 30, 2020, DCL was in compliance with all covenants and there were no events of default under the Credit Facility. As further described below, during the three months ended June 30, 2020, the Company entered into an amendment to the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of June 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
All obligations of DCL and the other borrowers under the Credit Facility are unsecured and are fully and unconditionally guaranteed by Discovery and Scripps.
Amendment to Revolving Credit Facility
To preserve flexibility in the current environment, the Company amended certain provisions of its revolving credit facility. In April 2020, DCL, as borrower, certain wholly owned subsidiaries of DCL party thereto as designated borrowers, Discovery, as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent, entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”), which amended the Amended and Restated Credit Agreement, dated February 4, 2016, which was previously amended by Amendment No. 1 to the Amended and Restated Credit Agreement, dated August 11, 2017, (collectively, the “Existing Credit Agreement”). Amendment No. 2 modified certain terms of the Existing Credit Agreement, including the following:
The financial covenants were modified to reset the Maximum Consolidated Leverage Ratio as set forth below:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
March 31, 2020 and June 30, 2020	5.00:1.00
September 30, 2020 through March 31, 2021	5.50:1.00
June 30, 2021	5.00:1.00
September 30, 2021 and thereafter	4.50:1.00

In addition, the restricted payments covenant was modified to add a limitation on restricted payments made in cash unless after giving pro forma effect thereto, the consolidated leverage ratio is less than or equal to 4.50:1.00. Finally, the minimum LIBOR rate and the minimum base rate were each increased from 0% to 0.50% per annum.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
During the three months ended June 30, 2020, the Company issued and settled interest rate cash flow hedges with a total notional value of $1 billion following the pricing of its offering of 3.625% Senior Notes due May 2030 and 4.650% Senior Notes due May 2050. (See Note 7.) The $7 million pretax accumulated other comprehensive loss at the termination date will be amortized as an adjustment to interest expense over the respective terms of the newly issued notes.
During the six months ended June 30, 2020, the Company executed forward starting interest rate swap contracts designated as cash flow hedges with a total notional value of $1.6 billion. These contracts will mitigate interest rate risk associated with the forecasted issuance of future fixed-rate public debt.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of June 30, 2020 and December 31, 2019. The fair value of the Company's derivative financial instruments at June 30, 2020 and December 31, 2019 was determined using a market-based approach (Level 2).

	June 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,361	$16	$55	$11	$—	$1,631	$29	$7	$5	$16
Interest rate swaps	2,000	—	—	—	226	400	—	38	—	—
Net investment hedges: (a)
Cross-currency swaps	3,381	37	130	1	75	3,535	37	70	7	94
Foreign exchange	52	—	8	—	—	52	—	4	—	—
No hedging designation:
Foreign exchange	965	3	—	—	102	1,177	—	—	13	50
Cross-currency swaps	188	3	2	—	—	279	3	—	—	5
Equity (Lionsgate Collar)	—	—	—	—	—	65	19	18	—	—
Total		$59	$195	$12	$403		$88	$137	$25	$165

(a) Excludes £400 million of sterling notes ($493 million equivalent at June 30, 2020) designated as a net investment hedge. (See Note 7.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(7)	$(29)	$69	$(26)
Interest rate - derivative adjustments	—	(3)	(272)	(18)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	—	2	1	3
Foreign exchange - distribution revenue	12	2	20	6
Foreign exchange - costs of revenues	1	—	2	(2)
Interest rate - other (expense) income, net	1	—	1	—
If current fair values of designated cash flow hedges as of June 30, 2020 remained static over the next twelve months, the Company would reclassify $3 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 10 years.
Net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of accumulated other comprehensive loss. The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2020	2019		2020	2019
Cross currency swaps	$(33)	$(6)	Interest expense, net	$11	$10
Foreign exchange contracts	(2)	—	Other (expense) income, net	—	—
Sterling notes (foreign denominated debt)	3	16	N/A	—	—
Total	$(32)	$10		$11	$10

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2020	2019		2020	2019
Cross currency swaps	$104	$46	Interest expense, net	$23	$17
Foreign exchange contracts	4	(1)	Other (expense) income, net	—	—
Sterling notes (foreign denominated debt)	33	(1)	N/A	—	—
Total	$141	$44		$23	$17

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax impact of derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate swaps	$—	$(1)	$—	$—
Cross-currency swaps	(3)	3	7	1
Equity	—	9	7	10
Foreign exchange derivatives	7	—	(37)	(34)
Total in other (expense) income, net	$4	$11	$(23)	$(23)

NOTE 9. EQUITY
Repurchase Programs
In February 2020, the Company's Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of its existing $1 billion repurchase authorization announced in May 2019. Under the stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. There were no common stock repurchases during the three months ended June 30, 2020 and the three and six months ended June 30, 2019. During the three months ended March 31, 2020, the Company repurchased 19.4 million shares of its Series C common stock for $523 million at an average price of $26.87 per share.
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of June 30, 2020, the Company had repurchased 3 million and 206 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $7.7 billion, respectively.
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$145	$10	$155	$7	$(3)	$4
Net investment hedges	(38)	(1)	(39)	—	—	—
Reclassifications:
Loss on disposition	—	—	—	6	—	6
Total currency translation adjustments	107	9	116	13	(3)	10

Derivative adjustments:
Unrealized gains (losses)	(7)	4	(3)	(32)	6	(26)
Reclassifications from other comprehensive income to net income	(14)	2	(12)	(4)	2	(2)
Total derivative adjustments	(21)	6	(15)	(36)	8	(28)
Other comprehensive income (loss) adjustments	$86	$15	$101	$(23)	$5	$(18)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(164)	$57	$(107)	$(91)	$(1)	$(92)
Net investment hedges	129	(47)	82	27	—	27
Reclassifications:
Loss on disposition	—	—	—	6	—	6
Total currency translation adjustments	(35)	10	(25)	(58)	(1)	(59)

Derivative adjustments:
Unrealized gains (losses)	(203)	49	(154)	(44)	10	(34)
Reclassifications from other comprehensive income to net income	(24)	4	(20)	(7)	2	(5)
Total derivative adjustments	(227)	53	(174)	(51)	12	(39)
Other comprehensive income (loss) adjustments	$(262)	$63	$(199)	$(109)	$11	$(98)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(988)	$(127)	$(7)	$(1,122)
Other comprehensive income (loss) before reclassifications	116	(3)	—	113
Reclassifications from accumulated other comprehensive loss to net income	—	(12)	—	(12)
Other comprehensive income (loss)	116	(15)	—	101
Ending balance	$(872)	$(142)	$(7)	$(1,021)

	Three Months Ended June 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(901)	$3	$3	$(895)
Other comprehensive income (loss) before reclassifications	4	(26)	—	(22)
Reclassifications from accumulated other comprehensive loss to net income	6	(2)	—	4
Other comprehensive income (loss)	10	(28)	—	(18)
Ending balance	$(891)	$(25)	$3	$(913)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(847)	$32	$(7)	$(822)
Other comprehensive income (loss) before reclassifications	(25)	(154)	—	(179)
Reclassifications from accumulated other comprehensive loss to net income	—	(20)	—	(20)
Other comprehensive income (loss)	(25)	(174)	—	(199)
Ending balance	$(872)	$(142)	$(7)	$(1,021)

	Six Months Ended June 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(804)	$16	$3	$(785)
Other comprehensive income (loss) before reclassifications	(65)	(34)	—	(99)
Reclassifications from accumulated other comprehensive loss to net income	6	(5)	—	1
Other comprehensive income (loss)	(59)	(39)	—	(98)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	(2)	—	(30)
Ending balance	$(891)	$(25)	$3	$(913)

NOTE 10. REVENUES AND ACCOUNTS RECEIVABLE
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended June 30,
	2020				2019
	U.S. Networks	International Networks	Other	Total	U.S. Networks	International Networks	Other	Total
Revenues:
Advertising	$997	$276	$—	$1,273	$1,153	$466	$—	$1,619
Distribution	739	486	—	1,225	688	518	—	1,206
Other	20	21	2	43	22	36	2	60
Total	$1,756	$783	$2	$2,541	$1,863	$1,020	$2	$2,885

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30,
	2020				2019
	U.S. Networks	International Networks	Other	Total	U.S. Networks	International Networks	Other	Total
Revenues:
Advertising	$2,023	$652	$—	$2,675	$2,175	$859	$—	$3,034
Distribution	1,447	1,001	—	2,448	1,385	1,045	—	2,430
Other	42	53	6	101	55	68	5	128
Total	$3,512	$1,706	$6	$5,224	$3,615	$1,972	$5	$5,592

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
Changes in allowance for credit losses consisted of the following (in millions):

	December 31, 2019	Impact of adoption of ASU 2016-13	Provisions for credit losses	Write-offs	June 30, 2020
Distribution customers	$19	$1	$1	$(6)	$15
Advertising and other customers	35	(3)	14	(6)	40
Total	$54	$(2)	$15	$(12)	$55

Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $484 million and $597 million at June 30, 2020 and December 31, 2019, respectively. Noncurrent deferred revenue is a component of other noncurrent liabilities on the consolidated balance sheets. The change in deferred revenue for the six months ended June 30, 2020 reflects $244 million of revenues recognized that were included in deferred revenues at December 31, 2019, which was primarily due to an increase in the delivery of advertising commitments during the period, partially offset by cash payments received for which the performance obligation was not satisfied prior to the end of the period. Revenue recognized for the six months ended June 30, 2019 related to the deferred revenue balance at December 31, 2018 was $144 million.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.2 billion as of June 30, 2020 and is expected to be recognized over the next 5 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $811 million as of June 30, 2020 and is expected to be recognized over the next 5 years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $117 million as of June 30, 2020 and is expected to be recognized over the next 12 years.
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
The table below presents the components of share-based compensation expense (benefit) (in millions), which is recorded in selling, general and administrative expense in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PRSUs	$5	$13	$(12)	$23
RSUs	20	10	37	16
Stock options	7	8	16	17
SARs	2	8	(11)	13
Total share-based compensation expense	$34	$39	$30	$69
Tax benefit recognized	$5	$5	$7	$8

The Company recorded total liabilities for cash-settled and other liability-settled share-based compensation awards of $29 million and $93 million as of June 30, 2020 and December 31, 2019, respectively. The current portion of the liability for cash-settled and other liability-settled awards was $21 million and $47 million as of June 30, 2020 and December 31, 2019, respectively.
The table below presents awards granted (in millions, except weighted-average grant price).

	Six Months Ended June 30, 2020
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.5	$25.70
RSUs	4.3	$25.61
Stock options	1.3	$25.70
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2020 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$6	0.66
RSUs	250	3.04
Stock options	82	2.33
SARs	1	1.22
Total unrecognized compensation cost	$339

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Of the $250 million of unrecognized compensation cost related to RSUs, $65 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.69 years and cash settled RSUs are expected to be recognized over a weighted-average period of 3.23 years.
NOTE 12. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Pre-tax income at U.S. federal statutory income tax rate	$95	21%	$150	21%	$208	21%	$270	21%
State and local income taxes, net of federal tax benefit	19	4%	17	2%	33	3%	37	3%
Effect of foreign operations	29	6%	24	3%	56	6%	35	3%
Change in uncertain tax positions	13	3%	4	1%	17	2%	10	1%
Legal entity restructuring, deferred tax impact	—	—%	(455)	(64)%	—	—%	(455)	(36)%
Impairment of goodwill	7	1%	—	—%	7	1%	—	—%
Noncontrolling interest adjustment	(19)	(4)%	(16)	(2)%	(29)	(3)%	(28)	(2)%
Deferred tax adjustment	—	—%	—	—%	(23)	(2)%	—	—%
Non-deductible compensation	9	2%	5	1%	12	1%	11	1%
Other, net	3	1%	—	—%	5	—%	2	—%
Income tax expense (benefit)	$156	34%	$(271)	(38)%	$286	29%	$(118)	(9)%

Income tax expense (benefit) was $156 million and $286 million for the three and six months ended June 30, 2020, respectively, and $(271) million and $(118) million for the three and six months ended June 30, 2019, respectively. The increase in income tax expense for three and six months ended June 30, 2020 was primarily attributable to a discrete, one-time non-cash deferred tax benefit of $455 million from legal entity restructuring that was recorded during the three months ended June 30, 2019, which did not recur in 2020. This increase was partially offset by a decrease in income. For the six months ended June 30, 2020, the increase was further offset by a deferred tax adjustment in the U.S. recorded during the three months ended March 31, 2020.
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
The Company's reserves for uncertain tax positions as of June 30, 2020 and December 31, 2019 totaled $383 million and $375 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $106 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2020 and December 31, 2019, the Company had accrued approximately $69 million and $58 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. EARNINGS PER SHARE
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$300	$987	$707	$1,405
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(29)	(94)	(68)	(132)
Net income attributable to noncontrolling interests	(25)	(36)	(53)	(65)
Net income attributable to redeemable noncontrolling interests	(4)	(4)	(6)	(9)
Redeemable noncontrolling interest adjustments to redemption value	1	1	1	(4)
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$243	$854	$581	$1,195

Allocation of net income to:
Series A, B and C common stockholders	$205	$702	$491	$980
Series C-1 convertible preferred stockholders	38	152	90	215
Total	243	854	581	1,195
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	29	94	68	132
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$272	$948	$649	$1,327

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	508	528	513	526
Impact of assumed preferred stock conversion	165	185	165	186
Dilutive effect of share-based awards	1	3	2	3
Series A, B and C common shares outstanding — diluted	674	716	680	715
Series C-1 convertible preferred stock outstanding — basic and diluted	5	6	5	6

Basic net income per share allocated to:
Series A, B and C common stockholders	$0.40	$1.33	$0.96	$1.86
Series C-1 convertible preferred stockholders	$7.83	$25.76	$18.55	$36.08

Diluted net income per share allocated to:
Series A, B and C common stockholders	$0.40	$1.33	$0.95	$1.86
Series C-1 convertible preferred stockholders	$7.81	$25.67	$18.49	$35.95

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive share-based awards	27	20	24	15
PRSUs whose performance targets have not been achieved	—	2	—	2
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2020	2019
Cash paid for taxes, net	$183	$354
Cash paid for interest, net	342	363
Non-cash investing and financing activities:
Disposal of UKTV investment and acquisition of Lifestyle Business	—	291
Common stock repurchase contract	—	33
Accrued purchases of property and equipment	38	22
Assets acquired under finance lease and other arrangements	67	4

Cash, Cash Equivalents, and Restricted Cash

	June 30, 2020	December 31, 2019
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,683	$1,552
Restricted cash - other current assets (a)	55	—
Total cash, cash equivalents, and restricted cash	$1,738	$1,552

(a) Restricted cash includes cash posted as collateral related to forward starting interest rate swap contracts that were executed during 2019 and the six months ended June 30, 2020. (See Note 8.)

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and service charges:
Liberty Group	$203	$183	$355	$351
Equity method investees	47	68	110	142
Other	23	13	45	27
Total revenues and service charges	$273	$264	$510	$520
Interest income	$—	$—	$—	$1
Expenses	$(19)	$(65)	$(72)	$(260)
The table below presents receivables due from and payables due to related parties (in millions).

	June 30, 2020	December 31, 2019
Receivables	$179	$156
Payables	$7	$18

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
During the six months ended June 30, 2019, a withholding tax claim recorded as part of the Scripps Networks purchase accounting was settled with a portion of the claim being resolved subsequent to the measurement period, which resulted in a reversal of the remaining accrual and a reduction in selling, general, and administrative expense of $29 million.
Guarantees
There were no guarantees recorded under ASC 460 as of June 30, 2020 and December 31, 2019.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of June 30, 2020 and December 31, 2019.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 16.) The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA and Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. GAAP.
The tables below present summarized financial information for each of the Company’s reportable segments, corporate, inter-segment eliminations, and other (in millions).
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. Networks	$1,756	$1,863	$3,512	$3,615
International Networks	783	1,020	1,706	1,972
Other	2	2	6	5
Total revenues	$2,541	$2,885	$5,224	$5,592
Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. Networks	$1,062	$1,126	$2,078	$2,187
International Networks	193	286	400	505
Other	(128)	(131)	(238)	(252)
Total Adjusted OIBDA	$1,127	$1,281	$2,240	$2,440

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Income available to Discovery, Inc. to Total Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to Discovery, Inc.	$271	$947	$648	$1,331
Net income attributable to redeemable noncontrolling interests	4	4	6	9
Net income attributable to noncontrolling interests	25	36	53	65
Income tax expense (benefit)	156	(271)	286	(118)
Income before income taxes	456	716	993	1,287
Other expense (income), net	6	(9)	64	18
Loss from equity investees, net	23	20	44	9
Loss on extinguishment of debt	71	23	71	28
Interest expense, net	161	161	324	343
Operating income	717	911	1,496	1,685
Restructuring and other charges	7	7	22	12
Impairment of goodwill and other intangible assets	38	—	38	—
Depreciation and amortization	334	320	660	692
Employee share-based compensation	31	39	24	69
Transaction and integration costs	—	4	—	11
Settlement of a withholding tax claim	—	—	—	(29)
Total Adjusted OIBDA	$1,127	$1,281	$2,240	$2,440
Total Assets

	June 30, 2020	December 31, 2019
U.S. Networks	$17,726	$18,156
International Networks	7,812	8,145
Corporate, inter-segment eliminations, and other	7,551	7,434
Total assets	$33,089	$33,735
Total assets for corporate and inter-segment eliminations include goodwill that is allocated to the Company’s segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate, inter-segment eliminations, and other were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. Networks	$—	$3	$12	$7
International Networks	3	6	4	10
Corporate, inter-segment eliminations, and other	4	(2)	6	(5)
Total restructuring and other charges	$7	$7	$22	$12
Restructuring charges for the three and six months ended June 30, 2020 and 2019 primarily include employee termination costs.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
December 31, 2019	$4	$5	$9	$18
Employee termination accruals, net	12	3	3	18
Other accruals	—	—	4	4
Cash paid	(16)	(3)	(5)	(24)
June 30, 2020	$—	$5	$11	$16

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated TVE applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.8 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in 50 languages. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, HGTV, Food Network, TLC, Animal Planet, Investigation Discovery, Travel Channel, OWN, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo in most international countries). Among other networks in the U.S., Discovery also features two Spanish-language services, Discovery en Español and Discovery Familia. Our international portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games across Europe, TVN, a Polish media company, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures, including the recently formed multi-platform venture with Chip and Joanna Gaines, which plans to launch a linear network, SVOD and TV Everywhere ("TVE") products planned for a future date; and Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, PopSugar, and Seeker. We also operate production studios.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. COVID-19 continues to spread throughout the world, and the duration and severity of its effects and associated economic disruption remain uncertain. Restrictions on social and commercial activity in an effort to contain the virus have had, and are expected to continue to have, a significant adverse impact upon many sectors of the U.S. and global economy, including the media industry. We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various third parties.

Demand for our advertising products and services has been reduced by the pandemic, particularly in the second quarter of 2020 when the economic disruptions from limitations on social and commercial activity increased. Also, our third-party production partners remained shut down during most of the second quarter of 2020 due to COVID-19 restrictions. Our advertising revenues, which represented 54% of our consolidated revenues in 2019, have declined during the first half of 2020 and may continue to decline significantly throughout the remainder of 2020 if our advertising partners in certain sectors (such as travel) reduce or fail to resume their advertising spending or if we continue to be limited in our ability to create and air new content due to prolonged production shutdowns and delays. Additionally, certain sporting events that the Company has rights to have been cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games which were postponed to 2021. We expect that the postponement of the Olympic Games will shift Olympic-related revenues and defer significant expenses from fiscal year 2020 to fiscal year 2021.
In response to these impacts of the pandemic, we continued to employ innovative production and programming strategies, including producing content filmed by our on-air talent and seeking viewer feedback on which content to air. We also pursued a number of cost savings initiatives during the second quarter of 2020 that we believe will offset a portion of anticipated revenue losses and deferrals, through the implementation of travel, marketing, production and other operating cost reductions and will continue to do so for the remainder of 2020. We also implemented remote work arrangements effective mid-March 2020 and to date, these arrangements have not materially affected our ability to operate our business. Throughout the second quarter of 2020 and beyond, we began the process of re-opening office locations across the globe on a case-by-case basis, after careful consideration of the number of COVID-19 cases in each respective area, rate of infection growth, recovery and mortality rates, local environment, governmental restrictions, health recommendations, benchmarking and overall business need and impact. We are monitoring these locations closely and remain agile and flexible as needed. We expect to continue this process throughout the remainder of 2020 and beyond as conditions warrant.
We are unable to predict the full impact that COVID-19 will have on our financial position, operating results, and cash flows in the mid- to long-term due to numerous uncertainties. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Our consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
In addition, we have implemented several measures to preserve sufficient liquidity in the near term. As described further in Note 7, during March 2020, we drew down $500 million under our $2.5 billion revolving credit facility to increase our cash position and maximize flexibility in light of the current uncertainty surrounding the impact of COVID-19. During the second quarter of 2020, we entered into an amendment to our revolving credit facility, which increased flexibility under our financial covenants and issued $1.0 billion aggregate principal amount of Senior Notes due May 2030 and $1.0 billion aggregate principal amount of Senior Notes due May 2050. The proceeds from the notes were used to fund a tender offer for $1.5 billion of certain Senior Notes with maturities ranging from 2021 through 2023 and to repay the $500 million outstanding under our revolving credit facility. (See Note 7.)
In light of the impact of COVID-19, we assessed goodwill, other intangibles, deferred tax assets, programming assets, and accounts receivable for recoverability based upon our latest estimates and judgments with respect to expected future operating results, ultimate usage of content and latest expectations with respect to expected credit losses. We recorded a goodwill impairment charge of $36 million for our Asia-Pacific reporting unit during the three months ended June 30, 2020. (See Note 6.) Asset impairments of $2 million were recorded as of June 30, 2020, as the carrying value of such assets exceeded their fair value. Adjustments to reflect increased expected credit losses were not material. Further, hedged transactions were assessed, and we have concluded such transactions remain probable of occurrence. Due to significant uncertainty surrounding the impact of COVID-19, management’s judgments could change in the future. The effects of the pandemic may have further negative impacts on the Company’s financial position, results of operations, and cash flows. However, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably and fully estimated at this time.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. As of June 30, 2020, we do not expect the CARES Act to have a material effect on our financial position and results of operations. We continue to monitor other relief measures taken by the U.S. and other governments around the world.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,
	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$1,273	$1,619	(21)%	(20)%
Distribution	1,225	1,206	2%	3%
Other	43	60	(28)%	(30)%
Total revenues	2,541	2,885	(12)%	(11)%
Costs of revenues, excluding depreciation and amortization	810	938	(14)%	(12)%
Selling, general and administrative	635	709	(10)%	(9)%
Depreciation and amortization	334	320	4%	5%
Impairment of goodwill and other intangible assets	38	—	NM	NM
Restructuring and other charges	7	7	—%	—%
Total costs and expenses	1,824	1,974	(8)%	(6)%
Operating income	717	911	(21)%	(20)%
Interest expense, net	(161)	(161)	—%
Loss on extinguishment of debt	(71)	(23)	NM
Loss from equity investees, net	(23)	(20)	15%
Other (expense) income, net	(6)	9	NM
Income before income taxes	456	716	(36)%
Income tax (expense) benefit	(156)	271	NM
Net income	300	987	(70)%
Net income attributable to noncontrolling interests	(25)	(36)	(31)%
Net income attributable to redeemable noncontrolling interests	(4)	(4)	—%
Net income available to Discovery, Inc.	$271	$947	(71)%

NM - Not meaningful

	Six Months Ended June 30,
	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$2,675	$3,034	(12)%	(11)%
Distribution	2,448	2,430	1%	2%
Other	101	128	(21)%	(21)%
Total revenues	5,224	5,592	(7)%	(5)%
Costs of revenues, excluding depreciation and amortization	1,728	1,868	(7)%	(6)%
Selling, general and administrative	1,280	1,335	(4)%	(3)%
Depreciation and amortization	660	692	(5)%	(4)%
Impairment of goodwill and other intangible assets	38	—	NM	NM
Restructuring and other charges	22	12	83%	83%
Total costs and expenses	3,728	3,907	(5)%	(3)%
Operating income	1,496	1,685	(11)%	(10)%
Interest expense, net	(324)	(343)	(6)%
Loss on extinguishment of debt	(71)	(28)	NM
Loss from equity investees, net	(44)	(9)	NM
Other (expense) income, net	(64)	(18)	NM
Income before income taxes	993	1,287	(23)%
Income tax (expense) benefit	(286)	118	NM
Net income	707	1,405	(50)%
Net income attributable to noncontrolling interests	(53)	(65)	(18)%
Net income attributable to redeemable noncontrolling interests	(6)	(9)	(33)%
Net income available to Discovery, Inc.	$648	$1,331	(51)%
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
Advertising revenue decreased 21% and 12% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue decreased 20% and 11% for the three and six months ended June 30, 2020, respectively. The decrease for the three and six months ended June 30, 2020 was primarily attributable to a decline in demand stemming from the COVID-19 pandemic at both U.S. and International Networks.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand ("SVOD") content licensing and other emerging forms of digital distribution.
Distribution revenue increased 2% and 1% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 3% and 2% for the three and six months ended June 30, 2020, respectively, primarily due to an increase of 7% and 4% at U.S. Networks.
Other revenue decreased 28% and 21% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, other revenue decreased 30% and 21% for the three and six months ended June 30, 2020, respectively.
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

Costs of revenues decreased 14% and 7% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, cost of revenues decreased 12% and 6% for the three and six months ended June 30, 2020, respectively. The decrease was primarily attributable to a decrease of 23% and 14% at International Networks for the three and six months ended June 30, 2020, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses decreased 10% and 4% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 9% and 3% for the three and six months ended June 30, 2020, respectively. The decrease was primarily attributable to lower marketing-related expenses and as a result of COVID-19, a reduction in travel costs, partially offset by higher personnel costs at International Networks related to our next generation initiatives.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 4% and decreased 5% for the three and six months ended June 30, 2020, respectively. The increase for the three months ended June 30, 2020 is primarily attributable to an increase in capital expenditures in 2020. The decrease for the six months ended June 30, 2020 is primarily attributable to amortization related to the advertising revenue backlog intangible recorded as part of the acquisition of Scripps Networks, which had a one-year useful life and was fully amortized during the first quarter of 2019.
Restructuring and Other Charges
Restructuring and other charges were $7 million and $22 million for the three and six months ended June 30, 2020, respectively, compared to $7 million and $12 million for the three and six months ended June 30, 2019, respectively. Restructuring and other charges primarily include employee termination costs during the three and six months ended June 30, 2020 and 2019. (See Note 18 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net was flat and decreased 6% for the three and six months ended June 30, 2020, respectively. The decrease for the six months ended June 30, 2020 was primarily attributable to a reduction in debt from 2019 and incremental interest income related to the change in fair value of our cross currency swaps. (See Note 7 and Note 8 to the accompanying consolidated financial statements.)
Loss from equity investees, net
We reported losses from our equity method investees of $23 million and $44 million for the three and six months ended June 30, 2020, respectively, as compared to losses of $20 million and $9 million for the three and six months ended June 30, 2019, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 3 to the accompanying consolidated financial statements.)

Other (Expense) Income, net
The table below presents the details of other (expense) income, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency losses, net	$(18)	$2	$(29)	$(7)
Gains (losses) on derivative instruments, net	4	11	(23)	(23)
Change in the value of common stock investments with readily determinable fair value	7	(17)	(15)	(17)
Change in the value of equity investments without readily determinable fair value	(2)	—	(2)	—
Gain on sale of equity method investments	3	10	3	10
Remeasurement gain on previously held equity interest	—	6	—	14
Interest income	1	—	5	—
Other (expense) income, net	(1)	(3)	(3)	5
Total other (expense) income, net	$(6)	$9	$(64)	$(18)

Income Tax Expense (Benefit)
The following tables reconcile the U.S. federal statutory income tax rate to our effective income tax rate.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Pre-tax income at U.S. federal statutory income tax rate	$95	21%	$150	21%	$208	21%	$270	21%
State and local income taxes, net of federal tax benefit	19	4%	17	2%	33	3%	37	3%
Effect of foreign operations	29	6%	24	3%	56	6%	35	3%
Change in uncertain tax positions	13	3%	4	1%	17	2%	10	1%
Legal entity restructuring, deferred tax impact	—	—%	(455)	(64)%	—	—%	(455)	(36)%
Impairment of goodwill	7	1%	—	—%	7	1%	—	—%
Noncontrolling interest adjustment	(19)	(4)%	(16)	(2)%	(29)	(3)%	(28)	(2)%
Deferred tax adjustment	—	—%	—	—%	(23)	(2)%	—	—%
Non-deductible compensation	9	2%	5	1%	12	1%	11	1%
Other, net	3	1%	—	—%	5	—%	2	—%
Income tax expense (benefit)	$156	34%	$(271)	(38)%	$286	29%	$(118)	(9)%

Income tax expense (benefit) was $156 million and $286 million for the three and six months ended June 30, 2020, respectively, and $(271) million and $(118) million for the three and six months ended June 30, 2019, respectively. The increase in income tax expense for the three and six months ended June 30, 2020 was primarily attributable to a discrete, one-time non-cash deferred tax benefit of $455 million from legal entity restructuring that was recorded during the three months ended June 30, 2019, which did not recur in 2020. This increase was partially offset by a decrease in income. For the six months ended June 30, 2020, the increase was further offset by a deferred tax adjustment in the U.S. recorded during the three months ended March 31, 2020.

Segment Results of Operations
We evaluate the operating performance of our segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction costs directly related to the acquisition and integration of Scripps Networks and other transactions, and (viii) other items impacting comparability, such as the non-cash settlement of a withholding tax claim. (See Note 16 to the accompanying consolidated financial statements.) We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA and Total Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Additional financial information for our reportable segments is set forth in Note 17 to the accompanying consolidated financial statements.
The tables below present our reconciliation of consolidated net income available to Discovery, Inc. to Total Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended June 30,
	2020	2019	% Change
Net income available to Discovery, Inc.	$271	$947	(71)%
Net income attributable to redeemable noncontrolling interests	4	4	—%
Net income attributable to noncontrolling interests	25	36	(31)%
Income tax expense (benefit)	156	(271)	NM
Income before income taxes	456	716	(36)%
Other expense (income), net	6	(9)	NM
Loss from equity investees, net	23	20	15%
Loss on extinguishment of debt	71	23	NM
Interest expense, net	161	161	—%
Operating income	717	911	(21)%
Restructuring and other charges	7	7	—%
Impairment of goodwill and other intangible assets	38	—	NM
Depreciation and amortization	334	320	4%
Employee share-based compensation	31	39	(21)%
Transaction and integration costs	—	4	NM
Total Adjusted OIBDA	$1,127	$1,281	(12)%

Adjusted OIBDA
U.S. Networks	$1,062	$1,126	(6)%
International Networks	193	286	(33)%
Corporate, inter-segment eliminations, and other	(128)	(131)	2%
Total Adjusted OIBDA	$1,127	$1,281	(12)%

	Six Months Ended June 30,
	2020	2019	% Change
Net income available to Discovery, Inc.	$648	$1,331	(51)%
Net income attributable to redeemable noncontrolling interests	6	9	(33)%
Net income attributable to noncontrolling interests	53	65	(18)%
Income tax expense (benefit)	286	(118)	NM
Income before income taxes	993	1,287	(23)%
Other expense, net	64	18	NM
Loss from equity investees, net	44	9	NM
Loss on extinguishment of debt	71	28	NM
Interest expense, net	324	343	(6)%
Operating income	1,496	1,685	(11)%
Restructuring and other charges	22	12	83%
Impairment of goodwill and other intangible assets	38	—	NM
Depreciation and amortization	660	692	(5)%
Employee share-based compensation	24	69	(65)%
Transaction and integration costs	—	11	NM
Settlement of a withholding tax claim	—	(29)	NM
Total Adjusted OIBDA	$2,240	$2,440	(8)%

Adjusted OIBDA
U.S. Networks	$2,078	$2,187	(5)%
International Networks	400	505	(21)%
Corporate, inter-segment eliminations, and other	(238)	(252)	6%
Total Adjusted OIBDA	$2,240	$2,440	(8)%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenues:
U.S. Networks	$1,756	$1,863	(6)%	$3,512	$3,615	(3)%
International Networks	783	1,020	(23)%	1,706	1,972	(13)%
Corporate, inter-segment eliminations, and other	2	2	—%	6	5	20%
Total revenues	2,541	2,885	(12)%	5,224	5,592	(7)%
Costs of revenues, excluding depreciation and amortization	810	938	(14)%	1,728	1,868	(7)%
Selling, general and administrative (a)	604	666	(9)%	1,256	1,284	(2)%
Adjusted OIBDA	$1,127	$1,281	(12)%	$2,240	$2,440	(8)%

(a) Selling, general and administrative expenses excludes employee share-based compensation, third-party transaction and integration costs related to the acquisition of Scripps Networks and other transactions, and for 2019, the settlement of a withholding tax claim.

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenues:
Advertising	$997	$1,153	(14)%	$2,023	$2,175	(7)%
Distribution	739	688	7%	1,447	1,385	4%
Other	20	22	(9)%	42	55	(24)%
Total revenues	1,756	1,863	(6)%	3,512	3,615	(3)%
Costs of revenues, excluding depreciation and amortization	442	441	—%	889	863	3%
Selling, general and administrative (a)	252	296	(15)%	545	565	(4)%
Total Adjusted OIBDA	1,062	1,126	(6)%	2,078	2,187	(5)%
Depreciation and amortization	225	222	1%	451	495	(9)%
Restructuring and other charges	—	3	NM	12	7	71%
Inter-segment eliminations	1	3	(67)%	2	—	NM
Operating income	$836	$898	(7)%	$1,613	$1,685	(4)%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs directly related to the acquisition of Scripps Networks and other transactions.

Revenues
Advertising revenue decreased 14% and 7% for the three and six months ended June 30, 2020, respectively. The decrease for the three months ended June 30, 2020 is primarily attributable to a decline in demand stemming from the COVID-19 pandemic, and to a lesser extent, secular declines in the pay-TV ecosystem and lower inventory, partially offset by higher overall ratings and pricing. The decrease for the six months ended June 30, 2020 is primarily attributable to the aforementioned impacts of COVID-19, secular declines in the pay-TV ecosystem and, to a lesser extent, lower overall ratings, partially offset by the continued monetization of content offerings on our next generation platforms (such as our GO suite of TVE applications and DTC subscription products) and increases in pricing.
Distribution revenue increased 7% and 4% for the three and six months ended June 30, 2020, respectively, driven by increases in contractual affiliate rates and certain non-recurring items, partially offset by a decline in linear subscribers. Excluding these non-recurring items, distribution revenue increased 2% for both the three and six months ended June 30, 2020. Total portfolio subscribers at June 30, 2020 were 7% lower than at June 30, 2019 excluding the one-time benefit of free previews provided during the pandemic, while subscribers to our fully distributed networks were 5% lower than the prior year.
Other revenues decreased $2 million and $13 million for the three and six months ended June 30, 2020, respectively.

Costs of Revenues
Costs of revenues were flat for the three months ended June 30, 2020 and increased 3% for the six months ended June 30, 2020, primarily attributable to increases in content amortization from investments to support our next generation initiatives, partially offset by a non-recurring reserve release established in purchase accounting and a reduction in production projects as a result of COVID-19. Content expense was $431 million and $371 million for the three months ended June 30, 2020 and 2019, respectively, and $818 million and $736 million for the six months ended June 30, 2020 and 2019, respectively. The six months ended June 30, 2019 was favorably impacted by the effect of content synergies following the acquisition of Scripps Networks in 2018.
Selling, General and Administrative
Selling, general and administrative expenses decreased 15% and 4% for the three and six months ended June 30, 2020, respectively, due to lower marketing-related expenses and as a result of COVID-19, a reduction in travel costs.
Adjusted OIBDA
Adjusted OIBDA decreased 6% and 5% for the three and six months ended June 30, 2020, respectively.
International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change	% Change (ex-FX)	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$276	$466	(41)%	(37)%	$652	$859	(24)%	(20)%
Distribution	486	518	(6)%	(2)%	1,001	1,045	(4)%	(1)%
Other	21	36	(42)%	(43)%	53	68	(22)%	(22)%
Total revenues	783	1,020	(23)%	(20)%	1,706	1,972	(13)%	(10)%
Costs of revenues, excluding depreciation and amortization	365	497	(27)%	(23)%	835	1,004	(17)%	(14)%
Selling, general and administrative	225	237	(5)%	(1)%	471	463	2%	6%
Total Adjusted OIBDA	193	286	(33)%	(29)%	400	505	(21)%	(18)%
Depreciation and amortization	84	82	2%	6%	166	164	1%	5%
Impairment of goodwill and other intangible assets	38	—	NM	NM	38	—	NM	NM
Restructuring and other charges	3	6	(50)%	(50)%	4	10	(60)%	(60)%
Inter-segment eliminations	—	18	NM	NM	—	21	NM	NM
Settlement of a withholding tax claim	—	—	NM	NM	—	(29)	NM	NM
Operating income	$68	$180	(62)%	(59)%	$192	$339	(43)%	(41)%
Revenues
Advertising revenue decreased 41% and 24% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue decreased 37% and 20% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the decrease for the three months ended June 30, 2020 was attributable to a decline in demand stemming from the COVID-19 pandemic, and to a lesser extent, the discontinuation of certain pay-TV distribution in our Nordics business unit. Excluding the impact of foreign currency fluctuations, the decrease for the six months ended June 30, 2020 was primarily attributable to the aforementioned impacts of COVID-19, and to a lesser extent, the discontinuation of certain pay-TV distribution in our Nordics business unit, partially offset by the consolidation of the UKTV Lifestyle Business.

Distribution revenue decreased 6% and 4% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue decreased 2% and 1% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the decrease for the three and six months ended June 30, 2020 was primarily attributable to the impact of sporting events due to COVID-19, the discontinuation of certain pay-TV distribution in our European market, and lower contractual rates, partially offset by increases in digital licensing revenues.
Other revenue decreased $15 million for the three and six months ended June 30, 2020. Excluding the impact of foreign currency fluctuations, other revenue decreased $16 million and $15 million for the three and six months ended June 30, 2020, respectively.
Costs of Revenues
Costs of revenues decreased 27% and 17% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues decreased 23% and 14% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the decrease for the three and six months ended June 30, 2020 was attributable to the impact from timing of sporting events due to COVID-19.
Content expense, excluding the impact of foreign currency fluctuations, was $231 million and $312 million for the three months ended June 30, 2020 and 2019, respectively, and $553 million and $640 million for the six months ended June 30, 2020 and 2019, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 5% and increased 2% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 1% and increased 6% for the three and six months ended June 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the decrease for the three months ended June 30, 2020 was primarily attributable to lower marketing-related expenses and as a result of COVID-19, a reduction in travel costs. Excluding the impact of foreign currency fluctuations, the increase for the six months ended June 30, 2020 was primarily attributable to higher personnel costs related to our next generation initiatives, partially offset by lower marketing-related expenses and, as a result of COVID-19, a reduction in travel costs.
Adjusted OIBDA
Adjusted OIBDA decreased 33% and 21% for the three and six months ended June 30, 2020. Excluding the impact of foreign currency fluctuations, adjusted OIBDA decreased 29% and 18% for the three and six months ended June 30, 2020.
Corporate, Inter-segment Eliminations, and Other
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenues	$2	$2	—%	$6	$5	20%
Costs of revenues, excluding depreciation and amortization	3	—	NM	4	1	NM
Selling, general and administrative	127	133	(5)%	240	256	(6)%
Adjusted OIBDA	(128)	(131)	2%	(238)	(252)	6%
Employee share-based compensation	31	39	(21)%	24	69	(65)%
Depreciation and amortization	25	16	56%	43	33	30%
Restructuring and other charges	4	(2)	NM	6	(5)	NM
Transaction and integration costs	—	4	NM	—	11	NM
Inter-segment eliminations	(1)	(21)	(95)%	(2)	(21)	(90)%
Operating loss	$(187)	$(167)	12%	$(309)	$(339)	(9)%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and transaction and integration costs related to Scripps Networks and other transactions.
Adjusted OIBDA increased $3 million and $14 million for the three and six months ended June 30, 2020.

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
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended June 30,
	2020	2019	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,273	$1,619	(21)%	(20)%
Distribution	1,225	1,206	2%	3%
Other	43	60	(28)%	(30)%
Total revenues	2,541	2,885	(12)%	(11)%
Costs of revenues, excluding depreciation and amortization	810	938	(14)%	(12)%
Selling, general and administrative	604	666	(9)%	(8)%
Adjusted OIBDA	$1,127	$1,281	(12)%	(11)%

	Six Months Ended June 30,
	2020	2019	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$2,675	$3,034	(12)%	(11)%
Distribution	2,448	2,430	1%	2%
Other	101	128	(21)%	(21)%
Total revenues	5,224	5,592	(7)%	(5)%
Costs of revenues, excluding depreciation and amortization	1,728	1,868	(7)%	(6)%
Selling, general and administrative	1,256	1,284	(2)%	(1)%
Adjusted OIBDA	$2,240	$2,440	(8)%	(7)%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2020, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2020, we had $1.7 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We also have a $2.5 billion revolving credit facility and commercial paper program described below.
Beginning in February 2020, the COVID-19 pandemic began adversely affecting the availability of borrowings in the commercial paper market. In addition, during the six months ended June 30, 2020, we implemented several measures that we believe will preserve sufficient liquidity in the near term in response to the impact of COVID-19, as discussed further below.
•Debt
Senior Notes
In 2020, Discovery Communications, LLC ("DCL") issued $2.0 billion aggregate principal amount of Senior Notes due in 2030 and 2050. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and Scripps Networks and contain certain covenants, events of default and other customary provisions. DCL used the proceeds from the 2020 offering to fund a tender offer for $1.5 billion aggregate principal amount of DCL's and Scripps Networks' senior notes, which resulted in a loss on extinguishment of debt of $71 million, and to repay the $500 million outstanding under our revolving credit facility described below.
Revolving Credit Facility and Commercial Paper
We have access to a $2.5 billion revolving credit facility. Borrowing capacity under this agreement is reduced by the outstanding borrowings under our commercial paper program. During March 2020, we drew down $500 million under the revolving credit facility to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19. As described above, such amount was repaid during the quarter ended June 30, 2020. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants. On April 30, 2020, to preserve flexibility in the current environment, we amended certain provisions of the Credit Agreement, including modifying the financial covenants to reset the Maximum Consolidated Leverage Ratio. (See Note 7.) As of June 30, 2020, we were in compliance with all covenants and there were no events of default under the Credit Agreement.
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by Discovery and Scripps Networks from time to time up to an aggregate principal amount outstanding at any given time of $1.5 billion, including up to $500 million of euro-denominated borrowings. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of June 30, 2020, we had no outstanding borrowings. Borrowings under the commercial paper program reduce the borrowing capacity under the Credit Agreement referenced above.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest on our outstanding senior notes, and funding for various equity method and other investments.

•Investments and Business Combinations
We made no business acquisitions during the six months ended June 30, 2020, and made business acquisitions of $60 million during the six months ended June 30, 2019.
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the six months ended June 30, 2020, we contributed $81 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $442 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us beginning in 2021. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $202 million and $191 million for the six months ended June 30, 2020 and 2019.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Contractual commitments to acquire content have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 9 to the accompanying consolidated financial statements.) During the six months ended June 30, 2020, we repurchased $527 million of our Series C common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2020, we made cash payments of $183 million and $342 million for income taxes and interest on our outstanding debt, respectively.
•Debt
In addition to the tender offer for $1.5 billion aggregate principal amount of DCL's and Scripps Networks' senior notes and repayment of the $500 million outstanding under our revolving credit facility described above, during the six months ended June 30, 2020 we paid $600 million of senior notes as they came due. We have an additional $335 million due in June 2021.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2020	2019
Cash, cash equivalents, and restricted cash, beginning of period	$1,552	$986
Cash provided by operating activities	1,326	1,216
Cash used in investing activities	(154)	(220)
Cash used in financing activities	(998)	(643)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12	(18)
Net change in cash, cash equivalents, and restricted cash	186	335
Cash, cash equivalents, and restricted cash, end of period	$1,738	$1,321

Operating Activities
Cash provided by operating activities was $1.3 billion and $1.2 billion during the six months ended June 30, 2020 and 2019, respectively. The increase was primarily attributable to a positive fluctuation in working capital activity (primarily due to a decrease in receivables activity during the period and lower cash taxes), partially offset by a decrease in net income excluding non-cash items.
Investing Activities
Cash used in investing activities was $154 million and $220 million during the six months ended June 30, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily driven by a reduction in business acquisitions and investments in and advances to equity method investments, proceeds received from the settlement of certain derivative instruments, including termination of the Lionsgate collar (See Note 3 to the accompanying consolidated financial statements), partially offset by an increase in capital expenditures.
Financing Activities
Cash used in financing activities was $998 million and $643 million during the six months ended June 30, 2020 and 2019, respectively. The increase in cash used during the six months ended June 30, 2020 was primarily attributable to repurchases of stock, partially offset by net repayments and borrowings of senior notes and the change in net activity under the revolving credit facility.
Capital Resources
As of June 30, 2020, capital resources were comprised of the following (in millions).

	June 30, 2020
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,683	$—	$—	$1,683
Revolving credit facility and commercial paper program (a)	2,500	1	—	2,499
Senior notes (b)	15,410	—	15,410	—
Program financing line of credit	26	—	4	22
Total	$19,619	$1	$15,414	$4,204

(a) There were no borrowings under the commercial paper program outstanding as of June 30, 2020.
(b) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2020 had interest rates that ranged from 1.90% to 6.35% and will mature between 2021 and 2050.
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
As of June 30, 2020, we held $182 million of our $1.7 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted in December 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.

Summarized Guarantor Financial Information
Basis of Presentation
Each of the Company, DCL, Discovery Communications Holding LLC (“DCH”) and/or Scripps Networks has the ability to conduct registered offerings of debt securities under the Company’s shelf registration statement. As of June 30, 2020 and December 31, 2019, all of the Company’s outstanding registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company and guaranteed by the Company and Scripps Networks, except for $32 million of senior notes outstanding as of June 30, 2020 that have been issued by Scripps Networks and are not guaranteed. (See Note 7.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. Scripps Networks is 100% owned by the Company.
The tables below present the summarized financial information as combined for Discovery, Inc. (the “Parent”), Scripps Networks and DCL (collectively, the “Obligors”). All guarantees of the senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes. DCH currently is not an issuer or guarantor of any securities and therefore is not included in the summarized financial information included herein.
Note Guarantees issued by Scripps Networks or any subsidiary of the Parent that in the future issues a Note Guarantee (each, a “Subsidiary Guarantor”) may be released and discharged (i) concurrently with any direct or indirect sale or disposition of such Subsidiary Guarantor or any interest therein, (ii) at any time that such Subsidiary Guarantor is released from all of its obligations under its guarantee of payment by DCL, (iii) upon the merger or consolidation of any Subsidiary Guarantor with and into DCL or the Parent or another Subsidiary Guarantor, or upon the liquidation of such Subsidiary Guarantor and (iv) other customary events constituting a discharge of the Obligors’ obligations.
Summarized Financial Information
During the second quarter of 2020, the Company early adopted Rule 13-01 of the SEC's Regulation S-X. In lieu of providing separate unaudited financial statements for the Parent and Scripps Networks as a Subsidiary Guarantor, the Company has included the accompanying summarized combined financial information of the Obligors after the elimination of intercompany transactions and balances among the Obligors and the elimination of equity in earnings from and investments in any subsidiary of the Parent that is a non-guarantor (in millions).

	June 30, 2020	December 31, 2019
Current assets	$1,672	$1,399
Non-guarantor inter-company trade receivables, net	$301	$358
Noncurrent assets	$5,895	$5,866
Current liabilities	$1,048	$1,153
Noncurrent liabilities	$16,424	$16,082

	Six months ended June 30, 2020	Year ended December 31, 2019
Revenues	$1,038	$2,086
Operating income	$583	$1,184
Net income	$100	$325
Net income available to Discovery, Inc.	$91	$306
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2019. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, see "Critical Accounting Policies and Estimates" included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K:
•Uncertain tax positions;
•Goodwill and intangible assets;
•Content rights;
•Consolidation; and
•Revenue recognition
As of October 1, 2019, we performed a quantitative goodwill impairment assessment for all reporting units consistent with our accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using discounted cash flow ("DCF") and market-based valuation models. Cash flows were determined based our estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of June 30, 2020 and December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $1.9 billion. We concluded that the continued impacts of COVID-19 on the operating results of the Europe reporting unit represented a triggering event in the second quarter of 2020.
We performed a quantitative goodwill impairment analysis for the Europe reporting unit using a DCF valuation model. A market-based valuation model was not weighted in the analysis given the significant volatility in the equity markets. Significant judgments and assumptions in the DCF model included the amount and timing of future cash flows, long-term growth rates of 2%, and a discount rate ranging from 10% to 10.5%. The estimated fair value of the Europe reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit’s headroom further declined, remaining below 20% at June 30, 2020. We noted that a 0.5% increase in the discount rate and a 0.5% decrease in the long-term growth rate would not have resulted in an impairment loss. However, due to significant uncertainty surrounding the current COVID-19 environment, management's judgment regarding this could change in the future and, as such, we will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.
In addition, we determined that it was more likely than not that the fair value was greater than the carrying value for all other reporting units with the exception of the Asia-Pacific reporting unit. We performed a quantitative goodwill impairment analysis for the Asia-Pacific reporting unit and determined that the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $36 million goodwill balance during the three months ended June 30, 2020. The impairment charge is not deductible for tax purposes. Significant judgments and assumptions included the amount and timing of future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit were based on the reporting unit’s budget and long-term business plan. The determination of fair value of our Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The goodwill impairment charge did not have an impact on the calculation of our financial covenants under our debt arrangements.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the six months ended June 30, 2020. (See Note 1 to the accompanying consolidated financial statements.)

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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the COVID-19 pandemic. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2019 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2019 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2019.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2019 Annual Report on Form 10-K. The coronavirus disease 2019, referred to as the COVID-19 pandemic, has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 Annual Report on Form 10-K. The risk factors disclosure in the 2019 Annual Report on Form 10-K is qualified by the new information relating to the COVID-19 pandemic that is disclosed in this Quarterly Report on Form 10-Q, including the new risk factors set forth below. Other than the risk factors set forth below, our risk factors have not changed materially since December 31, 2019.
The ongoing COVID-19 pandemic has disrupted, and is expected to continue to disrupt our business operations and poses risks to our business, results of operations and financial position, the nature and extent of which are highly uncertain, rapidly changing and unpredictable.
The continuing global spread of the coronavirus disease 2019, commonly called “COVID-19,” has created significant worldwide operational volatility, uncertainty and disruption.
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
In particular, our advertising revenues, which represented 54% of our consolidated revenues in 2019, may decrease significantly if our advertising partners in certain sectors (such as travel) continue to reduce their advertising spending, or if we are limited in our ability to create and air new content due to prolonged production shutdowns and delays. The COVID-19 pandemic has caused some of our advertisers to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general due to COVID 19 could continue to negatively impact their advertising expenditures in the future. We have begun to, and may continue to, experience additional decreases in advertising revenues related to live sporting events, which have been cancelled or postponed due to the pandemic. For example, on March 24, 2020, the International Olympic Committee and the Tokyo 2020 Organizing Committee agreed to postpone the 2020 Olympic Games to 2021. The postponement of the Olympic Games will delay our expected Olympic-related revenue. Further, a prolonged, global recession due to COVID-19 may put pressure on household budgets and cause a decrease in consumer discretionary spending, which may decrease our subscriber numbers, distribution revenues and the rates we are able to charge for advertising.
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
The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption in the credit and financial markets, which is expected to continue and may worsen for an undetermined period of time. The pandemic and continued spread of COVID-19 has caused a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of such slowdown or recession; however, any such outcome may adversely affect our credit ratings, stock price, ability to access capital on favorable terms and ability to meet our liquidity needs.

Our actions to limit the adverse effects of COVID-19 on our financial condition may not be successful, as the extent and duration of the adverse effects of the pandemic is not determinable and depends on future developments, which are highly uncertain and cannot be predicted. Our Credit Agreement requires that we maintain certain financial and other covenants. Events resulting from the effects of COVID-19 may negatively impact our ability to comply with these covenants, which led to us entering into an amendment to our Credit Agreement on April 30, 2020, to address the risk of inability to comply (See Note 7.) Additional funding may not be available to us on acceptable terms or at all. If adequate funding is not available, we may be required to reduce expenditures, including curtailing our growth strategies and reducing our product development efforts, or forego acquisition opportunities.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of April 30, 2020, among Discovery Communications, LLC ("DCL"), certain wholly-owned subsidiaries of DCL, Discovery, Inc., as Facility Guarantor, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 6, 2020 SEC File No. 001-34177)

4.1
Eighteenth Supplemental Indenture, dated as of May 18, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 18, 2020 SEC File No. 001-34177)

22	Table of Senior Notes, Issuer and Guarantors (filed herewith)

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Consolidated Statement of Equity for the three and six months ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: August 5, 2020	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 5, 2020	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer