Form 10-Q
period 2020-09-30
Discovery, Inc.
filed 2020-11-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 26, 2020:

Series A Common Stock, par value $0.01 per share	160,318,208
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	324,172,931

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,893	$1,552
Receivables, net	2,444	2,633
Content rights and prepaid license fees, net	389	579
Prepaid expenses and other current assets	752	453
Total current assets	5,478	5,217
Noncurrent content rights, net	3,278	3,129
Property and equipment, net	1,125	951
Goodwill	13,052	13,050
Intangible assets, net	7,864	8,667
Equity method investments	536	568
Other noncurrent assets	2,105	2,153
Total assets	$33,438	$33,735
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$403	$463
Accrued liabilities	1,582	1,678
Deferred revenues	435	489
Current portion of debt	336	609
Total current liabilities	2,756	3,239
Noncurrent portion of debt	14,981	14,810
Deferred income taxes	1,503	1,691
Other noncurrent liabilities	2,158	2,029
Total liabilities	21,398	21,769
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	443	442
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 5 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 163 and 161 shares issued; and 160 and 158 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 546 and 547 shares issued; and 329 and 360 shares outstanding	5	5
Additional paid-in capital	10,825	10,747
Treasury stock, at cost: 221 and 190 shares	(8,125)	(7,374)
Retained earnings	8,278	7,333
Accumulated other comprehensive loss	(898)	(822)
Total Discovery, Inc. stockholders' equity	10,087	9,891
Noncontrolling interests	1,510	1,633
Total equity	11,597	11,524
Total liabilities and equity	$33,438	$33,735

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Advertising	$1,306	$1,413	$3,981	$4,447
Distribution	1,199	1,201	3,647	3,631
Other	56	64	157	192
Total revenues	2,561	2,678	7,785	8,270
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,003	914	2,731	2,782
Selling, general and administrative	633	660	1,913	1,995
Depreciation and amortization	341	322	1,001	1,014
Impairment of goodwill and other intangible assets	—	155	38	155
Restructuring and other charges	53	8	75	20
Total costs and expenses	2,030	2,059	5,758	5,966
Operating income	531	619	2,027	2,304
Interest expense, net	(161)	(163)	(485)	(515)
Loss on extinguishment of debt	(5)	—	(76)	(28)
Loss from equity investees, net	(18)	(11)	(62)	(20)
Other expense, net	(28)	(1)	(92)	(10)
Income before income taxes	319	444	1,312	1,731
Income tax benefit (expense)	11	(147)	(275)	(29)
Net income	330	297	1,037	1,702
Net income attributable to noncontrolling interests	(29)	(29)	(82)	(94)
Net income attributable to redeemable noncontrolling interests	(1)	(6)	(7)	(15)
Net income available to Discovery, Inc.	$300	$262	$948	$1,593
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.44	$0.35	$1.40	$2.22
Diluted	$0.44	$0.35	$1.40	$2.21
Weighted average shares outstanding:
Basic	505	535	510	529
Diluted	672	713	677	714

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$330	$297	$1,037	$1,702
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	101	(146)	76	(205)
Derivatives	22	30	(152)	(9)
Comprehensive income	453	181	961	1,488
Comprehensive income attributable to noncontrolling interests	(29)	(29)	(82)	(94)
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(5)	(7)	(15)
Comprehensive income attributable to Discovery, Inc.	$423	$147	$872	$1,379

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$1,037	$1,702
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	2,118	2,078
Depreciation and amortization	1,001	1,014
Deferred income taxes	(198)	(572)
Equity in losses of equity method investee companies, including cash distributions	96	61
Loss on extinguishment of debt	76	28
Share-based compensation expense	62	82
Impairment of goodwill and other intangible assets	38	155
Realized gain from derivative instruments, net	(4)	(12)
Unrealized loss from derivative instruments, net	2	53
Remeasurement gain on previously held equity interest	—	(14)
Other, net	36	47
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	156	(84)
Content rights and payables, net	(2,100)	(2,332)
Accounts payable, accrued and other liabilities	(166)	(21)
Foreign currency, prepaid expenses and other assets, net	32	(18)
Cash provided by operating activities	2,186	2,167
Investing Activities
Purchases of property and equipment	(290)	(189)
Purchases of investments	(250)	—
Investments in and advances to equity investments	(141)	(215)
Proceeds from dissolution of joint venture and sale of investments	67	117
Business acquisitions, net of cash acquired	(26)	(60)
Other investing activities, net	90	56
Cash used in investing activities	(550)	(291)
Financing Activities
Principal repayments of debt, including discount payment	(2,193)	(2,652)
Borrowings from debt, net of discount and issuance costs	1,979	1,479
Repurchases of stock	(741)	(300)
Principal repayments of revolving credit facility	(500)	(225)
Borrowings under revolving credit facility	500	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(216)	(227)
Other financing activities, net	(101)	(67)
Cash used in financing activities	(1,272)	(1,992)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	40	(57)
Net change in cash, cash equivalents, and restricted cash	404	(173)
Cash, cash equivalents, and restricted cash, beginning of period	1,552	986
Cash, cash equivalents, and restricted cash, end of period	$1,956	$813

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2019	13	$—	715	$7	$10,747	$(7,374)	$7,333	$(822)	$9,891	$1,633	$11,524
Cumulative effect of accounting change (See Note 1)	—	—	—	—	—	—	2	—	2	—	2
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	377	—	377	28	405
Other comprehensive loss	—	—	—	—	—	—	—	(300)	(300)	—	(300)
Share-based compensation	—	—	—	—	21	—	—	—	21	—	21
Repurchases of stock	—	—	—	—	—	(523)	—	—	(523)	—	(523)
Tax settlements associated with share-based plans	—	—	—	—	(30)	—	—	—	(30)	—	(30)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(170)	(170)
Issuance of stock in connection with share-based plans	—	—	1	—	32	—	—	—	32	—	32
Other adjustments to stockholders' equity	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	13	$—	716	$7	$10,770	$(7,897)	$7,712	$(1,122)	$9,470	$1,492	$10,962
Cumulative effect of accounting changes of an equity method investee	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	271	—	271	25	296
Other comprehensive income	—	—	—	—	—	—	—	101	101	—	101
Share-based compensation	—	—	—	—	25	—	—	—	25	—	25
Tax settlements associated with share-based plans	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(27)	(27)
Issuance of stock in connection with share-based plans	—	—	—	—	2	—	—	—	2	—	2
Other adjustments to stockholders' equity	—	—	—	—	2	—	—	—	2	1	3
June 30, 2020	13	$—	716	$7	$10,798	$(7,897)	$7,980	$(1,021)	$9,867	$1,491	$11,358
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	300	—	300	29	329
Other comprehensive income	—	—	—	—	—	—	—	123	123	—	123
Share-based compensation	—	—	—	—	26	—	—	—	26	—	26
Repurchases of stock	—	—	—	—	—	(228)	—	—	(228)	—	(228)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10)	(10)
Issuance of stock in connection with share-based plans	—	—	—	—	1	—	—	—	1	—	1
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(2)	—	(2)	—	(2)
September 30, 2020	13	$—	716	$7	$10,825	$(8,125)	$8,278	$(898)	$10,087	$1,510	$11,597

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery”, the “Company”, "we", "us" or "our") is a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated TV Everywhere ("TVE") applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. The Company also operates production studios.
The Company has organized its operations into two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities ("VIE") for which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated entities have been eliminated.
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
Demand for the Company’s advertising products and services has been reduced by the pandemic due to economic disruptions from limitations on social and commercial activity, which slightly eased during the third quarter of 2020. Many of the Company’s third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020. Additionally, certain sporting events that the Company has rights to have been cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which were postponed to 2021. The Company expects that the postponement of the Olympic Games will shift Olympic-related revenues and defer significant expenses from fiscal year 2020 to fiscal year 2021.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In response to these impacts of the pandemic, the Company continued to employ innovative production and programming strategies, including producing content filmed by its on-air talent and seeking viewer feedback on which content to air. The Company continued to pursue a number of cost savings initiatives during the third quarter of 2020 that it believes will offset a portion of anticipated revenue losses and deferrals, through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry, and will continue to do so for the remainder of 2020 and into 2021. The Company also implemented remote work arrangements effective mid-March 2020 and to date, these arrangements have not materially affected the Company's ability to operate its business. During the third quarter of 2020, most of the Company's production operations began to restart and as a result, the Company has incurred additional costs to comply with various governmental regulations and implement certain safety measures for the Company's employees, talent, and partners.
The Company is unable to predict the full impact that COVID-19 will have on its financial position, operating results, and cash flows due to numerous uncertainties. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company will continue to monitor COVID-19 and its impact on the Company’s business results and financial condition. The Company’s consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
In addition, the Company has implemented several measures to preserve sufficient liquidity in the near term. As described further in Note 7, during March 2020, the Company drew down $500 million under its $2.5 billion revolving credit facility to increase its cash position and maximize flexibility in light of the current uncertainty surrounding the impact of COVID-19. In addition, in April 2020, the Company entered into an amendment to its revolving credit facility, which increased flexibility under its financial covenants and issued $1.0 billion aggregate principal amount of Senior Notes due May 2030 and $1.0 billion aggregate principal amount of Senior Notes due May 2050. The proceeds from the notes were used to fund a tender offer for $1.5 billion of certain Senior Notes with maturities ranging from 2021 through 2023 and to repay the $500 million outstanding under its revolving credit facility. (See Note 7.)
In light of the impact of COVID-19, the Company assessed goodwill, other intangibles, deferred tax assets, programming assets, and accounts receivable for recoverability based upon latest estimates and judgments with respect to expected future operating results, ultimate usage of content and latest expectations with respect to expected credit losses. The Company recorded a goodwill and other intangible assets impairment charge of $38 million for its Asia-Pacific reporting unit during the second quarter of 2020. (See Note 6.) There were no impairments recorded during the third quarter of 2020. Adjustments to reflect increased expected credit losses were not material. Further, hedged transactions were assessed and the Company has concluded such transactions remain probable of occurrence. Due to significant uncertainty surrounding the impact of COVID-19, management’s judgments could change in the future. The effects of the pandemic may have further negative impacts on the Company’s financial position, results of operations, and cash flows. However, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably and fully estimated at this time.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. As of September 30, 2020, the Company does not expect the CARES Act to have a material effect on its financial position and results of operations. The Company continues to monitor other relief measures taken by the U.S. and other governments around the world.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Adopted
Content
In March 2019, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2019-02, which generally aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. The Company adopted this ASU on January 1, 2020 and will apply the provisions prospectively. In connection with this adoption, the Company elected to treat all content rights and prepaid license fees as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months. As of September 30, 2020 and December 31, 2019, $389 million and $579 million, respectively, of content rights and prepaid license fees were reflected as a current asset. The Company determined that most of its content is exploited as part of film groups. For such content assets, the unit of account for the impairment assessment is the respective film group. There was no material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. (See Note 5.)
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans and replaces the incurred loss methodology with a new, forward-looking “expected loss” model that considers the risk of loss over the asset’s contractual life, even if remote, historical experience, current conditions, and reasonable and supportable forecasts of future relevant events. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach and recorded a noncash cumulative effect of adoption as an increase to retained earnings of $2 million to align its credit loss methodology with the new standard. (See Note 10.)
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
Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions, requires the use of the if-converted method for calculating earnings per share for convertible instruments, and makes targeted improvements to the disclosures for convertible instruments and related earnings per share guidance. This ASU is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact ASU 2020-06 will have on its consolidated financial statements and related disclosures.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Magnolia Discovery Ventures
On July 19, 2019, the Company contributed its linear cable network focused on home improvement, DIY Network, to a new joint venture, Magnolia Discovery Ventures, LLC ("Magnolia"), with Chip and Joanna Gaines acting as Chief Creative Officers to the joint venture. The joint venture will replace and rebrand the DIY Network, and is expected to include a TVE app and a subscription streaming service planned for a future date.
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
Golf Digest
On May 13, 2019, the Company paid $36 million in cash to acquire Golf Digest, a leading golf brand whose content is available across multiple platforms, including print and social media. The Company applied the acquisition method of accounting to Golf Digest, and recorded net assets of $36 million, including net working capital liabilities of $12 million, intangible assets of $25 million and goodwill of $23 million. The measurement period closed in May 2020, with no material adjustments recorded. Intangible assets consist of trademarks and trade names and licensing agreements and have a weighted average useful life of 9 years. The goodwill reflects the workforce and synergies expected from broader exposure to the golf entertainment sector. The goodwill recorded as part of this acquisition is included in the International Networks reportable segment and is not amortizable for tax purposes.
Other
During 2019 and 2020, we completed other immaterial acquisitions.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	September 30, 2020	December 31, 2019
Equity method investments:
nC+	Equity method investments	32%	$176	$182
Discovery Solar Ventures, LLC (a)	Equity method investments	N/A	85	92
All3Media	Equity method investments	50%	45	75
Other	Equity method investments		230	219
Total equity method investments			536	568

Common stock investments with readily determinable fair values	Other noncurrent assets		46	51

Equity investments without readily determinable fair values:
Group Nine Media (b)	Other noncurrent assets	25%	276	256
Formula E (c)	Other noncurrent assets	25%	65	65
Other	Other noncurrent assets		230	193
Total equity investments without readily determinable fair values			571	514
Total investments			$1,153	$1,133

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered variable interest entities ("VIEs") of the Company and are accounted for under the equity method of accounting using the Hypothetical Liquidation at Book Value ("HLBV") methodology for allocating earnings.

(b) Overall ownership percentage for Group Nine Media is calculated on an outstanding shares basis. The amount shown herein includes a $20 million note receivable balance within Prepaid expenses and other current assets on the Company's consolidated balance sheets.

(c) Ownership percentage for Formula E includes holdings accounted for as an equity method investment and holdings accounted for as an equity investment without a readily determinable fair value.
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. The Company had no impairment losses for the three and nine months ended September 30, 2020. The Company recorded impairment losses of $4 million for the nine months ended September 30, 2019, because the change in value was considered other-than-temporary. There were no impairment losses recorded during the three months ended September 30, 2019. The impairment losses are reflected as a component of loss from equity investees on the Company's consolidated statement of operations.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the Scripps Networks purchase price associated with the investment in nC+ was attributed to amortizable intangible assets, which is included in its carrying value. Earnings from nC+ were reduced by the amortization of these intangibles of $8 million and $7 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization that reduces the Company's equity in earnings of nC+ for future periods is expected to be $52 million.
Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2020, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $270 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $164 million as of September 30, 2020 and $160 million as of December 31, 2019. The Company recognized its portion of VIE operating results with net losses of $17 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and net losses of $39 million and $10 million for the nine months ended September 30, 2020 and 2019, respectively, in loss from equity investees, net on the consolidated statements of operations.

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
The Company owns shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. The gains and losses related to the Company's common stock investments with readily determinable fair values for the three and nine months ended September 30, 2020 and 2019 are summarized in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (losses) recognized during the period on equity securities	$9	$(15)	$(6)	$(32)
Less: Net losses (gains) recognized on equity securities sold	—	—	—	—
Unrealized income (losses) recognized during reporting period on equity securities still held at the reporting date	$9	$(15)	$(6)	$(32)

Formerly, the Company hedged 50% of the Lionsgate shares with an equity collar (the "Lionsgate Collar") and pledged those shares as collateral to the derivative counterparty with changes in fair value reflected as a component of other expense, net on the consolidated statements of operations. (See Note 8.) During the three months ended March 31, 2020, the Company terminated the Lionsgate Collar. The Company received cash of $44 million and recognized a gain of $7 million, which represents the difference between the carrying value and the fair value of the hedged shares, upon termination. The gain is included in other expense, net on the consolidated statements of operations.
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
During the nine months ended September 30, 2020, the Company invested $39 million in various equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had decreased $2 million in fair value as the result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of September 30, 2020, the Company had recorded cumulative upward adjustments of $9 million and cumulative impairments of $2 million for its equity investments without readily determinable fair values.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$5	$—	$5
Treasury securities	Cash and cash equivalents	500	—	—	500
Equity securities:
Money market funds	Cash and cash equivalents	—	59	—	59
Time deposits	Prepaid expenses and other current assets	—	250	—	250
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	3	—	3
Mutual funds	Other noncurrent assets	190	—	—	190
Company-owned life insurance contracts	Other noncurrent assets	—	46	—	46
Total		$703	$363	$—	$1,066
Liabilities
Deferred compensation plan	Accrued liabilities	$26	$—	$—	$26
Deferred compensation plan	Other noncurrent liabilities	209	—	—	209
Total		$235	$—	$—	$235

		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$10	$—	$10
Equity securities:
Mutual funds	Prepaid expenses and other current assets	11	—	—	11
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	192	—	—	192
Company-owned life insurance contracts	Other noncurrent assets	—	45	—	45
Total		$203	$59	$—	$262
Liabilities
Deferred compensation plan	Accrued liabilities	$24	$—	$—	$24
Deferred compensation plan	Other noncurrent liabilities	209	—	—	209
Total		$233	$—	$—	$233

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2020 and December 31, 2019. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $17.9 billion and $17.1 billion as of September 30, 2020 and December 31, 2019, respectively.
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
The table below presents the components of content rights (in millions).

	September 30, 2020	December 31, 2019
Produced content rights:
Completed	$8,029	$6,976
In-production	679	582
Coproduced content rights:
Completed	880	882
In-production	51	50
Licensed content rights:
Acquired	1,100	1,101
Prepaid	415	249
Content rights, at cost	11,154	9,840
Accumulated amortization	(7,487)	(6,132)
Total content rights, net	3,667	3,708
Current portion	(389)	(579)
Noncurrent portion	$3,278	$3,129

Content expense consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Content amortization	$762	$696	$2,110	$2,071
Other production charges	96	96	202	300
Content impairments	1	4	8	7
Total content expense	$859	$796	$2,320	$2,378

As of September 30, 2020, the Company expects to amortize approximately 57%, 26% and 13% of its produced and co-produced content, excluding content in-production, and 53%, 23% and 10% of its licensed content rights in the next three twelve-month operating cycles ended September 30, 2021, 2022 and 2023, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. GOODWILL
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2019	$10,813	$2,237	$13,050
Acquisitions	—	25	25
Impairment of goodwill	—	(36)	(36)
Foreign currency translation and other	—	13	13
September 30, 2020	$10,813	$2,239	$13,052

The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of September 30, 2020 and December 31, 2019. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.5 billion as of September 30, 2020 and December 31, 2019.
Impairment Analysis
As of October 1, 2019, the Company performed a quantitative goodwill impairment assessment for all reporting units consistent with the Company's accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of September 30, 2020 and December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $2 billion and $1.9 billion, respectively.
The Company concluded that the continued impacts of COVID-19 on the operating results of the Europe reporting unit represented a triggering event in the second quarter of 2020. The Company performed a quantitative goodwill impairment analysis for its Europe reporting unit as of June 30, 2020 using a DCF valuation model. A market-based valuation model was not weighted in the analysis given the significant volatility in the equity markets. Significant judgments and assumptions in the DCF model included the amount and timing of future cash flows, long-term growth rates of 2%, and a discount rate ranging from 10% to 10.5%. The estimated fair value of the Europe reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit’s headroom further declined, remaining below 20% at June 30, 2020.
Also during the second quarter of 2020, the Company determined that it was more likely than not that the fair value was greater than the carrying value for all other reporting units with the exception of the Asia-Pacific reporting unit. The Company performed a quantitative goodwill impairment analysis for the Asia-Pacific reporting unit and determined that the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $36 million goodwill balance during the second quarter of 2020. The impairment charge is not deductible for tax purposes. Significant judgments and assumptions included the amount and timing of future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit were based on the reporting unit’s budget and long-term business plan. The determination of fair value of the Company’s Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The goodwill impairment charge did not have an impact on the calculation of the Company’s financial covenants under the Company’s debt arrangements.
Effective September 2020, the Company realigned its International Networks management reporting structure. As a result, Australia and New Zealand, which were previously included in the Europe reporting unit, are now included in the Asia-Pacific reporting unit, including associated goodwill.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of this realignment, the Company performed a quantitative goodwill impairment analysis for its Europe and Asia-Pacific reporting units as of September 30, 2020 using a DCF valuation model. A market-based valuation model was not weighted in the analysis given the significant volatility in the equity markets. Significant judgments and assumptions in the DCF model included the amount and timing of future cash flows, long-term growth rates of 2% for Europe and 2% to 2.5% for Asia-Pacific, and a discount rate ranging from 10% to 10.5% for Europe and 11% for Asia-Pacific. The estimated fair value of both the Europe and Asia-Pacific reporting units exceeded their carrying values and, therefore, no impairment was recorded. The Europe and Asia-Pacific reporting units' headroom were below 20% at September 30, 2020. Due to significant uncertainty surrounding the current COVID-19 environment, management's judgment regarding this could change in the future and, as such, management will continue to monitor these reporting units for changes in the business environment that could impact recoverability.
NOTE 7. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2020	December 31, 2019
2.800% Senior notes, semi-annual interest, due June 2020	$—	$600
4.375% Senior notes, semi-annual interest, due June 2021	335	640
2.375% Senior notes, euro denominated, annual interest, due March 2022	351	336
3.300% Senior notes, semi-annual interest, due May 2022	168	496
3.500% Senior notes, semi-annual interest, due June 2022	62	400
2.950% Senior notes, semi-annual interest, due March 2023	796	1,167
3.250% Senior notes, semi-annual interest, due April 2023	192	350
3.800% Senior notes, semi-annual interest, due March 2024	450	450
2.500% Senior notes, sterling denominated, annual interest, due September 2024	514	525
3.900% Senior notes, semi-annual interest, due November 2024	497	497
3.450% Senior notes, semi-annual interest, due March 2025	300	300
3.950% Senior notes, semi-annual interest, due June 2025	500	500
4.900% Senior notes, semi-annual interest, due March 2026	700	700
1.900% Senior notes, euro denominated, annual interest, due March 2027	703	673
3.950% Senior notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior notes, semi-annual interest, due May 2029	750	750
3.625% Senior notes, semi-annual interest, due May 2030	1,000	—
5.000% Senior notes, semi-annual interest, due September 2037	548	1,250
6.350% Senior notes, semi-annual interest, due June 2040	664	850
4.950% Senior notes, semi-annual interest, due May 2042	285	500
4.875% Senior notes, semi-annual interest, due April 2043	516	850
5.200% Senior notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior notes, semi-annual interest, due May 2049	750	750
4.650% Senior notes, semi-annual interest, due May 2050	1,000	—
4.000% Senior notes, semi-annual interest, due September 2055	1,732	—
Program financing line of credit, quarterly interest based on adjusted LIBOR or variable prime rate	1	10
Total debt	15,764	15,544
Unamortized discount, premium and debt issuance costs, net (a)	(447)	(125)
Debt, net of unamortized discount, premium and debt issuance costs	15,317	15,419
Current portion of debt	(336)	(609)
Noncurrent portion of debt	$14,981	$14,810
(a) Current portion of unamortized discount, premium, and debt issuance costs, net is $1 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Notes
In September 2020, Discovery, Inc. commenced five separate private offers to exchange (the “Exchange Offers”) any and all of Discovery Communications, LLC's ("DCL"), a wholly-owned subsidiary of the Company, outstanding 5.000% Senior Notes due 2037, 6.350% Senior Notes due 2040, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043 and 5.200% Senior Notes due 2047 (collectively, the “Old Notes”) for one new series of DCL 4.000% Senior Notes due September 2055 (the “New Notes”). Discovery, Inc. completed the Exchange Offers in September 2020, by exchanging $1.4 billion aggregate principal amount of the Old Notes validly tendered and accepted by Discovery pursuant to the Exchange Offers, for $1.7 billion aggregate principal amount of the New Notes (before debt discount of $318 million). The New Notes are fully and unconditionally guaranteed by the Company and Scripps Networks on an unsecured and unsubordinated basis. The Exchange Offers were accounted for as a debt modification and, as a result, third-party issuance costs totaling $11 million were expensed as incurred.
Also in September 2020, the Company completed offers to purchase for cash (the “Cash Offers”) the Old Notes. Approximately $22 million aggregate principal amount of the Old Notes were validly tendered and accepted for purchase by Discovery pursuant to the Cash Offers, for total cash consideration of $27 million, plus accrued interest. The Cash Offers resulted in a loss on extinguishment of debt of $5 million for the three months ended September 30, 2020.
In the second quarter of 2020, DCL issued $1.0 billion aggregate principal amount of Senior Notes due May 2030 and $1.0 billion aggregate principal amount of Senior Notes due May 2050. The proceeds received by DCL were net of a $1 million issuance discount and $20 million of debt issuance costs. DCL used the proceeds from the offering to repurchase $1.5 billion aggregate principal amount of DCL's and Scripps Networks' Senior Notes in a cash tender offer. The repurchase resulted in a loss on extinguishment of debt of $71 million for the three and nine months ended September 30, 2020. The loss included $62 million of net premiums to par value and $9 million of other charges. As further described below, the Company used the remaining proceeds and cash on hand to fully repay the $500 million that was outstanding under its revolving credit facility.
In the second quarter of 2019, DCL issued $750 million aggregate principal amount of Senior Notes due 2029 and $750 million due 2049. The proceeds received by DCL were net of a $6 million issuance discount and $12 million of debt issuance costs. DCL used the proceeds from the offering to redeem and repurchase approximately $1.3 billion aggregate principal amount of DCL's and Scripps Networks' senior notes. The redemptions and repurchase resulted in a loss on extinguishment of debt of $23 million for the year ended December 31, 2019. The loss included $20 million of net premiums to par value and $3 million of other non-cash charges.
In the first quarter of 2019, the Company redeemed $411 million aggregate principal amount of senior notes due in 2019 and, during 2019, made open market bond repurchases of $55 million, resulting in a loss on extinguishment of debt of $5 million.
As of September 30, 2020, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $32 million of un-exchanged Scripps Networks senior notes acquired in conjunction with the acquisition of Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
DCL and certain designated foreign subsidiaries of DCL have the capacity to borrow up to $2.5 billion under a revolving credit facility (the "Credit Facility"), including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. The Credit Facility matures in August 2022 with the option for up to two additional 364-day renewal periods and is subject to a maximum consolidated leverage ratio financial covenant of 5.50 to 1.00 at September 30, 2020. As of September 30, 2020, DCL was in compliance with all covenants and there were no events of default under the Credit Facility. As further described below, during the second quarter of 2020, the Company entered into an amendment to the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of September 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
All obligations of DCL and the other borrowers under the Credit Facility are unsecured and are fully and unconditionally guaranteed by Discovery and Scripps.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amendment to Revolving Credit Facility
To preserve flexibility in the current environment, in the second quarter of 2020, the Company amended certain provisions of its revolving credit facility, including the following:
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
During the three months ended September 30, 2020, the Company unwound certain foreign exchange forward contracts designated as cash flow hedges with an aggregate notional amount of $211 million. The Company received cash of $15 million in settlement and expects to recognize the unrealized gain in accumulated other comprehensive loss during 2029 and 2030.
During the nine months ended September 30, 2020, the Company executed forward starting interest rate swap contracts designated as cash flow hedges with a total notional value of $1.6 billion. These contracts will mitigate interest rate risk associated with the forecasted issuance of future fixed-rate public debt. The Company also issued and settled interest rate cash flow hedges with a total notional value of $1 billion following the pricing of its offering of 3.625% Senior Notes due May 2030 and 4.650% Senior Notes due May 2050. (See Note 7.) The $7 million pretax accumulated other comprehensive loss at the termination date will be amortized as an adjustment to interest expense over the respective terms of the newly issued notes.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of September 30, 2020 and December 31, 2019. The fair value of the Company's derivative financial instruments at September 30, 2020 and December 31, 2019 was determined using a market-based approach (Level 2).

	September 30, 2020					December 31, 2019
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,109	$9	$21	$10	$—	$1,631	$29	$7	$5	$16
Interest rate swaps	2,000	—	—	—	173	400	—	38	—	—
Net investment hedges: (a)
Cross-currency swaps	3,444	35	59	—	89	3,535	37	70	7	94
Foreign exchange	52	—	7	—	—	52	—	4	—	—
No hedging designation:
Foreign exchange	1,044	—	—	2	71	1,177	—	—	13	50
Cross-currency swaps	139	3	—	—	5	279	3	—	—	5
Equity (Lionsgate Collar)	—	—	—	—	—	65	19	18	—	—
Total		$47	$87	$12	$338		$88	$137	$25	$165

(a) Excludes £400 million of sterling notes ($514 million equivalent at September 30, 2020) designated as a net investment hedge. (See Note 7.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(19)	$41	$50	$15
Interest rate - derivative adjustments	53	—	(219)	(18)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	—	1	1	4
Foreign exchange - distribution revenue	5	(5)	25	1
Foreign exchange - costs of revenues	—	3	2	1
Foreign exchange - other expense, net (dedesignated portion)	—	3	—	3
Interest rate - interest expense	—	(1)	1	(1)
If current fair values of designated cash flow hedges as of September 30, 2020 remained static over the next twelve months, the Company would reclassify $3 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 10 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net periodic interest settlements and accruals on the cross-currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of accumulated other comprehensive loss. The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2020	2019		2020	2019
Cross currency swaps	$(78)	$82	Interest expense, net	$10	$16
Foreign exchange contracts	(1)	3	Other expense, net	—	—
Sterling notes (foreign denominated debt)	(23)	16	N/A	—	—
Total	$(102)	$101		$10	$16

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2020	2019		2020	2019
Cross currency swaps	$26	$128	Interest expense, net	$33	$33
Foreign exchange contracts	3	2	Other expense, net	—	—
Sterling notes (foreign denominated debt)	10	15	N/A	—	—
Total	$39	$145		$33	$33

The following table presents the pretax impact of derivatives not designated as hedges and recognized in other expense, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate swaps	$—	$1	$—	$1
Cross-currency swaps	(8)	1	(1)	2
Equity	—	6	7	16
Foreign exchange derivatives	27	(30)	(10)	(64)
Total in other expense, net	$19	$(22)	$(4)	$(45)

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of September 30, 2020, the Company had repurchased 3 million and 218 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $8.0 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series C Common Stock:
Shares repurchased	11.2	11.6	30.7	11.6
Purchase price	$228	$300	$751	$300

Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$193	$(11)	$182	$(242)	$(5)	$(247)
Net investment hedges	(106)	25	(81)	101	—	101
Total currency translation adjustments	87	14	101	(141)	(5)	(146)

Derivative adjustments:
Unrealized gains (losses)	35	(9)	26	41	(8)	33
Reclassifications from other comprehensive income to net income	(5)	1	(4)	(2)	(1)	(3)
Total derivative adjustments	30	(8)	22	39	(9)	30
Other comprehensive income (loss) adjustments	$117	$6	$123	$(102)	$(14)	$(116)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$29	$46	$75	$(333)	$(6)	$(339)
Net investment hedges	23	(22)	1	128	—	128
Reclassifications:
Loss on disposition	—	—	—	6	—	6
Total currency translation adjustments	52	24	76	(199)	(6)	(205)

Derivative adjustments:
Unrealized gains (losses)	(168)	40	(128)	(3)	2	(1)
Reclassifications from other comprehensive income to net income	(29)	5	(24)	(9)	1	(8)
Total derivative adjustments	(197)	45	(152)	(12)	3	(9)
Other comprehensive income (loss) adjustments	$(145)	$69	$(76)	$(211)	$(3)	$(214)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(872)	$(142)	$(7)	$(1,021)
Other comprehensive income (loss) before reclassifications	101	26	—	127
Reclassifications from accumulated other comprehensive loss to net income	—	(4)	—	(4)
Other comprehensive income (loss)	101	22	—	123
Ending balance	$(771)	$(120)	$(7)	$(898)

	Three Months Ended September 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(891)	$(25)	$3	$(913)
Other comprehensive income (loss) before reclassifications	(146)	33	—	(113)
Reclassifications from accumulated other comprehensive loss to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(146)	30	—	(116)
Ending balance	$(1,037)	$5	$3	$(1,029)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(847)	$32	$(7)	$(822)
Other comprehensive income (loss) before reclassifications	76	(128)	—	(52)
Reclassifications from accumulated other comprehensive loss to net income	—	(24)	—	(24)
Other comprehensive income (loss)	76	(152)	—	(76)
Ending balance	$(771)	$(120)	$(7)	$(898)

	Nine Months Ended September 30, 2019
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(804)	$16	$3	$(785)
Other comprehensive income (loss) before reclassifications	(211)	(1)	—	(212)
Reclassifications from accumulated other comprehensive loss to net income	6	(8)	—	(2)
Other comprehensive income (loss)	(205)	(9)	—	(214)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	(2)	—	(30)
Ending balance	$(1,037)	$5	$3	$(1,029)

NOTE 10. REVENUES AND ACCOUNTS RECEIVABLE
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended September 30,
	2020				2019
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$941	$365	$—	$1,306	$1,019	$394	$—	$1,413
Distribution	696	503	—	1,199	681	520	—	1,201
Other	22	34	—	56	25	36	3	64
Total	$1,659	$902	$—	$2,561	$1,725	$950	$3	$2,678

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	2020				2019
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$2,964	$1,017	$—	$3,981	$3,194	$1,253	$—	$4,447
Distribution	2,143	1,504	—	3,647	2,066	1,565	—	3,631
Other	64	87	6	157	80	104	8	192
Total	$5,171	$2,608	$6	$7,785	$5,340	$2,922	$8	$8,270

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
Changes in allowance for credit losses consisted of the following (in millions):

	December 31, 2019	Impact of adoption of ASU 2016-13	Provisions for credit losses	Write-offs	September 30, 2020
Distribution customers	$19	$1	$3	$(6)	$17
Advertising and other customers	35	(3)	20	(9)	43
Total	$54	$(2)	$23	$(15)	$60

Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $573 million and $597 million at September 30, 2020 and December 31, 2019, respectively. Noncurrent deferred revenue is a component of other noncurrent liabilities on the consolidated balance sheets. The change in deferred revenue for the nine months ended September 30, 2020 reflects $340 million of revenues recognized that were included in deferred revenues at December 31, 2019, which was primarily due to an increase in the delivery of advertising commitments during the period, partially offset by cash payments received for which the performance obligation was not satisfied prior to the end of the period. Revenue recognized for the nine months ended September 30, 2019 related to the deferred revenue balance at December 31, 2018 was $194 million.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.4 billion as of September 30, 2020 and is expected to be recognized over the next 5 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $797 million as of September 30, 2020 and is expected to be recognized over the next 4 years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $108 million as of September 30, 2020 and is expected to be recognized over the next 11 years.
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
The table below presents the components of share-based compensation expense (in millions), which is recorded in selling, general and administrative expense in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PRSUs	$4	$2	$(8)	$25
RSUs	21	12	58	28
Stock options	8	8	24	25
SARs	(1)	(9)	(12)	4
Total share-based compensation expense	$32	$13	$62	$82
Tax benefit recognized	$5	$2	$12	$10

The Company recorded total liabilities for cash-settled and other liability-settled share-based compensation awards of $32 million and $93 million as of September 30, 2020 and December 31, 2019, respectively. The current portion of the liability for cash-settled and other liability-settled awards was $22 million and $47 million as of September 30, 2020 and December 31, 2019, respectively.
The table below presents awards granted (in millions, except weighted-average grant price).

	Nine Months Ended September 30, 2020
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.5	$25.70
RSUs	4.4	$25.58
Stock options	1.3	$25.70

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2020 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$3	0.41
RSUs	228	2.90
Stock options	74	2.08
SARs	1	0.97
Total unrecognized compensation cost	$306

Of the $228 million of unrecognized compensation cost related to RSUs, $62 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.44 years and cash settled RSUs are expected to be recognized over a weighted-average period of 3.11 years.
NOTE 12. INCOME TAXES
The following table reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Pre-tax income at U.S. federal statutory income tax rate	$68	21%	$93	21%	$276	21%	$363	21%
State and local income taxes, net of federal tax benefit	(16)	(5)%	16	3%	17	1%	53	3%
Effect of foreign operations	(58)	(18)%	23	5%	(2)	—%	58	3%
Noncontrolling interest adjustment	—	—%	(10)	(2)%	(29)	(2)%	(38)	(2)%
Deferred tax adjustment	—	—%	—	—%	(23)	(2)%	—	—%
Change in uncertain tax positions	(1)	—%	(4)	(1)%	16	1%	6	—%
Impairment of goodwill	—	—%	26	6%	7	1%	26	2%
Legal entity restructuring, deferred tax impact	—	—%	(2)	—%	—	—%	(457)	(26)%
Other, net	(4)	(1)%	5	1%	13	1%	18	1%
Income tax (benefit) expense	$(11)	(3)%	$147	33%	$275	21%	$29	2%

During the three and nine months ended September 30, 2020, the effect of foreign operations includes a deferred tax benefit recorded in the U.K. following the enactment of the Finance Act 2020 on July 22, 2020 and the state and local income taxes includes a tax benefit from a favorable multi-year state resolution. The decrease in income tax expense for the three months ended September 30, 2020 was further driven by a decrease in income and a goodwill impairment charge recorded during the three months ended September 30, 2019 that was non-deductible for tax purposes, partially offset by a reduction in tax benefit from a noncontrolling interest adjustment. The increase in income tax expense for the nine months ended September 30, 2020 was primarily attributable to a discrete, one-time non-cash deferred tax benefit of $457 million from legal entity restructuring that was recorded in 2019, and, to a lesser extent, an increase in provision for uncertain tax positions. These increases were partially offset by a decrease in income, the 2019 goodwill impairment charge that was non-deductible for tax purposes, and a favorable deferred tax adjustment in the U.S. recorded during the nine months ended September 30, 2020.
The Company's reserves for uncertain tax positions as of September 30, 2020 and December 31, 2019 totaled $390 million and $375 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $106 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2020 and December 31, 2019, the Company had accrued approximately $69 million and $58 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. EARNINGS PER SHARE
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$330	$297	$1,037	$1,702
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(31)	(25)	(99)	(157)
Net income attributable to noncontrolling interests	(29)	(29)	(82)	(94)
Net income attributable to redeemable noncontrolling interests	(1)	(6)	(7)	(15)
Redeemable noncontrolling interest adjustments to redemption value	(4)	(12)	(3)	(16)
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$265	$225	$846	$1,420

Allocation of net income to:
Series A, B and C common stockholders	$223	$188	$714	$1,173
Series C-1 convertible preferred stockholders	42	37	132	247
Total	265	225	846	1,420
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	31	25	99	157
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$296	$250	$945	$1,577

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	505	535	510	529
Impact of assumed preferred stock conversion	165	175	165	182
Dilutive effect of share-based awards	2	3	2	3
Series A, B and C common shares outstanding — diluted	672	713	677	714
Series C-1 convertible preferred stock outstanding — basic and diluted	5	5	5	6

Basic net income per share allocated to:
Series A, B and C common stockholders	$0.44	$0.35	$1.40	$2.22
Series C-1 convertible preferred stockholders	$8.55	$6.82	$27.11	$42.94

Diluted net income per share allocated to:
Series A, B and C common stockholders	$0.44	$0.35	$1.40	$2.21
Series C-1 convertible preferred stockholders	$8.53	$6.80	$27.03	$42.77

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive share-based awards	27	18	26	18
PRSUs whose performance targets have not been achieved	—	2	—	2
Only outstanding PRSUs whose performance targets have been achieved as of the last day of the most recent period are included in the dilutive effect calculation.
NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
Cash paid for taxes, net	$353	$499
Cash paid for interest, net	516	541
Non-cash investing and financing activities:
Disposal of UKTV investment and acquisition of Lifestyle Business	—	291
Unsettled stock repurchases	14	—
Accrued purchases of property and equipment	33	41
Assets acquired under finance lease and other arrangements	79	13

Cash, Cash Equivalents, and Restricted Cash

	September 30, 2020	December 31, 2019
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,893	$1,552
Restricted cash - other current assets (a)	63	—
Total cash, cash equivalents, and restricted cash	$1,956	$1,552

(a) Restricted cash includes cash posted as collateral related to forward starting interest rate swap contracts that were executed during 2019 and the nine months ended September 30, 2020. (See Note 8.)

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (a)	2020	2019 (a)
Revenues and service charges:
Liberty Group	$158	$167	$513	$543
Equity method investees	42	61	152	203
Other	26	14	71	42
Total revenues and service charges	$226	$242	$736	$788
Interest income	$—	$—	$—	$1
Expenses	$(74)	$(62)	$(168)	$(180)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(14)	$(36)	$(216)	$(227)
The table below presents receivables due from and payables due to related parties (in millions).

	September 30, 2020	December 31, 2019 (a)
Receivables	$187	$164
Payables	$70	$108
(a) Amounts have been revised to adjust for classification between lines and excluded balances solely within this footnote disclosure.
Revised amounts are not material to the previously issued financial statements.
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
During the nine months ended September 30, 2019, a withholding tax claim recorded as part of the Scripps Networks purchase accounting was settled with a portion of the claim being resolved subsequent to the measurement period, which resulted in a reversal of the remaining accrual and a reduction in selling, general, and administrative expense of $29 million.
Guarantees
There were no guarantees recorded under ASC 460 as of September 30, 2020 and December 31, 2019.
The Company may provide or receive indemnities intended to allocate business transaction risks. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of September 30, 2020 and December 31, 2019.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The tables below present summarized financial information for each of the Company’s reportable segments and corporate, inter-segment eliminations, and other (in millions).
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Networks	$1,659	$1,725	$5,171	$5,340
International Networks	902	950	2,608	2,922
Corporate, inter-segment eliminations and other	—	3	6	8
Total revenues	$2,561	$2,678	$7,785	$8,270
Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Networks	$951	$1,005	$3,029	$3,192
International Networks	127	237	527	742
Corporate, inter-segment eliminations and other	(124)	(116)	(362)	(368)
Total Adjusted OIBDA	$954	$1,126	$3,194	$3,566

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Income available to Discovery, Inc. to Total Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to Discovery, Inc.	$300	$262	$948	$1,593
Net income attributable to redeemable noncontrolling interests	1	6	7	15
Net income attributable to noncontrolling interests	29	29	82	94
Income tax (benefit) expense	(11)	147	275	29
Income before income taxes	319	444	1,312	1,731
Other expense, net	28	1	92	10
Loss from equity investees, net	18	11	62	20
Loss on extinguishment of debt	5	—	76	28
Interest expense, net	161	163	485	515
Operating income	531	619	2,027	2,304
Restructuring and other charges	53	8	75	20
Impairment of goodwill and other intangible assets	—	155	38	155
Depreciation and amortization	341	322	1,001	1,014
Employee share-based compensation	29	11	53	80
Transaction and integration costs	—	11	—	22
Settlement of a withholding tax claim	—	—	—	(29)
Total Adjusted OIBDA	$954	$1,126	$3,194	$3,566
Total Assets

	September 30, 2020	December 31, 2019
U.S. Networks	$17,505	$18,156
International Networks	7,947	8,145
Corporate, inter-segment eliminations, and other	7,986	7,434
Total assets	$33,438	$33,735
Total assets for corporate, inter-segment eliminations, and other includes goodwill that is allocated to the Company’s segments. The presentation of segment assets in the table above is consistent with the financial reports that are reviewed by the Company’s CEO.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate, inter-segment eliminations, and other were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Networks	$29	$4	$41	$11
International Networks	13	5	17	15
Corporate, inter-segment eliminations, and other	11	(1)	17	(6)
Total restructuring and other charges	$53	$8	$75	$20

Restructuring charges for the three and nine months ended September 30, 2020 and 2019 primarily include charges related to employee termination costs and other cost reduction efforts. During the third quarter of 2020, the Company implemented various cost-savings initiatives including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry, including economic challenges resulting from the COVID-19 pandemic. These actions are intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and are expected to continue throughout the remainder of 2020 and into 2021; however, all such amounts cannot be reasonably estimated at this time as the restructuring plans have not been finalized.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
December 31, 2019	$4	$5	$9	$18
Employee termination accruals, net	41	17	13	71
Other accruals	—	—	4	4
Cash paid	(19)	(7)	(4)	(30)
September 30, 2020	$26	$15	$22	$63

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated TVE applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.8 billion cumulative subscribers and viewers worldwide as of December 31, 2019 through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in 50 languages as of December 31, 2019. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, HGTV, Food Network, TLC, Animal Planet, Investigation Discovery, Travel Channel, OWN, Science Channel, and MotorTrend (previously known as Velocity domestically and currently known as Turbo in most international countries). Among other networks in the U.S., Discovery also features two Spanish-language services, Discovery en Español and Discovery Familia. Our international portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games across Europe, TVN, a Polish media company, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures, including the recently formed multi-platform venture with Chip and Joanna Gaines, which plans to launch a linear network, SVOD and TV Everywhere ("TVE") products planned for a future date; and Group Nine Media ("Group Nine"), a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, PopSugar, and Seeker. We also operate production studios.
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

Demand for our advertising products and services has been reduced by the pandemic due to economic disruptions from limitations on social and commercial activity, which slightly eased during the third quarter of 2020. Most of our third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020. Our advertising revenues, which represented 54% of our consolidated revenues in 2019, have declined during 2020 and may continue to decline significantly throughout the remainder of 2020 if our advertising partners in certain sectors (such as travel) further reduce or fail to resume their advertising spending or if we continue to be limited in our ability to create and air new content due to prolonged production shutdowns and delays. Additionally, certain sporting events that the Company has rights to have been cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games which were postponed to 2021. We expect that the postponement of the Olympic Games will shift Olympic-related revenues and defer significant expenses from fiscal year 2020 to fiscal year 2021.
In response to these impacts of the pandemic, we continued to employ innovative production and programming strategies, including producing content filmed by our on-air talent and seeking viewer feedback on which content to air. We continued to pursue a number of cost savings initiatives during the third quarter of 2020 that we believe will offset a portion of anticipated revenue losses and deferrals, through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry, and will continue to do so for the remainder of 2020 and into 2021. We also implemented remote work arrangements effective mid-March 2020 and to date, these arrangements have not materially affected our ability to operate our business. We continue to re-open office locations across the globe on a case-by-case basis, after careful consideration of the number of COVID-19 cases in each respective area, rate of infection growth, recovery and mortality rates, local environment, governmental restrictions, health recommendations, benchmarking and overall business need and impact; however, we have also re-closed certain office locations as conditions have warranted. We are monitoring these locations closely and remain agile and flexible as needed. We expect to continue this process throughout the remainder of 2020 and beyond as conditions warrant. During the third quarter of 2020, most of our production operations began to restart and as a result, we have incurred additional costs to comply with various governmental regulations and implement certain safety measures for our employees, talent, and partners.
We are unable to predict the full impact that COVID-19 will have on our financial position, operating results, and cash flows due to numerous uncertainties. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19 and the actions to contain the virus or treat its impact, among others. We will continue to monitor COVID-19 and its impact on our business results and financial condition. Our consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
In addition, we have implemented several measures to preserve sufficient liquidity in the near term. As described further in Note 7, during March 2020, we drew down $500 million under our $2.5 billion revolving credit facility to increase our cash position and maximize flexibility in light of the current uncertainty surrounding the impact of COVID-19. In April 2020, we entered into an amendment to our revolving credit facility, which increased flexibility under our financial covenants and issued $1.0 billion aggregate principal amount of Senior Notes due May 2030 and $1.0 billion aggregate principal amount of Senior Notes due May 2050. The proceeds from the notes were used to fund a tender offer for $1.5 billion of certain Senior Notes with maturities ranging from 2021 through 2023 and to repay the $500 million outstanding under our revolving credit facility. (See Note 7.)
In light of the impact of COVID-19, we assessed goodwill, other intangibles, deferred tax assets, programming assets, and accounts receivable for recoverability based upon our latest estimates and judgments with respect to expected future operating results, ultimate usage of content and latest expectations with respect to expected credit losses. We recorded a goodwill and other intangible assets impairment charge of $38 million for our Asia-Pacific reporting unit during the second quarter of 2020. (See Note 6.) There were no impairments recorded during the third quarter of 2020. Adjustments to reflect increased expected credit losses were not material. Further, hedged transactions were assessed, and we have concluded such transactions remain probable of occurrence. Due to significant uncertainty surrounding the impact of COVID-19, management’s judgments could change in the future. The effects of the pandemic may have further negative impacts on the Company’s financial position, results of operations, and cash flows. However, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably and fully estimated at this time.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. As of September 30, 2020, we do not expect the CARES Act to have a material effect on our financial position and results of operations. We continue to monitor other relief measures taken by the U.S. and other governments around the world.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,
	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$1,306	$1,413	(8)%	(8)%
Distribution	1,199	1,201	—%	(1)%
Other	56	64	(13)%	(13)%
Total revenues	2,561	2,678	(4)%	(5)%
Costs of revenues, excluding depreciation and amortization	1,003	914	10%	7%
Selling, general and administrative	633	660	(4)%	(5)%
Depreciation and amortization	341	322	6%	5%
Impairment of goodwill and other intangible assets	—	155	NM	NM
Restructuring and other charges	53	8	NM	NM
Total costs and expenses	2,030	2,059	(1)%	(3)%
Operating income	531	619	(14)%	(12)%
Interest expense, net	(161)	(163)	(1)%
Loss on extinguishment of debt	(5)	—	NM
Loss from equity investees, net	(18)	(11)	64%
Other expense, net	(28)	(1)	NM
Income before income taxes	319	444	(28)%
Income tax benefit (expense)	11	(147)	NM
Net income	330	297	11%
Net income attributable to noncontrolling interests	(29)	(29)	—%
Net income attributable to redeemable noncontrolling interests	(1)	(6)	(83)%
Net income available to Discovery, Inc.	$300	$262	15%

NM - Not meaningful

	Nine Months Ended September 30,
	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$3,981	$4,447	(10)%	(10)%
Distribution	3,647	3,631	—%	1%
Other	157	192	(18)%	(18)%
Total revenues	7,785	8,270	(6)%	(5)%
Costs of revenues, excluding depreciation and amortization	2,731	2,782	(2)%	(2)%
Selling, general and administrative	1,913	1,995	(4)%	(3)%
Depreciation and amortization	1,001	1,014	(1)%	(1)%
Impairment of goodwill and other intangible assets	38	155	(75)%	(75)%
Restructuring and other charges	75	20	NM	NM
Total costs and expenses	5,758	5,966	(3)%	(3)%
Operating income	2,027	2,304	(12)%	(11)%
Interest expense, net	(485)	(515)	(6)%
Loss on extinguishment of debt	(76)	(28)	NM
Loss from equity investees, net	(62)	(20)	NM
Other expense, net	(92)	(10)	NM
Income before income taxes	1,312	1,731	(24)%
Income tax benefit (expense)	(275)	(29)	NM
Net income	1,037	1,702	(39)%
Net income attributable to noncontrolling interests	(82)	(94)	(13)%
Net income attributable to redeemable noncontrolling interests	(7)	(15)	(53)%
Net income available to Discovery, Inc.	$948	$1,593	(40)%
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
As reported and excluding the impact of foreign currency fluctuations, advertising revenue decreased 8% and 10% for the three and nine months ended September 30, 2020, respectively. The decrease for the three and nine months ended September 30, 2020 was primarily attributable to a decline in demand stemming from the COVID-19 pandemic at both U.S. and International Networks.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand ("SVOD") content licensing and other emerging forms of digital distribution.
Distribution revenue was flat for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue decreased 1% and increased 1% for the three and nine months ended September 30, 2020, respectively. The decrease for the three months ended September 30, 2020 was primarily due to a decrease of 4% at International Networks stemming from lower contractual affiliate rates. The increase for the nine months ended September 30, 2020 was primarily due to an increase of 4% at U.S. Networks stemming from increases in contractual affiliate rates.
As reported and excluding the impact of foreign currency fluctuations, other revenue decreased 13% and 18% for the three and nine months ended September 30, 2020, respectively.
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

Costs of revenues increased 10% and decreased 2% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, cost of revenues increased 7% and decreased 2% for the three and nine months ended September 30, 2020, respectively. The changes for the three and nine months ended September 30, 2020 were primarily attributable to the impact from timing of sporting events due to COVID-19 at International Networks.
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses decreased 4% for the three and nine months ended September 30, 2020. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 5% and 3% for the three and nine months ended September 30, 2020, respectively. The decrease for the three and nine months ended September 30, 2020 was primarily attributable to lower marketing-related expenses and as a result of COVID-19, a reduction in travel costs, partially offset by higher personnel costs at International Networks.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 6% and decreased 1% for the three and nine months ended September 30, 2020, respectively. The increase for the three months ended September 30, 2020 is primarily attributable to an increase in capital expenditures in 2020. The decrease for the nine months ended September 30, 2020 is primarily attributable to amortization related to the advertising revenue backlog intangible recorded as part of the acquisition of Scripps Networks, which had a one-year useful life and was fully amortized during the first quarter of 2019.
Restructuring and Other Charges
Restructuring and other charges were $53 million and $75 million for the three and nine months ended September 30, 2020, respectively, compared to $8 million and $20 million for the three and nine months ended September 30, 2019, respectively. Restructuring and other charges primarily include employee termination costs and other cost reduction efforts implemented during the three and nine months ended September 30, 2020 and 2019. (See Note 18 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased 1% and 6% for the three and nine months ended September 30, 2020, respectively. The decrease for the three and nine months ended September 30, 2020 was primarily attributable to a lower average debt balance in 2020, a more favorable interest rate profile on our outstanding senior notes, and incremental interest income related to the change in fair value of our cross currency swaps. (See Note 7 and Note 8 to the accompanying consolidated financial statements.)
Loss from equity investees, net
We reported losses from our equity method investees of $18 million and $62 million for the three and nine months ended September 30, 2020, respectively, as compared to losses of $11 million and $20 million for the three and nine months ended September 30, 2019, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 3 to the accompanying consolidated financial statements.)

Other Expense, net
The table below presents the details of other expense, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency losses, net	$(46)	$27	$(75)	$20
Gains (losses) on derivative instruments, net	19	(22)	(4)	(45)
Change in the value of common stock investments with readily determinable fair value	9	(15)	(6)	(32)
Change in the value of equity investments without readily determinable fair value	—	—	(2)	—
Gain on sale of equity method investments	—	—	3	10
Remeasurement gain on previously held equity interest	—	—	—	14
Interest income	1	9	6	18
Expenses from debt modification	(11)	—	(11)	—
Other (expense) income, net	—	—	(3)	5
Total other expense, net	$(28)	$(1)	$(92)	$(10)

Income Tax (Benefit) Expense
The following tables reconcile the U.S. federal statutory income tax rate to our effective income tax rate.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Pre-tax income at U.S. federal statutory income tax rate	$68	21%	$93	21%	$276	21%	$363	21%
State and local income taxes, net of federal tax benefit	(16)	(5)%	16	3%	17	1%	53	3%
Effect of foreign operations	(58)	(18)%	23	5%	(2)	—%	58	3%
Noncontrolling interest adjustment	—	—%	(10)	(2)%	(29)	(2)%	(38)	(2)%
Deferred tax adjustment	—	—%	—	—%	(23)	(2)%	—	—%
Change in uncertain tax positions	(1)	—%	(4)	(1)%	16	1%	6	—%
Impairment of goodwill	—	—%	26	6%	7	1%	26	2%
Legal entity restructuring, deferred tax impact	—	—%	(2)	—%	—	—%	(457)	(26)%
Other, net	(4)	(1)%	5	1%	13	1%	18	1%
Income tax (benefit) expense	$(11)	(3)%	$147	33%	$275	21%	$29	2%

During the three and nine months ended September 30, 2020, the effect of foreign operations includes a deferred tax benefit recorded in the U.K. following the enactment of the Finance Act 2020 on July 22, 2020 and the state and local income taxes includes a tax benefit from a favorable multi-year state resolution. The decrease in income tax expense for the three months ended September 30, 2020 was further driven by a decrease in income and a goodwill impairment charge recorded during the three months ended September 30, 2019 that was non-deductible for tax purposes, partially offset by a reduction in tax benefit from a noncontrolling interest adjustment. The increase in income tax expense for the nine months ended September 30, 2020 was primarily attributable to a discrete, one-time non-cash deferred tax benefit of $457 million from legal entity restructuring that was recorded in 2019, and, to a lesser extent, an increase in provision for uncertain tax positions. These increases were partially offset by a decrease in income, the 2019 goodwill impairment charge that was non-deductible for tax purposes, and a favorable deferred tax adjustment in the U.S. recorded during the nine months ended September 30, 2020.

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

	Three Months Ended September 30,
	2020	2019	% Change
Net income available to Discovery, Inc.	$300	$262	15%
Net income attributable to redeemable noncontrolling interests	1	6	(83)%
Net income attributable to noncontrolling interests	29	29	—%
Income tax (benefit) expense	(11)	147	NM
Income before income taxes	319	444	(28)%
Other expense, net	28	1	NM
Loss from equity investees, net	18	11	64%
Loss on extinguishment of debt	5	—	NM
Interest expense, net	161	163	(1)%
Operating income	531	619	(14)%
Restructuring and other charges	53	8	NM
Impairment of goodwill and other intangible assets	—	155	NM
Depreciation and amortization	341	322	6%
Employee share-based compensation	29	11	NM
Transaction and integration costs	—	11	NM
Total Adjusted OIBDA	$954	$1,126	(15)%

Adjusted OIBDA
U.S. Networks	$951	$1,005	(5)%
International Networks	127	237	(46)%
Corporate, inter-segment eliminations, and other	(124)	(116)	(7)%
Total Adjusted OIBDA	$954	$1,126	(15)%

	Nine Months Ended September 30,
	2020	2019	% Change
Net income available to Discovery, Inc.	$948	$1,593	(40)%
Net income attributable to redeemable noncontrolling interests	7	15	(53)%
Net income attributable to noncontrolling interests	82	94	(13)%
Income tax expense	275	29	NM
Income before income taxes	1,312	1,731	(24)%
Other expense, net	92	10	NM
Loss from equity investees, net	62	20	NM
Loss on extinguishment of debt	76	28	NM
Interest expense, net	485	515	(6)%
Operating income	2,027	2,304	(12)%
Restructuring and other charges	75	20	NM
Impairment of goodwill and other intangible assets	38	155	(75)%
Depreciation and amortization	1,001	1,014	(1)%
Employee share-based compensation	53	80	(34)%
Transaction and integration costs	—	22	NM
Settlement of a withholding tax claim	—	(29)	NM
Total Adjusted OIBDA	$3,194	$3,566	(10)%

Adjusted OIBDA
U.S. Networks	$3,029	$3,192	(5)%
International Networks	527	742	(29)%
Corporate, inter-segment eliminations, and other	(362)	(368)	2%
Total Adjusted OIBDA	$3,194	$3,566	(10)%

The table below presents the calculation of total Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenues:
U.S. Networks	$1,659	$1,725	(4)%	$5,171	$5,340	(3)%
International Networks	902	950	(5)%	2,608	2,922	(11)%
Corporate, inter-segment eliminations, and other	—	3	NM	6	8	(25)%
Total revenues	2,561	2,678	(4)%	7,785	8,270	(6)%
Costs of revenues, excluding depreciation and amortization	1,003	914	10%	2,731	2,782	(2)%
Selling, general and administrative (a)	604	638	(5)%	1,860	1,922	(3)%
Adjusted OIBDA	$954	$1,126	(15)%	$3,194	$3,566	(10)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenues:
Advertising	$941	$1,019	(8)%	$2,964	$3,194	(7)%
Distribution	696	681	2%	2,143	2,066	4%
Other	22	25	(12)%	64	80	(20)%
Total revenues	1,659	1,725	(4)%	5,171	5,340	(3)%
Costs of revenues, excluding depreciation and amortization	445	434	3%	1,334	1,297	3%
Selling, general and administrative (a)	263	286	(8)%	808	851	(5)%
Total Adjusted OIBDA	951	1,005	(5)%	3,029	3,192	(5)%
Depreciation and amortization	225	228	(1)%	676	723	(7)%
Restructuring and other charges	29	4	NM	41	11	NM
Inter-segment eliminations	1	2	(50)%	3	2	50%
Operating income	$696	$771	(10)%	$2,309	$2,456	(6)%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs directly related to the acquisition of Scripps Networks and other transactions.

Revenues
Advertising revenue decreased 8% and 7% for the three and nine months ended September 30, 2020, respectively. The decrease for the three months ended September 30, 2020 is primarily attributable to a decline in demand stemming from the COVID-19 pandemic, and to a lesser extent, secular declines in the pay-TV ecosystem, lower overall ratings and lower inventory, partially offset by higher pricing. The decrease for the nine months ended September 30, 2020 is primarily attributable to the aforementioned impacts of COVID-19, secular declines in the pay-TV ecosystem and, to a lesser extent, lower overall ratings, partially offset by the continued monetization of content offerings on our next generation platforms (such as our GO suite of TVE applications and DTC subscription products) and increases in pricing.
Distribution revenue increased 2% and 4% for the three and nine months ended September 30, 2020, respectively, driven by increases in contractual affiliate rates, partially offset by a decline in linear subscribers. The increase during the nine months ended was also attributable to certain non-recurring items. Excluding these non-recurring items, distribution revenue increased 2% for the nine months ended September 30, 2020. Total portfolio subscribers at September 30, 2020 were 6% lower than at September 30, 2019, while subscribers to our fully distributed networks were 4% lower than the prior year.

Other revenues decreased $3 million and $16 million for the three and nine months ended September 30, 2020, respectively.
Costs of Revenues
Costs of revenues increased 3% for the three and nine months ended September 30, 2020, primarily attributable to increases in content amortization from investments to support our next generation initiatives. The increase for the nine months ended September 30, 2020 was partially offset by a non-recurring reserve release established in purchase accounting and a reduction in production projects as a result of COVID-19. Content expense was $391 million and $379 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 billion and $1.1 billion for the nine months ended September 30, 2020 and 2019, respectively. The nine months ended September 30, 2019 was favorably impacted by the effect of content synergies following the acquisition of Scripps Networks in 2018.
Selling, General and Administrative
Selling, general and administrative expenses decreased 8% and 5% for the three and nine months ended September 30, 2020, respectively, due to lower marketing-related expenses and as a result of COVID-19, a reduction in travel costs.
Adjusted OIBDA
Adjusted OIBDA decreased 5% for the three and nine months ended September 30, 2020, respectively.
International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	% Change	% Change (ex-FX)	2020	2019	% Change	% Change (ex-FX)
Revenues:
Advertising	$365	$394	(7)%	(9)%	$1,017	$1,253	(19)%	(17)%
Distribution	503	520	(3)%	(4)%	1,504	1,565	(4)%	(2)%
Other	34	36	(6)%	(6)%	87	104	(16)%	(16)%
Total revenues	902	950	(5)%	(6)%	2,608	2,922	(11)%	(9)%
Costs of revenues, excluding depreciation and amortization	554	479	16%	11%	1,389	1,483	(6)%	(6)%
Selling, general and administrative	221	234	(6)%	(8)%	692	697	(1)%	1%
Total Adjusted OIBDA	127	237	(46)%	(41)%	527	742	(29)%	(25)%
Depreciation and amortization	93	77	21%	16%	259	241	7%	9%
Impairment of goodwill and other intangible assets	—	155	NM	NM	38	155	(75)%	(75)%
Restructuring and other charges	13	5	NM	NM	17	15	13%	13%
Inter-segment eliminations	—	—	NM	NM	—	21	NM	NM
Settlement of a withholding tax claim	—	—	NM	NM	—	(29)	NM	NM
Operating income	$21	$—	NM	NM	$213	$339	(37)%	(30)%
Revenues
Advertising revenue decreased 7% and 19% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue decreased 9% and 17% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the decrease for the three and nine months ended September 30, 2020 was attributable to a decline in demand stemming from the COVID-19 pandemic and the discontinuation of pay-TV distribution with certain European operators.

Distribution revenue decreased 3% and 4% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue decreased 4% and 2% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the decrease for the three and nine months ended September 30, 2020 was primarily attributable to lower contractual affiliate rates, the discontinuation of pay-TV distribution with certain European operators, and the impact from the timing of sporting events due to COVID-19, partially offset by higher next generation revenues due to subscriber growth.
As reported and excluding the impact of foreign currency fluctuations, other revenue decreased $2 million and $17 million for the three and nine months ended September 30, 2020, respectively.
Costs of Revenues
Costs of revenues increased 16% and decreased 6% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 11% and decreased 6% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the changes for the three and nine months ended September 30, 2020 were primarily attributable to the timing of sporting events in Europe due to COVID-19. Content expense, excluding the impact of foreign currency fluctuations, was $367 million and $327 million for the three months ended September 30, 2020 and 2019, respectively, and $920 million and $967 million for the nine months ended September 30, 2020 and 2019, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 6% and 1% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses decreased 8% and increased 1% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of foreign currency fluctuations, the decrease for the three months ended September 30, 2020 was primarily attributable to a reduction in travel costs as a result of COVID-19 and lower marketing-related expenses, partially offset by higher personnel costs. Excluding the impact of foreign currency fluctuations, the increase for the nine months ended September 30, 2020 was primarily attributable to higher personnel costs, partially offset by a reduction in travel costs as a result of COVID-19.
Adjusted OIBDA
Adjusted OIBDA decreased 46% and 29% for the three and nine months ended September 30, 2020. Excluding the impact of foreign currency fluctuations, adjusted OIBDA decreased 41% and 25% for the three and nine months ended September 30, 2020.
Corporate, Inter-segment Eliminations, and Other
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenues	$—	$3	NM	$6	$8	(25)%
Costs of revenues, excluding depreciation and amortization	4	1	NM	8	2	NM
Selling, general and administrative	120	118	2%	360	374	(4)%
Adjusted OIBDA	(124)	(116)	(7)%	(362)	(368)	2%
Employee share-based compensation	29	11	NM	53	80	(34)%
Depreciation and amortization	23	17	35%	66	50	32%
Restructuring and other charges	11	(1)	NM	17	(6)	NM
Transaction and integration costs	—	11	NM	—	22	NM
Inter-segment eliminations	(1)	(2)	(50)%	(3)	(23)	(87)%
Operating loss	$(186)	$(152)	22%	$(495)	$(491)	1%
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and transaction and integration costs related to the Scripps Networks acquisition and other transactions.
Adjusted OIBDA decreased $8 million and increased $6 million for the three and nine months ended September 30, 2020.

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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2020 Baseline Rate”), and the prior year amounts translated at the same 2020 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies. Selling, general and administrative expense, as presented below, excludes share-based compensation and transaction and integration costs related to the Scripps Networks acquisition and other transactions due to their impact on comparability between periods.
The impact of foreign currency on the comparability of our consolidated results is as follows (dollar amounts in millions):

	Three Months Ended September 30,
	2020	2019	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$1,306	$1,413	(8)%	(8)%
Distribution	1,199	1,201	—%	(1)%
Other	56	64	(13)%	(13)%
Total revenues	2,561	2,678	(4)%	(5)%
Costs of revenues, excluding depreciation and amortization	1,003	914	10%	7%
Selling, general and administrative	604	638	(5)%	(6)%
Adjusted OIBDA	$954	$1,126	(15)%	(14)%

	Nine Months Ended September 30,
	2020	2019	% Change (Reported)	% Change (ex-FX)
Revenues:
Advertising	$3,981	$4,447	(10)%	(10)%
Distribution	3,647	3,631	—%	1%
Other	157	192	(18)%	(18)%
Total revenues	7,785	8,270	(6)%	(5)%
Costs of revenues, excluding depreciation and amortization	2,731	2,782	(2)%	(2)%
Selling, general and administrative	1,860	1,922	(3)%	(2)%
Adjusted OIBDA	$3,194	$3,566	(10)%	(10)%

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2020, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2020, we had $1.9 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We also have a $2.5 billion revolving credit facility and commercial paper program described below.
Beginning in February 2020, the COVID-19 pandemic began adversely affecting the availability of borrowings in the commercial paper market. In addition, during the nine months ended September 30, 2020, we implemented several measures that we believe will preserve sufficient liquidity in the near term in response to the impact of COVID-19, as discussed further below.
•Debt
Senior Notes
In September 2020, we commenced five separate private offers to exchange (the “Exchange Offers”) any and all of Discovery Communications, LLC's ("DCL"), our wholly-owned subsidiary, outstanding 5.000% Senior Notes due 2037, 6.350% Senior Notes due 2040, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043 and 5.200% Senior Notes due 2047 (collectively, the “Old Notes”) for one new series of DCL 4.000% Senior Notes due September 2055 (the “New Notes”). We completed the Exchange Offers in September 2020, by exchanging $1.4 billion aggregate principal amount of the Old Notes validly tendered and accepted by us pursuant to the Exchange Offers, for $1.7 billion aggregate principal amount of the New Notes (before debt discount of $318 million). The New Notes are fully and unconditionally guaranteed by us and Scripps Networks on an unsecured and unsubordinated basis. The Exchange Offers were accounted for as a debt modification and, as a result, third-party issuance costs totaling $11 million were expensed as incurred.
Also in September 2020, we completed offers to purchase for cash (the “Cash Offers”) the Old Notes. Approximately $22 million aggregate principal amount of the Old Notes were validly tendered and accepted for purchase by us pursuant to the Cash Offers, for total cash consideration of $27 million, plus accrued interest. The Cash Offers resulted in a loss on extinguishment of debt of $5 million for the three months ended September 30, 2020.
In the second quarter of 2020, DCL issued $2.0 billion aggregate principal amount of Senior Notes due in 2030 and 2050. All of DCL's outstanding senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Discovery and Scripps Networks and contain certain covenants, events of default and other customary provisions. DCL used the proceeds from the offering to fund a tender offer for $1.5 billion aggregate principal amount of DCL's and Scripps Networks' senior notes, which resulted in a loss on extinguishment of debt of $71 million, and to repay the $500 million outstanding under our revolving credit facility described below.
Revolving Credit Facility and Commercial Paper
We have access to a $2.5 billion revolving credit facility. Borrowing capacity under this credit facility is reduced by the outstanding borrowings under our commercial paper program. During March 2020, we drew down $500 million under the revolving credit facility to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19. As described above, such amount was repaid during the second quarter of 2020. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties and events of default, as well as affirmative and negative covenants. On April 30, 2020, to preserve flexibility in the current environment, we amended certain provisions of the Credit Agreement, including modifying the financial covenants to reset the Maximum Consolidated Leverage Ratio. (See Note 7.) As of September 30, 2020, we were in compliance with all covenants and there were no events of default under the Credit Agreement.

Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by Discovery and Scripps Networks from time to time up to an aggregate principal amount outstanding at any given time of $1.5 billion, including up to $500 million of euro-denominated borrowings. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of September 30, 2020, we had no outstanding borrowings. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility described above.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, principal and interest payments on our outstanding senior notes, and funding for various equity method and other investments.
•Investments and Business Combinations
We made business acquisitions of $26 million and $60 million during the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, we purchased $250 million of time deposit investments.
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the nine months ended September 30, 2020, we contributed $141 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $443 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us beginning in 2021. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $216 million and $227 million for the nine months ended September 30, 2020 and 2019.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Contractual commitments to acquire content have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 9 to the accompanying consolidated financial statements.) During the nine months ended September 30, 2020, we repurchased $741 million of our Series C common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2020, we made cash payments of $353 million and $516 million for income taxes and interest on our outstanding debt, respectively.
•Debt
In addition to the tender offers for $1.5 billion aggregate principal amount of DCL's and Scripps Networks' senior notes and repayment of the $500 million outstanding under our revolving credit facility described above, during the nine months ended September 30, 2020 we repaid $600 million of senior notes as they came due. We have an additional $335 million of senior notes coming due in June 2021.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents, and restricted cash, beginning of period	$1,552	$986
Cash provided by operating activities	2,186	2,167
Cash used in investing activities	(550)	(291)
Cash used in financing activities	(1,272)	(1,992)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	40	(57)
Net change in cash, cash equivalents, and restricted cash	404	(173)
Cash, cash equivalents, and restricted cash, end of period	$1,956	$813
Operating Activities
Cash provided by operating activities was $2.2 billion during the nine months ended September 30, 2020 and 2019. A positive fluctuation in working capital activity (primarily due to a decrease in receivables activity during the period and lower cash taxes) was offset by a decrease in net income excluding non-cash items.
Investing Activities
Cash used in investing activities was $550 million and $291 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used in investing activities was primarily driven by the purchase of $250 million in time deposit investments during the nine months ended September 30, 2020, and to a lesser extent, an increase in purchases of property and equipment to support our next generation platforms, partially offset by a reduction in investments in and advances to equity investments.
Financing Activities
Cash used in financing activities was $1.3 billion and $2.0 billion during the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used during the nine months ended September 30, 2020 was primarily attributable to net repayments and borrowings of senior notes and the change in net activity under the revolving credit facility, partially offset by an increase in repurchases of stock.
Capital Resources
As of September 30, 2020, capital resources were comprised of the following (in millions).

	September 30, 2020
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$1,893	$—	$—	$1,893
Revolving credit facility and commercial paper program (a)	2,500	—	—	2,500
Senior notes (b)	15,763	—	15,763	—
Program financing line of credit	26	—	1	25
Total	$20,182	$—	$15,764	$4,418

(a) There were no borrowings under the commercial paper program outstanding as of September 30, 2020.
(b) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2020 had interest rates that ranged from 1.90% to 6.35% and will mature between 2021 and 2055.

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

As of September 30, 2020, we held $138 million of our $1.9 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act enacted in December 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
Each of the Company, DCL, Discovery Communications Holding LLC (“DCH”) and/or Scripps Networks has the ability to conduct registered offerings of debt securities under the Company’s shelf registration statement. As of September 30, 2020 and December 31, 2019, all of the Company’s outstanding registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company and guaranteed by the Company and Scripps Networks, except for $32 million of senior notes outstanding as of September 30, 2020 that have been issued by Scripps Networks and are not guaranteed. (See Note 7.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. Scripps Networks is 100% owned by the Company.
The tables below present the summarized financial information as combined for Discovery, Inc. (the “Parent”), Scripps Networks and DCL (collectively, the “Obligors”). All guarantees of DCL's senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes. DCH currently is not an issuer or guarantor of any securities and therefore is not included in the summarized financial information included herein.
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

	September 30, 2020	December 31, 2019
Current assets	$2,108	$1,399
Non-guarantor intercompany trade receivables, net	$239	$358
Noncurrent assets	$5,843	$5,866
Current liabilities	$994	$1,153
Noncurrent liabilities	$16,432	$16,082

	Nine months ended September 30, 2020	Year ended December 31, 2019
Revenues	$1,531	$2,086
Operating income	$763	$1,184
Net income	$79	$325
Net income available to Discovery, Inc.	$68	$306

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2019. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, see "Critical Accounting Policies and Estimates" included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K:
•Uncertain tax positions;
•Goodwill and intangible assets;
•Content rights;
•Consolidation; and
•Revenue recognition
As of October 1, 2019, we performed a quantitative goodwill impairment assessment for all reporting units consistent with our accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using discounted cash flow ("DCF") and market-based valuation models. Cash flows were determined based our estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values. As of September 30, 2020 and December 31, 2019, the carrying value of goodwill assigned to the Europe reporting unit was $2 billion and $1.9 billion, respectively.
We concluded that the continued impacts of COVID-19 on the operating results of the Europe reporting unit represented a triggering event in the second quarter of 2020.We performed a quantitative goodwill impairment analysis for the Europe reporting unit using a DCF valuation model. A market-based valuation model was not weighted in the analysis given the significant volatility in the equity markets. Significant judgments and assumptions in the DCF model included the amount and timing of future cash flows, long-term growth rates of 2%, and a discount rate ranging from 10% to 10.5%. The estimated fair value of the Europe reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit’s headroom further declined, remaining below 20% at June 30, 2020.
Also during the second quarter of 2020, we determined that it was more likely than not that the fair value was greater than the carrying value for all other reporting units with the exception of the Asia-Pacific reporting unit. We performed a quantitative goodwill impairment analysis for the Asia-Pacific reporting unit and determined that the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $36 million goodwill balance during the second quarter of 2020. The impairment charge is not deductible for tax purposes. Significant judgments and assumptions included the amount and timing of future cash flows, long-term growth rates ranging from 2% to 2.5%, and a discount rate of 11%. The cash flows employed in the DCF analysis for the Asia-Pacific reporting unit were based on the reporting unit’s budget and long-term business plan. The determination of fair value of our Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The goodwill impairment charge did not have an impact on the calculation of our financial covenants under our debt arrangements.
Effective September 2020, the Company realigned its International Networks management reporting structure. As a result, Australia and New Zealand, which were previously included in the Europe reporting unit, are now included in the Asia-Pacific reporting unit, including associated goodwill.

As a result of this realignment, we performed a quantitative goodwill impairment analysis for our Europe and Asia-Pacific reporting units as of September 30, 2020 using a DCF valuation model. A market-based valuation model was not weighted in the analysis given the significant volatility in the equity markets. Significant judgments and assumptions in the DCF model included the amount and timing of future cash flows, long-term growth rates of 2% for Europe and 2% to 2.5% for Asia-Pacific, and a discount rate ranging from 10% to 10.5% for Europe and 11% for Asia-Pacific. The estimated fair value of both the Europe and Asia-Pacific reporting units exceeded their carrying values and, therefore, no impairment was recorded. The Europe and Asia-Pacific reporting units' headroom were below 20% at September 30, 2020. Due to significant uncertainty surrounding the current COVID-19 environment, management's judgment regarding this could change in the future and, as such, management will continue to monitor these reporting units for changes in the business environment that could impact recoverability.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the nine months ended September 30, 2020. (See Note 1 to the accompanying consolidated financial statements.)
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Countries throughout the world have imposed increasingly stringent restrictions on social and commercial activity in an effort to slow the spread of the illness. These restrictions have had a significant adverse impact upon many sectors, including the media industry in which we operate. The extent of the impact to our business, customers, employees, vendors, and our distribution, advertising and production partners will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19 and the actions to contain the virus or treat its impact, among others. Any negative effect on these third parties could materially adversely impact us.
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
•the duration and scope of the outbreak, including the extent of future surges of the disease;
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
The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption in the credit and financial markets, and while some economic disruption may ease from time to time, such disruption is expected to continue and may worsen for an undetermined period of time. The pandemic and continued spread of COVID-19 has caused a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of such slowdown or recession; however, a prolonged slowdown or recession may adversely affect our credit ratings, stock price, ability to access capital on favorable terms and ability to meet our liquidity needs.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2020.

Period	Total Number of Series C Shares Purchased	Average Price Paid per Share: Series C (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)(b)
July 1, 2020 - July 31, 2020	—	$—	—	$1,840,785,430
August 1, 2020 - August 31, 2020	4,233,849	$20.33	4,233,849	$1,754,725,128
September 1, 2020 - September 30, 2020	6,977,642	$20.39	6,977,642	$1,612,459,369
Total	11,211,491		11,211,491

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

4.1
Nineteenth Supplemental Indenture, dated as of September 21, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2020 (SEC File No. 001-34177))

4.2
Registration Rights Agreement, dated as of September 21, 2020, among Discovery Communications, LLC, Scripps Networks Interactive, Inc., Discovery, Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Barclays Capital Inc., BNP Paribas Securities Corp., J.P. Morgan Securities LLC and Mizuho Securities USA LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 21, 2020 (SEC File No. 001-34177)

10.1*
First Amendment to Employment Agreement, dated as of September 22, 2020, between Dr. Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 25, 2020 (SEC File No. 001-34177))

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Consolidated Statement of Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: November 5, 2020	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer