Form 10-Q
period 2021-03-31
Discovery, Inc.
filed 2021-04-29
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34177

Discovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2333914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue South	10003
New York, New York	(Zip Code)
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 16, 2021:

Series A Common Stock, par value $0.01 per share	168,654,015
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	330,146,263

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Advertising	$1,415	$1,402
Distribution	1,310	1,223
Other	67	58
Total revenues	2,792	2,683
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	969	918
Selling, general and administrative	1,051	645
Depreciation and amortization	361	326
Restructuring and other charges	15	15
Total costs and expenses	2,396	1,904
Operating income	396	779
Interest expense, net	(163)	(163)
Loss from equity investees, net	(4)	(21)
Other income (expense), net	68	(58)
Income before income taxes	297	537
Income tax expense	(106)	(130)
Net income	191	407
Net income attributable to noncontrolling interests	(46)	(28)
Net income attributable to redeemable noncontrolling interests	(5)	(2)
Net income available to Discovery, Inc.	$140	$377
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.21	$0.55
Diluted	$0.21	$0.55
Weighted average shares outstanding:
Basic	495	517
Diluted	667	685

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$191	$407
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(167)	(141)
Derivatives	237	(159)
Comprehensive income	261	107
Comprehensive income attributable to noncontrolling interests	(46)	(28)
Comprehensive income attributable to redeemable noncontrolling interests	(5)	(2)
Comprehensive income attributable to Discovery, Inc.	$210	$77

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,008	$2,091
Receivables, net	2,476	2,537
Content rights and prepaid license fees, net	722	532
Prepaid expenses and other current assets	659	970
Total current assets	5,865	6,130
Noncurrent content rights, net	3,469	3,439
Property and equipment, net	1,189	1,206
Goodwill	12,973	13,070
Intangible assets, net	7,323	7,640
Other noncurrent assets	2,806	2,602
Total assets	$33,625	$34,087
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,128	$2,190
Deferred revenues	663	557
Current portion of debt	351	335
Total current liabilities	3,142	3,082
Noncurrent portion of debt	14,675	15,069
Deferred income taxes	1,469	1,534
Other noncurrent liabilities	1,764	2,019
Total liabilities	21,050	21,704
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	356	383
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 4 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 170 and 163 shares issued; and 169 and 162 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 559 and 547 shares issued; and 330 and 318 shares outstanding	5	5
Additional paid-in capital	10,951	10,809
Treasury stock, at cost: 230 shares	(8,244)	(8,244)
Retained earnings	8,682	8,543
Accumulated other comprehensive loss	(581)	(651)
Total Discovery, Inc. stockholders' equity	10,815	10,464
Noncontrolling interests	1,404	1,536
Total equity	12,219	12,000
Total liabilities and equity	$33,625	$34,087

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$191	$407
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	743	704
Depreciation and amortization	361	326
Deferred income taxes	(108)	(75)
Share-based compensation expense (benefit)	64	(4)
Gain on sale of investments	(21)	—
Equity in losses of equity method investee companies, including cash distributions	12	31
Other, net	(4)	35
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	41	36
Content rights and payables, net	(926)	(899)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(110)	(202)
Foreign currency, prepaid expenses and other assets, net	26	(24)
Cash provided by operating activities	269	335
Investing Activities
Purchases of property and equipment	(90)	(105)
Proceeds from sales and maturities of investments	274	—
Investments in and advances to equity investments	(55)	(42)
Other investing activities, net	27	77
Cash provided by (used in) investing activities	156	(70)
Financing Activities
Principal repayments of debt, including premiums to par value	(339)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(183)	(173)
Repurchases of stock	—	(527)
Borrowings under revolving credit facility	—	500
Other financing activities, net	53	(59)
Cash used in financing activities	(469)	(259)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(70)	(24)
Net change in cash, cash equivalents, and restricted cash	(114)	(18)
Cash, cash equivalents, and restricted cash, beginning of period	2,122	1,552
Cash, cash equivalents, and restricted cash, end of period	$2,008	$1,534

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2020	13	$—	717	$7	$10,809	$(8,244)	$8,543	$(651)	$10,464	$1,536	$12,000
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	140	—	140	46	186
Other comprehensive income	—	—	—	—	—	—	—	70	70	—	70
Share-based compensation	—	—	—	—	32	—	—	—	32	—	32
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—
Tax settlements associated with share-based plans	—	—	—	—	(68)	—	—	—	(68)	—	(68)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(178)	(178)
Issuance of stock in connection with share-based plans	—	—	8	—	186	—	—	—	186	—	186
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(8)	—	(1)	—	(9)	—	(9)
March 31, 2021	12	$—	736	$7	$10,951	$(8,244)	$8,682	$(581)	$10,815	$1,404	$12,219

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2019	13	$—	715	$7	$10,747	$(7,374)	$7,333	$(822)	$9,891	$1,633	$11,524
Cumulative effect of accounting change	—	—	—	—	—	—	2	—	2	—	2
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	377	—	377	28	405
Other comprehensive loss	—	—	—	—	—	—	—	(300)	(300)	—	(300)
Share-based compensation	—	—	—	—	21	—	—	—	21	—	21
Repurchases of stock	—	—	—	—	—	(523)	—	—	(523)	—	(523)
Tax settlements associated with share-based plans	—	—	—	—	(30)	—	—	—	(30)	—	(30)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(170)	(170)
Issuance of stock in connection with share-based plans	—	—	1	—	32	—	—	—	32	—	32
Other adjustments to stockholders' equity	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	13	$—	716	$7	$10,770	$(7,897)	$7,712	$(1,122)	$9,470	$1,492	$10,962

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery”, the “Company”, "we", "us" or "our") is a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. During the fourth quarter of 2020, the Company announced the global launch of its aggregated DTC product, discovery+, and in January 2021, the Company launched discovery+ in the U.S. across several streaming platforms. The Company also operates production studios. The Company has organized its operations into two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities ("VIE") for which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated entities have been eliminated.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Discovery’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, estimated credit losses, content rights, leases, depreciation and amortization, business combinations, share-based compensation, income taxes, other financial instruments, contingencies, and the determination of whether the Company should consolidate certain entities.
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
Beginning in the second quarter of 2020, demand for the Company’s advertising products and services decreased due to economic disruptions from limitations on social and commercial activity. These economic disruptions and the resulting effect on the Company eased during the second half of 2020. The Company currently does not expect the pandemic will have a significant impact on demand during fiscal year 2021. Many of the Company’s third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020 and, as a result, the Company has incurred additional costs to comply with various governmental regulations and implement certain safety measures for the Company's employees, talent, and partners. Additionally, certain sporting events that the Company has rights to were cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which were rescheduled to July and August 2021. The postponement of the Olympic Games deferred both Olympic-related revenues and significant expenses from fiscal year 2020 to fiscal year 2021.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In response to the impact of the pandemic, the Company employed and continues to employ innovative production and programming strategies, including producing content filmed by its on-air talent and seeking viewer feedback on which content to air. The Company continues to pursue a number of cost savings initiatives, which began during the third quarter of 2020 through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align its expense structure to ongoing changes within the industry.
The nature and full extent of COVID-19’s effects on the Company’s operations and results is not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19, vaccine distribution and other actions to contain the virus or treat its impact, among others. The Company will continue to monitor COVID-19 and its impact on the Company’s business results and financial condition. These consolidated financial statements reflect management’s latest estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
Accounting and Reporting Pronouncements Not Yet Adopted
LIBOR
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance is for March 12, 2020 through December 31, 2022 and may not be applied to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with a few exceptions for certain hedging relationships existing as of December 31, 2022. The Company is currently assessing the impact this guidance would have on its consolidated financial statements and related disclosures, if elected.
Convertible Instruments
In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This guidance amends the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions, requires the use of the if-converted method for calculating earnings per share for convertible instruments, and makes targeted improvements to the disclosures for convertible instruments and related earnings per share guidance. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company is currently assessing the impact this guidance will have on its consolidated financial statements and related disclosures.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	March 31, 2021	December 31, 2020
Equity method investments:
nC+	Other noncurrent assets	32%	$157	$164
Discovery Solar Ventures, LLC (a)	Other noncurrent assets	N/A	81	83
All3Media	Other noncurrent assets	50%	84	76
Other	Other noncurrent assets		200	184
Total equity method investments (b)			522	507

Investments with readily determinable fair values	Prepaid expenses and other current assets		3	32
Investments with readily determinable fair values	Other noncurrent assets		70	54

Equity investments without readily determinable fair values:
Group Nine Media (c)	Other noncurrent assets	25%	276	276
Formula E (d)	Other noncurrent assets	25%	65	65
Other	Other noncurrent assets		214	200
Total equity investments without readily determinable fair values			555	541
Total investments			$1,150	$1,134

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered variable interest entities ("VIEs") of the Company and are accounted for under the equity method of accounting using the Hypothetical Liquidation at Book Value methodology for allocating earnings.

(b) Total equity method investments at March 31, 2021 presented above includes a $6 million investment recorded in other noncurrent liabilities.
(c) Overall ownership percentage for Group Nine Media is calculated on an outstanding shares basis. The amount shown herein includes a $20 million note receivable balance within Prepaid expenses and other current assets on the Company's consolidated balance sheets.

(d) Ownership percentage for Formula E includes holdings accounted for as an equity method investment and holdings accounted for as an equity investment without a readily determinable fair value.
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. The Company had no impairment losses for the three months ended March 31, 2021 and 2020.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the Scripps Networks purchase price associated with the investment in nC+ was attributed to amortizable intangible assets. This basis difference is included in the carrying value of nC+ and is amortized over time as a reduction of earnings from nC+. Earnings from nC+ were reduced by the amortization of these intangibles of $3 million for each of the three months ended March 31, 2021 and 2020. Amortization that reduces the Company's equity in earnings of nC+ for future periods is expected to be $46 million.
Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2021, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $225 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $115 million as of March 31, 2021 and $123 million as of December 31, 2020. The Company recognized its portion of VIE operating results with net losses of $8 million and $9 million for the three months ended March 31, 2021 and 2020, respectively, in loss from equity investees, net on the consolidated statements of operations.

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
The gains and losses related to the Company's investments with readily determinable fair values for the three months ended March 31, 2021 and 2020 are summarized in the table below (in millions).

	Three Months Ended March 31,
	2021	2020
Net gains (losses) recognized during the period on equity securities	$33	$(22)
Less: Net gains (losses) recognized on equity securities sold	16	—
Unrealized gains (losses) recognized during reporting period on equity securities still held at the reporting date	$17	$(22)

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
During the three months ended March 31, 2021, the Company invested $11 million in various equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had no indicators that a change in fair value had taken place. As of March 31, 2021, the Company had recorded cumulative upward adjustments of $9 million for its equity investments without readily determinable fair values.
NOTE 3. FAIR VALUE MEASUREMENTS
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$117	$—	$117
Treasury securities	Cash and cash equivalents	300	—	—	300
Equity securities:
Money market funds	Cash and cash equivalents	30	—	—	30
Time deposits	Prepaid expenses and other current assets	—	150	—	150
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	22	—	22
Mutual funds	Other noncurrent assets	207	—	—	207
Company-owned life insurance contracts	Other noncurrent assets	—	30	—	30
Total		$550	$319	$—	$869
Liabilities
Deferred compensation plan	Accounts payable and accrued liabilities	$25	$—	$—	$25
Deferred compensation plan	Other noncurrent liabilities	229	—	—	229
Total		$254	$—	$—	$254

		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$7	$—	$7
Treasury securities	Cash and cash equivalents	500	—	—	500
Equity securities:
Money market funds	Cash and cash equivalents	—	150	—	150
Time deposits	Prepaid expenses and other current assets	—	250	—	250
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	200	—	—	200
Company-owned life insurance contracts	Other noncurrent assets	—	48	—	48
Total		$714	$459	$—	$1,173
Liabilities
Deferred compensation plan	Accounts payable and accrued liabilities	$28	$—	$—	$28
Deferred compensation plan	Other noncurrent liabilities	220	—	—	220
Total		$248	$—	$—	$248

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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2021 and December 31, 2020. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $17.2 billion and $18.7 billion as of March 31, 2021 and December 31, 2020, respectively.
The Company's derivative financial instruments are discussed in Note 7 and its investments with readily determinable fair value are discussed in Note 2.
NOTE 4. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2021	December 31, 2020
Produced content rights:
Completed	$8,839	$8,576
In-production	638	731
Coproduced content rights:
Completed	922	888
In-production	104	78
Licensed content rights:
Acquired	1,293	1,312
Prepaid	738	556
Content rights, at cost	12,534	12,141
Accumulated amortization	(8,343)	(8,170)
Total content rights, net	4,191	3,971
Current portion	(722)	(532)
Noncurrent portion	$3,469	$3,439

Content expense consisted of the following (in millions).

	Three Months Ended March 31,
	2021	2020
Content amortization	$743	$703
Other production charges	80	84
Content impairments	—	1
Total content expense	$823	$788

As of March 31, 2021, the Company expects to amortize approximately 57%, 26% and 12% of its produced and co-produced content, excluding content in-production, and 49%, 21% and 9% of its licensed content rights in the next three twelve-month operating cycles ending March 31, 2022, 2023 and 2024, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. GOODWILL
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2020	$10,813	$2,257	$13,070
Foreign currency translation and other	—	(97)	(97)
March 31, 2021	$10,813	$2,160	$12,973
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of March 31, 2021 and December 31, 2020. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.6 billion as of March 31, 2021 and December 31, 2020.
Impairment Analysis
During the second quarter of 2020, the Company performed a quantitative goodwill impairment analysis for the Asia-Pacific reporting unit and determined that the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $36 million goodwill balance.
During the third quarter of 2020, the Company realigned its International Networks management reporting structure. As a result, Australia and New Zealand, which were previously included in the Europe reporting unit, are now included in the Asia-Pacific reporting unit, including associated goodwill.
During the fourth quarter of 2020, the Company performed its annual goodwill impairment assessment for all reporting units, and based on the quantitative impairment analysis for the Company’s Asia-Pacific reporting unit the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $85 million goodwill balance. The Europe reporting unit, which had headroom of approximately 20%, was the only reporting unit with fair value in excess of carrying value that was 20% or lower. During the first quarter of 2021, management concluded there were no triggering events. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2021	December 31, 2020
4.375% Senior Notes, semi-annual interest, due June 2021	$—	$335
2.375% Senior Notes, euro denominated, annual interest, due March 2022	351	369
3.300% Senior Notes, semi-annual interest, due May 2022	168	168
3.500% Senior Notes, semi-annual interest, due June 2022	62	62
2.950% Senior Notes, semi-annual interest, due March 2023	796	796
3.250% Senior Notes, semi-annual interest, due April 2023	192	192
3.800% Senior Notes, semi-annual interest, due March 2024	450	450
2.500% Senior Notes, sterling denominated, annual interest, due September 2024	550	545
3.900% Senior Notes, semi-annual interest, due November 2024	497	497
3.450% Senior Notes, semi-annual interest, due March 2025	300	300
3.950% Senior Notes, semi-annual interest, due June 2025	500	500
4.900% Senior Notes, semi-annual interest, due March 2026	700	700
1.900% Senior Notes, euro denominated, annual interest, due March 2027	705	739
3.950% Senior Notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior Notes, semi-annual interest, due May 2029	750	750
3.625% Senior Notes, semi-annual interest, due May 2030	1,000	1,000
5.000% Senior Notes, semi-annual interest, due September 2037	548	548
6.350% Senior Notes, semi-annual interest, due June 2040	664	664
4.950% Senior Notes, semi-annual interest, due May 2042	285	285
4.875% Senior Notes, semi-annual interest, due April 2043	516	516
5.200% Senior Notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior Notes, semi-annual interest, due May 2049	750	750
4.650% Senior Notes, semi-annual interest, due May 2050	1,000	1,000
4.000% Senior Notes, semi-annual interest, due September 2055	1,732	1,732
Total debt	15,466	15,848
Unamortized discount, premium and debt issuance costs, net (a)	(440)	(444)
Debt, net of unamortized discount, premium and debt issuance costs	15,026	15,404
Current portion of debt	(351)	(335)
Noncurrent portion of debt	$14,675	$15,069
(a) Current portion of unamortized discount, premium, and debt issuance costs, net is $1 million.
Senior Notes
In February 2021, Discovery Communications, LLC (“DCL”), a wholly owned subsidiary of Discovery, Inc., issued a notice for the redemption in full of all $335 million aggregate principal amount outstanding of its 4.375% Senior Notes due June 2021 (the “2021 Notes”) in accordance with the terms of the indenture governing the 2021 Notes. The Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest. The redemption included $3 million for premium over par on the 2021 Notes and resulted in a loss on extinguishment of debt of $3 million.
In the third quarter of 2020, Discovery, Inc. commenced five separate private offers to exchange (the “Exchange Offers”) any and all of DCL's outstanding 5.000% Senior Notes due 2037, 6.350% Senior Notes due 2040, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043 and 5.200% Senior Notes due 2047 (collectively, the “Old Notes”) for one new series of DCL 4.000% Senior Notes, semi-annual interest, due September 2055 (the “New Notes”). Discovery, Inc. completed the Exchange Offers in September 2020, by exchanging $1.4 billion aggregate principal amount of the Old Notes for $1.7 billion aggregate principal amount of the New Notes (before debt discount of $318 million). The Exchange Offers were accounted for as a debt modification and, as a result, third-party issuance costs totaling $11 million were expensed as incurred.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Also, in the third quarter of 2020, the Company completed offers to purchase for cash (the “Cash Offers”) the Old Notes. Approximately $22 million aggregate principal amount of the Old Notes were validly tendered and accepted for purchase by Discovery pursuant to the Cash Offers, for total cash consideration of $27 million, plus accrued interest. The Cash Offers resulted in a loss on extinguishment of debt of $5 million.
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
As of March 31, 2021, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $32 million of un-exchanged Scripps Networks senior notes acquired in conjunction with the acquisition of Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
DCL and certain designated foreign subsidiaries of DCL have the capacity to borrow up to $2.5 billion under a revolving credit facility (the "Credit Facility"), including a $100 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for Euro-denominated swing line loans. The Credit Facility matures in August 2022 with the option for up to two additional 364-day renewal periods and is subject to a maximum consolidated leverage ratio financial covenant of 5.50 to 1.00 at March 31, 2021. As of March 31, 2021, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of March 31, 2021 and December 31, 2020. The fair value of the Company's derivative financial instruments at March 31, 2021 and December 31, 2020 was determined using a market-based approach (Level 2).

	March 31, 2021					December 31, 2020
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,130	$21	$12	$5	$11	$1,082	$2	$5	$14	$17
Interest rate swaps	2,000	—	181	—	—	2,000	—	11	—	89
Net investment hedges: (a)
Cross-currency swaps	3,546	48	42	28	114	3,544	34	41	—	154
Foreign exchange	37	—	—	—	—	44	2	—	—	—
No hedging designation:
Foreign exchange	899	2	—	20	34	1,035	—	—	2	26
Cross-currency swaps	139	2	—	—	7	139	2	—	—	13
Total		$73	$235	$53	$166		$40	$57	$16	$299

(a) Excludes £400 million of sterling notes ($550 million equivalent at March 31, 2021) designated as a net investment hedge. (See Note 6.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2021	2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$37	$76
Interest rate - derivative adjustments	260	(272)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	—	1
Foreign exchange - distribution revenue	(3)	8
Foreign exchange - costs of revenues	—	1
If current fair values of designated cash flow hedges as of March 31, 2021 remained static over the next twelve months, the Company would reclassify $13 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 34 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2021	2020		2021	2020
Cross currency swaps	$52	$137	Interest expense, net	$10	$12
Foreign exchange contracts	—	6	Other income (expense), net	—	—
Sterling notes (foreign denominated debt)	(5)	30	N/A	—	—
Total	$47	$173		$10	$12
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2021	2020
Cross-currency swaps	5	10
Equity	—	7
Foreign exchange derivatives	(25)	(44)
Total in other expense, net	$(20)	$(27)

NOTE 8. EQUITY
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
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of March 31, 2021, the Company had repurchased 3 million and 229 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $8.2 billion, respectively. During the three months ended March 31, 2021, the Company did not repurchase any of its common stock. During the three months ended March 31, 2020, the Company repurchased 19.4 million shares of its common stock for $523 million.
Preferred Stock
During the three months ended March 31, 2021, Advance Newhouse Programming Partnership converted 0.6 million of its Series C-1 convertible preferred stock into 11.0 million shares of Series C common stock.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(230)	$16	$(214)	$(309)	$47	$(262)
Net investment hedges	42	5	47	167	(46)	121
Total currency translation adjustments	(188)	21	(167)	(142)	1	(141)

Derivative adjustments:
Unrealized gains (losses)	297	(62)	235	(196)	45	(151)
Reclassifications from other comprehensive income to net income	3	(1)	2	(10)	2	(8)
Total derivative adjustments	300	(63)	237	(206)	47	(159)
Other comprehensive income (loss) adjustments	$112	$(42)	$70	$(348)	$48	$(300)
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(555)	$(81)	$(15)	$(651)
Other comprehensive income (loss) before reclassifications	(167)	235	—	68
Reclassifications from accumulated other comprehensive loss to net income	—	2	—	2
Other comprehensive income (loss)	(167)	237	—	70
Ending balance	$(722)	$156	$(15)	$(581)

	Three Months Ended March 31, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(847)	$32	$(7)	$(822)
Other comprehensive income (loss) before reclassifications	(141)	(151)	—	(292)
Reclassifications from accumulated other comprehensive loss to net income	—	(8)	—	(8)
Other comprehensive income (loss)	(141)	(159)	—	(300)
Ending balance	$(988)	$(127)	$(7)	$(1,122)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. REVENUES AND ACCOUNTS RECEIVABLE
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2021				2020
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$980	$435	$—	$1,415	$1,026	$376	$—	$1,402
Distribution	796	514	—	1,310	708	515	—	1,223
Other	30	38	(1)	67	22	32	4	58
Total	$1,806	$987	$(1)	$2,792	$1,756	$923	$4	$2,683

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
The Company’s accounts receivable balances and the related credit losses arise primarily from distribution and advertising revenue. The Company monitors ongoing credit exposure through active review of customers’ financial conditions, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The allowance for credit losses decreased from $59 million at December 31, 2020 to $54 million at March 31, 2021. The activity in the allowance for credit losses for the three months ended March 31, 2021 was not material.
Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $672 million and $649 million at March 31, 2021 and December 31, 2020, respectively. Noncurrent deferred revenue is a component of other noncurrent liabilities on the consolidated balance sheets. The change in deferred revenue for the three months ended March 31, 2021 was primarily due to cash payments received for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenue recognized during the period, of which $99 million was included in the deferred revenue balance at December 31, 2020. Revenue recognized for the three months ended March 31, 2020 related to the deferred revenue balance at December 31, 2019 was $102 million.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.4 billion as of March 31, 2021 and is expected to be recognized over the next five years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $937 million as of March 31, 2021 and is expected to be recognized over the next four years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $101 million as of March 31, 2021 and is expected to be recognized over the next twelve years.
The value of unsatisfied performance obligations disclosed above does not include: (i) contracts involving variable consideration for which revenues are recognized in accordance with the usage-based royalty exception, and (ii) contracts with an original expected length of one year or less, such as advertising contracts.
NOTE 10. SHARE-BASED COMPENSATION
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

	Three Months Ended March 31,
	2021	2020
PRSUs	$19	$(17)
RSUs	22	17
Stock options	10	9
SARs	13	(13)
Total share-based compensation expense	$64	$(4)
Tax benefit recognized	$8	$2

The Company recorded total liabilities for cash-settled and other liability-settled share-based compensation awards of $44 million and $55 million as of March 31, 2021 and December 31, 2020, respectively. The current portion of the liability for cash-settled and other liability-settled awards was $41 million and $37 million as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021, 5.6 million stock options were exercised and the Company received proceeds of $153 million from these transactions.
The table below presents awards granted (in millions, except weighted-average grant price).

	Three Months Ended March 31, 2021
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.2	$58.18
RSUs	2.5	$57.68
Stock options	0.7	$58.18

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2021 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$9	0.8
RSUs	319	2.7
Stock options	70	2.0
SARs	3	0.8
Total unrecognized compensation cost	$401

Of the $319 million of unrecognized compensation cost related to RSUs, $56 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.6 years and cash settled RSUs are expected to be recognized over a weighted-average period of 2.9 years.
NOTE 11. INCOME TAXES
Income tax expense was $106 million and $130 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in income tax expense was primarily attributable to a decrease in pre-tax income, partially offset by an increase in the state and local income tax provision for uncertain tax positions and a favorable deferred tax adjustment that was recorded during the three months ended March 31, 2020.
Income tax expense for the three months ended March 31, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily due to the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions, state and local income taxes, and favorable noncontrolling interest tax adjustments. The Company also carried out various internal restructuring transactions during the three months ended March 31, 2021, which created taxable income in certain foreign jurisdictions that was fully offset by existing net operating losses.
The Company's reserves for uncertain tax positions as of March 31, 2021 and December 31, 2020 totaled $362 million and $348 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $69 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2021 and December 31, 2020, the Company had accrued approximately $57 million and $53 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. EARNINGS PER SHARE
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$191	$407
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(15)	(39)
Net income attributable to noncontrolling interests	(46)	(28)
Net income attributable to redeemable noncontrolling interests	(5)	(2)
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$125	$338

Allocation of net income:
Series A, B and C common stockholders	$106	$286
Series C-1 convertible preferred stockholders	19	52
Total	125	338
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	15	39
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$140	$377

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	495	517
Impact of assumed preferred stock conversion	161	165
Dilutive effect of share-based awards	11	3
Series A, B and C common shares outstanding — diluted	667	685
Series C-1 convertible preferred stock outstanding — basic and diluted	5	5

Basic net income per share allocated to:
Series A, B and C common stockholders	$0.21	$0.55
Series C-1 convertible preferred stockholders	$4.14	$10.71

Diluted net income per share allocated to:
Series A, B and C common stockholders	$0.21	$0.55
Series C-1 convertible preferred stockholders	$4.06	$10.65

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2021	2020
Anti-dilutive share-based awards	1	22

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020
Cash paid for taxes, net	$100	$108
Cash paid for interest, net	188	174
Non-cash investing and financing activities:
Accrued purchases of property and equipment	23	59
Assets acquired under finance lease and other arrangements	12	58

Cash, Cash Equivalents, and Restricted Cash

	March 31, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,008	$2,091
Restricted cash - other current assets	—	31
Total cash, cash equivalents, and restricted cash	$2,008	$2,122

NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (collectively the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 30% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 47% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2021	2020 (a)
Revenues and service charges:
Liberty Group	$175	$170
Equity method investees	56	66
Other	27	22
Total revenues and service charges	$258	$258
Expenses	$(57)	$(74)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(183)	$(173)
The table below presents receivables due from and payables due to related parties (in millions).

	March 31, 2021	December 31, 2020
Receivables	$184	$177
Payables	$25	$43
(a) Amounts have been revised to adjust for classification between lines and excluded balances solely within this footnote disclosure.
Revised amounts are not material to the previously issued financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 15. COMMITMENTS AND CONTINGENCIES
Put Rights
The Company has granted put rights to certain consolidated subsidiaries, which may be exercised beginning in 2021.
Legal Matters
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's future consolidated financial position, future results of operations or cash flows.
NOTE 16. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker, the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions.
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
The Company evaluates the operating performance of its operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction and integration costs, and (viii) other items impacting comparability. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions, and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. GAAP.
The tables below present summarized financial information for each of the Company's reportable segments and corporate, inter-segment eliminations, and other (in millions).
Revenues

	Three Months Ended March 31,
	2021	2020
U.S. Networks	$1,806	$1,756
International Networks	987	923
Corporate, inter-segment eliminations and other	(1)	4
Total revenues	$2,792	$2,683

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Adjusted OIBDA

	Three Months Ended March 31,
	2021	2020
U.S. Networks	$823	$1,016
International Networks	151	207
Corporate, inter-segment eliminations and other	(137)	(110)
Adjusted OIBDA	$837	$1,113
Reconciliation of Net Income available to Discovery, Inc. to Adjusted OIBDA

	Three Months Ended March 31,
	2021	2020
Net income available to Discovery, Inc.	$140	$377
Net income attributable to redeemable noncontrolling interests	5	2
Net income attributable to noncontrolling interests	46	28
Income tax expense	106	130
Income before income taxes	297	537
Other (income) expense, net	(68)	58
Loss from equity investees, net	4	21
Interest expense, net	163	163
Operating income	396	779
Restructuring and other charges	15	15
Depreciation and amortization	361	326
Employee share-based compensation	61	(7)
Transaction and integration costs	4	—
Adjusted OIBDA	$837	$1,113

NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate, inter-segment eliminations, and other were as follows (in millions).

	Three Months Ended March 31,
	2021	2020
U.S. Networks	$—	$12
International Networks	15	1
Corporate, inter-segment eliminations, and other	—	2
Total restructuring and other charges	$15	$15

Restructuring charges for the three months ended March 31, 2021 and 2020 primarily include charges related to employee relocation and termination costs. During 2020, the Company implemented various cost-savings initiatives including personnel reductions, restructurings and resource reallocations to align its expense structure to ongoing changes within the industry, including economic challenges resulting from the COVID-19 pandemic. These actions are intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and are expected to continue in 2021; however, all such amounts cannot be reasonably estimated at this time as the restructuring plans have not been finalized.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
December 31, 2020	$23	$20	$15	$58
Employee termination accruals, net	—	15	—	15
Cash paid	(7)	(12)	(5)	(24)
March 31, 2021	$16	$23	$10	$49

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding Discovery, Inc.’s (“Discovery,” the “Company,” “we,” “us,” or “our”) businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our 2020 Annual Report on Form 10-K.
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air, and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.7 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. As of March 31, 2021, we had approximately 13 million total DTC subscribers. We distribute customized content in the U.S. and over 220 other countries and territories in nearly 50 languages. We have an extensive library of content and own most rights to our content and footage, which enables us to leverage our library to quickly launch brands and services into new markets and on new platforms. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Our content spans genres including survival, natural history, exploration, sports, general entertainment, home, food, travel, heroes, adventure, crime and investigation, health, and kids. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, HGTV, Food Network, TLC, Animal Planet, Investigation Discovery, Travel Channel, Science, and MotorTrend (previously known as Velocity domestically and currently known as Turbo in most international countries). Among other networks in the U.S., Discovery also features two Spanish-language services, Discovery en Español and Discovery Familia. Our international portfolio also includes Eurosport, a leading sports entertainment provider and broadcaster of the Olympic Games (the "Olympics") across Europe (excluding Russia), TVN, a Polish media company, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including Magnolia, the recently formed multi-platform venture with Chip and Joanna Gaines, and Group Nine Media, a digital media holding company home to top digital brands including NowThis News, the Dodo, Thrillist, PopSugar, and Seeker. We also operate production studios.
During the fourth quarter of 2020, we announced the global launch of our aggregated DTC product, discovery+, a non-fiction, real life subscription service. In January 2021, we launched discovery+ in the U.S. across several streaming platforms and entered into a partnership with Verizon, which is offering access to discovery+ for up to 12 months to certain of its customers. The global rollout of discovery+ across more than 25 markets has already begun with the U.K. and Ireland, where we have partnered with Sky, and India. We also have a partnership with Vodafone, which will provide discovery+ to existing Vodafone TV and mobile customers in 12 markets across Europe. Upon launch in the U.S., discovery+ included an extensive content library comprised of more than 55,000 episodes and features a wide array of exclusive, original series from the Discovery portfolio of brands that have a strong leadership position. The service is available with ads or on an ad-free tier, providing us with dual revenue streams.
We invest in high-quality content for our networks and brands with the objective of building viewership, optimizing distribution revenue, capturing advertising revenue, and creating or repositioning branded channels and business to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks. In addition to growing distribution and advertising revenues for our branded networks, we have extended content distribution across new platforms, including brand-aligned websites, online streaming platforms, including discovery+, mobile devices, video on demand, and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Audience ratings are a key driver in generating advertising revenue and creating demand on the part of cable television operators, direct-to-home satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
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
Beginning in the second quarter of 2020, demand for our advertising products and services decreased due to economic disruptions from limitations on social and commercial activity. These economic disruptions and the resulting effect on the Company eased during the second half of 2020. We currently do not expect the pandemic will have a significant impact on demand during fiscal year 2021. Many of our third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020 and, as a result, we have incurred additional costs to comply with various governmental regulations and implement certain safety measures for our employees, talent, and partners. Additionally, certain sporting events that we have rights to were cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which were rescheduled to July and August 2021. The postponement of the Olympic Games deferred both Olympic-related revenues and significant expenses from fiscal year 2020 to fiscal year 2021.
In response to the impact of the pandemic, we employed and continue to employ innovative production and programming strategies, including producing content filmed by our on-air talent and seeking viewer feedback on which content to air. We continue to pursue a number of cost savings initiatives, which began during the third quarter of 2020 through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry.
The nature and full extent of COVID-19’s effects on our operations and results is not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19, vaccine distribution and other actions to contain the virus or treat its impact, among others. We will continue to monitor COVID-19 and its impact on our business results and financial condition. Our consolidated financial statements reflect management’s latest estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

RESULTS OF OPERATIONS
Foreign Exchange Impacting Comparability
The impact of exchange rates on our business is an important factor in understanding period-to-period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis ("ex-FX"), in addition to results reported in accordance with U.S. GAAP provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with U.S. GAAP.
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2021 Baseline Rate”), and the prior year amounts translated at the same 2021 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$1,415	$1,402	1%	(1)%
Distribution	1,310	1,223	7%	6%
Other	67	58	16%	13%
Total revenues	2,792	2,683	4%	3%
Costs of revenues, excluding depreciation and amortization	969	918	6%	2%
Selling, general and administrative	1,051	645	63%	59%
Depreciation and amortization	361	326	11%	9%
Restructuring and other charges	15	15	—%	—%
Total costs and expenses	2,396	1,904	26%	22%
Operating income	396	779	(49)%	(47)%
Interest expense, net	(163)	(163)	—%
Loss from equity investees, net	(4)	(21)	(81)%
Other income (expense), net	68	(58)	NM
Income before income taxes	297	537	(45)%
Income tax expense	(106)	(130)	(18)%
Net income	191	407	(53)%
Net income attributable to noncontrolling interests	(46)	(28)	64%
Net income attributable to redeemable noncontrolling interests	(5)	(2)	NM
Net income available to Discovery, Inc.	$140	$377	(63)%

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

Advertising revenue increased 1% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, advertising revenue decreased 1% for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2021 was primarily attributable to a decrease of 4% at U.S. Networks due to lower overall ratings, partially offset by an increase of 8% at International Networks due to improved overall performance in all regions.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand ("SVOD") content licensing and DTC subscription services.
Distribution revenue increased 7% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, distribution revenue increased 6% for the three months ended March 31, 2021. The increase for the three months ended March 31, 2021 was primarily attributable to an increase of 12% at U.S. Networks due to the launch of discovery+ and an increase in contractual affiliate rates.
Other revenue increased 16% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, other revenue increased 13%.
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
Costs of revenues increased 6% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, cost of revenues increased 2% for the three months ended March 31, 2021. The increase for the three months ended March 31, 2021, was primarily attributable to an increase of 8% at International Networks stemming from higher content amortization related to discovery+ and sports content spend in Europe, partially offset by a decrease of 4% at U.S. Networks.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses increased 63% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 59% for the three months ended March 31, 2021. The increase for the three months ended March 31, 2021 was primarily attributable to an increase of 89% at U.S. Networks from higher marketing-related expenses due to the launch of discovery+.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 11% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, depreciation and amortization increased 9% for the three months ended March 31, 2021. The increase for the three months ended March 31, 2021 was primarily attributable to assets placed in service related to the launch of discovery+.
Restructuring and Other Charges
Restructuring and other charges were $15 million for the three months ended March 31, 2021 and 2020. Restructuring and other charges primarily include employee relocation and termination costs during the three months ended March 31, 2021 and 2020. (See Note 17 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net was flat for the three months ended March 31, 2021 compared to the prior year period. (See Note 6 and Note 7 to the accompanying consolidated financial statements.)
Loss from equity investees, net
We reported losses from our equity method investees of $4 million and $21 million for the three months ended March 31, 2021 and 2020, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 2 to the accompanying consolidated financial statements.)

Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended March 31,
	2021	2020
Foreign currency gain (loss), net	$52	$(11)
Losses on derivative instruments, net	(20)	(27)
Change in the value of investments with readily determinable fair value	17	(22)
Gain on sale of investment with readily determinable fair value	16	—
Gain on sale of equity method investments	5	—
Loss on extinguishment of debt	(3)	—
Interest income	1	4
Other expense, net	—	(2)
Total other income (expense), net	$68	$(58)

Income Tax Expense
Income tax expense was $106 million and $130 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in income tax expense was primarily attributable to a decrease in pre-tax income, partially offset by an increase in the state and local income tax provision for uncertain tax positions and a favorable deferred tax adjustment that was recorded during the three months ended March 31, 2020.
Income tax expense for the three months ended March 31, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily due to the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions, state and local income taxes, and favorable noncontrolling interest tax adjustments. We also carried out various internal restructuring transactions during the three months ended March 31, 2021, which created taxable income in certain foreign jurisdiction that was fully offset by existing net operating losses.

Segment Results of Operations
We evaluate the operating performance of our operating segments based on financial measures such as revenues and Adjusted OIBDA. Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction and integration costs, and (viii) other items impacting comparability. We use this measure to assess the operating results and performance of our segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. We believe Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. We exclude employee share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions, and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. We also exclude the depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. GAAP.

The tables below present our reconciliation of consolidated net income available to Discovery, Inc. to Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended March 31,
	2021	2020	% Change
Net income available to Discovery, Inc.	$140	$377	(63)%
Net income attributable to redeemable noncontrolling interests	5	2	NM
Net income attributable to noncontrolling interests	46	28	64%
Income tax expense	106	130	(18)%
Income before income taxes	297	537	(45)%
Other (income) expense, net	(68)	58	NM
Loss from equity investees, net	4	21	(81)%
Interest expense, net	163	163	—%
Operating income	396	779	(49)%
Restructuring and other charges	15	15	—%
Depreciation and amortization	361	326	11%
Employee share-based compensation	61	(7)	NM
Transaction and integration costs	4	—	NM
Adjusted OIBDA	$837	$1,113	(25)%

Adjusted OIBDA
U.S. Networks	$823	$1,016	(19)%
International Networks	151	207	(27)%
Corporate, inter-segment eliminations, and other	(137)	(110)	(25)%
Adjusted OIBDA	$837	$1,113	(25)%

The table below presents the calculation of Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2021	2020	% Change
Revenues:
U.S. Networks	$1,806	$1,756	3%
International Networks	987	923	7%
Corporate, inter-segment eliminations, and other	(1)	4	NM
Total revenues	2,792	2,683	4%
Costs of revenues, excluding depreciation and amortization	969	918	6%
Selling, general and administrative (a)	986	652	51%
Adjusted OIBDA	$837	$1,113	(25)%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs.

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2021	2020	% Change
Revenues:
Advertising	$980	$1,026	(4)%
Distribution	796	708	12%
Other	30	22	36%
Total revenues	1,806	1,756	3%
Costs of revenues, excluding depreciation and amortization	428	447	(4)%
Selling, general and administrative	555	293	89%
Adjusted OIBDA	823	1,016	(19)%
Depreciation and amortization	224	226
Restructuring and other charges	—	12
Inter-segment eliminations	—	1
Operating income	$599	$777
Revenues
Advertising revenue decreased 4% for the three months ended March 31, 2021 compared to the prior year period. The decrease was primarily attributable to lower overall ratings, and to a lesser extent, secular declines in the pay-TV ecosystem, and lower inventory, partially offset by higher pricing and the continued monetization of content offerings on our next generation initiatives, primarily discovery+ and TV Everywhere.
Distribution revenue increased 12% for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily attributable to the launch of discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers. Total subscribers to our linear networks at March 31, 2021 were 4% lower than at March 31, 2020, while subscribers to our fully distributed linear networks were 2% lower than the prior year.
Other revenues increased $8 million for the three months ended March 31, 2021 compared to the prior year period.
Costs of Revenues
Costs of revenues decreased 4% for the three months ended March 31, 2021 compared to the prior year period. The decrease was primarily attributable to more efficient content spend on our linear networks, partially offset by our growing content investment in discovery+. Content expense was $364 million and $387 million for the three months ended March 31, 2021 and 2020, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 89% for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily attributable to higher marketing-related expenses due to the launch of discovery+.
Adjusted OIBDA
Adjusted OIBDA decreased 19% for the three months ended March 31, 2021 compared to the prior year period.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$435	$376	16%	8%
Distribution	514	515	—%	(2)%
Other	38	32	19%	15%
Total revenues	987	923	7%	3%
Costs of revenues, excluding depreciation and amortization	543	470	16%	8%
Selling, general and administrative	293	246	19%	13%
Adjusted OIBDA	151	207	(27)%	(21)%
Depreciation and amortization	104	82	27%
Restructuring and other charges	15	1	NM
Transaction and integration costs	4	—	NM
Operating income	$28	$124	(77)%
Revenues
Advertising revenue increased 16% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, advertising revenue increased 8%. Excluding the impact of foreign currency fluctuations, the increase was primarily attributable to improved overall performance in all regions.
Distribution revenue was flat for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, distribution revenue decreased 2%. Excluding the impact of foreign currency fluctuations, the decrease was primarily attributable to lower contractual affiliate rates, partially offset by subscriber growth for discovery+.
Other revenue increased $6 million for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, other revenue increased $5 million.
Costs of Revenues
Costs of revenues increased 16% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, costs of revenues increased 8%. Excluding the impact of foreign currency fluctuations, the increase was primarily attributable to higher content amortization related to discovery+ and the timing of sports content spend in Europe. Content expense, excluding the impact of foreign currency fluctuations, was $381 million and $340 million for the three months ended March 31, 2021 and 2020, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 19% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 13%. Excluding the impact of foreign currency fluctuations, the increase was primarily attributable to higher marketing-related expenses and personnel costs to support discovery+.
Adjusted OIBDA
Adjusted OIBDA decreased 27% for the three months ended March 31, 2021 compared to the prior year period. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA decreased 21% for the three months ended March 31, 2021.

Corporate, Inter-segment Eliminations, and Other
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2021	2020	% Change
Revenues	$(1)	$4	NM
Costs of revenues, excluding depreciation and amortization	(2)	1	NM
Selling, general and administrative	138	113	22%
Adjusted OIBDA	(137)	(110)	(25)%
Employee share-based compensation	61	(7)
Depreciation and amortization	33	18
Restructuring and other charges	—	2
Inter-segment eliminations	—	(1)
Operating loss	$(231)	$(122)
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and third-party transaction and integration costs.

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2021, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2021, we had $2.0 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock, and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We also have a $2.5 billion revolving credit facility and commercial paper program described below.
•Debt
Revolving Credit Facility and Commercial Paper
We have access to a $2.5 billion revolving credit facility. Borrowing capacity under this credit facility is reduced by the outstanding borrowings under our commercial paper program. As of March 31, 2021, we had no outstanding borrowings under the revolving credit facility. All obligations of DCL and the other borrowers under the revolving credit facility are unsecured and are fully and unconditionally guaranteed by Discovery.
The credit agreement governing the revolving credit facility (the “Credit Agreement”) contains customary representations, warranties, and events of default, as well as affirmative and negative covenants. As of March 31, 2021, we were in compliance with all covenants and there were no events of default under the Credit Agreement.
Under our commercial paper program and subject to market conditions, DCL may issue unsecured commercial paper notes guaranteed by Discovery and Scripps Networks from time to time up to an aggregate principal amount outstanding at any given time of $1.5 billion, including up to $500 million of euro-denominated borrowings. The maturities of these notes vary but may not exceed 397 days. The notes may be issued at a discount or at par, and interest rates vary based on market conditions and the credit rating assigned to the notes at the time of issuance. As of March 31, 2021, we had no outstanding borrowings. Borrowings under the commercial paper program reduce the borrowing capacity under the revolving credit facility described above.
•Investments
We received proceeds of $274 million during the three months ended March 31, 2021 from the sales and maturities of investments.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, costs to develop and market discovery+, principal and interest payments on our outstanding senior notes, and funding for various equity method and other investments.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Contractual commitments to acquire content have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. Our investment in content may increase as we acquire and develop new content for discovery+.
•Debt
Senior Notes
In February 2021, we issued a notice for the redemption in full of all $335 million aggregate principal amount outstanding of our 4.375% Senior Notes due June 2021 (the “2021 Notes”). The 2021 Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest. The redemption included $3 million for premium over par on the 2021 Notes and resulted in a loss on extinguishment of debt of $3 million.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $90 million during the three months ended March 31, 2021, including amounts capitalized to support our next generation platforms, such as discovery+. In addition, we expect to continue to incur significant costs to develop and market discovery+ in the future.

•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 2 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the three months ended March 31, 2021, we contributed $55 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $356 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us beginning in 2021. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $183 million and $173 million for the three months ended March 31, 2021 and 2020.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations, and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 8 to the accompanying consolidated financial statements.) During the three months ended March 31, 2021, we did not repurchase any of our common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2021, we made cash payments of $100 million and $188 million for income taxes and interest on our outstanding debt, respectively.
•Debt
We have $351 million of senior notes coming due in March 2022 and an additional $230 million coming due during the second quarter of 2022.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents, and restricted cash, beginning of period	$2,122	$1,552
Cash provided by operating activities	269	335
Cash provided by (used in) investing activities	156	(70)
Cash used in financing activities	(469)	(259)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(70)	(24)
Net change in cash, cash equivalents, and restricted cash	(114)	(18)
Cash, cash equivalents, and restricted cash, end of period	$2,008	$1,534
Operating Activities
Cash provided by operating activities was $269 million and $335 million during the three months ended March 31, 2021 and 2020, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income excluding non-cash items, partially offset by a positive fluctuation in working capital activity.
Investing Activities
Cash provided by (used in) investing activities was $156 million and $(70) million during the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by investing activities was primarily attributable to proceeds received from the sales and maturities of investments during the three months ended March 31, 2021.

Financing Activities
Cash used in financing activities was $469 million and $259 million during the three months ended March 31, 2021 and 2020, respectively. The increase in cash used during the three months ended March 31, 2021 was primarily attributable to repayments of senior notes.
Capital Resources
As of March 31, 2021, capital resources were comprised of the following (in millions).

	March 31, 2021
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,008	$—	$—	$2,008
Revolving credit facility and commercial paper program	2,500	—	—	2,500
Senior notes (a)	15,466	—	15,466	—
Total	$19,974	$—	$15,466	$4,508

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2021 had interest rates that ranged from 1.90% to 6.35% and will mature between 2022 and 2055.

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
As of March 31, 2021, we held $183 million of our $2.0 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
Each of the Company, DCL, Discovery Communications Holding LLC (“DCH”), and/or Scripps Networks has the ability to conduct registered offerings of debt securities under the Company’s shelf registration statement. As of March 31, 2021 and December 31, 2020, all of the Company’s outstanding registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company and guaranteed by the Company and Scripps Networks, except for $32 million of senior notes outstanding as of March 31, 2021 that have been issued by Scripps Networks and are not guaranteed. (See Note 6.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. Scripps Networks is 100% owned by the Company.
The tables below present the summarized financial information as combined for Discovery, Inc. (the “Parent”), Scripps Networks, and DCL (collectively, the “Obligors”). All guarantees of DCL's senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes. DCH currently is not an issuer or guarantor of any securities and therefore is not included in the summarized financial information included herein.
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

	March 31, 2021	December 31, 2020
Current assets	$2,071	$2,308
Non-guarantor intercompany trade receivables, net	$328	$217
Noncurrent assets	$6,026	$5,905
Current liabilities	$844	$915
Noncurrent liabilities	$16,063	$16,500

Three months ended March 31, 2021
Revenues	$519
Operating income	$320
Net income	$151
Net income available to Discovery, Inc.	$145
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Contractual commitments have not materially changed as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily the Liberty Group and our equity method investees. (See Note 14 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2020. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, see "Critical Accounting Policies and Estimates" included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K:
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
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and data privacy regulations and adverse outcomes from regulatory proceedings;
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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2020 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2020 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2020.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors
Disclosure about our existing risk factors is set forth in Item 1A, “Risk Factors,” in the 2020 Annual Report on Form 10-K. Except as set forth below, our risk factors have not changed materially since December 31, 2020.
The market price of our common stock has been highly volatile and may continue to be volatile due to circumstances beyond our control.
The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:
•large stockholders exiting their position in our common stock;
•an increase or decrease in the short interest in our common stock;
•comments by securities analysts or other third parties, including blogs, articles, message boards, and social and other media;
•actual or anticipated fluctuations in our financial and operating results;
•risks and uncertainties associated with the ongoing COVID-19 pandemic;
•development and provision of programming for new television and telecommunications technologies and the success of our new discovery+ streaming product;
•spending on domestic and foreign television advertising;
•changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand, internet protocol television, mobile personal devices, and personal tablets and their impact on television advertising revenue;
•fluctuations in foreign currency exchange rates;
•public perception of us, our competitors, or industry; and
•overall general market fluctuations.
Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of those companies and our company. For example, on March 26, 2021, our Series A common stock experienced an intra-day trading high of $58.21 per share and a low of $34.60 per share while our Series C common stock experienced an intra-day trading high of $51.36 and a low of $30.99 per share. In addition, from April 1, 2020 to March 31, 2021, the closing price of our Series A common stock and our Series C common stock on the Nasdaq ranged from as low as $18.36 and $16.84 to as high as $77.27 and $66.00 respectively, and daily trading volume ranged from approximately 1.8 million and 0.6 million shares to 104.4 million and 43.9 million shares, respectively. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. In particular, sales of large blocks of our Series A common stock and Series C common stock on and after March 26, 2021, reportedly conducted by financial institutions unwinding hedge positions associated with margin calls against Archegos Management put pressure on the supply and demand for our common stock, further influencing volatility in its market price. These market fluctuations and trading activities have caused and may in the future cause the market price and demand for our common stock to fluctuate substantially, which may negatively affect the price and liquidity of our common stock.

ITEM 6. Exhibits.

Exhibit No.	Description

22	Table of Senior Notes, Issuer and Guarantors (filed herewith)

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Consolidated Statement of Equity for the three months ended March 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: April 29, 2021	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: April 29, 2021	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer