Form 10-Q
period 2021-06-30
Discovery, Inc.
filed 2021-08-03
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 23, 2021:

Series A Common Stock, par value $0.01 per share	169,086,967
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	330,146,263

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Advertising	$1,637	$1,273	$3,052	$2,675
Distribution	1,368	1,225	2,678	2,448
Other	57	43	124	101
Total revenues	3,062	2,541	5,854	5,224
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,055	810	2,024	1,728
Selling, general and administrative	952	635	2,003	1,280
Depreciation and amortization	341	334	702	660
Impairment of goodwill and other intangible assets	—	38	—	38
Restructuring and other charges	7	7	22	22
Gain on disposition	(72)	—	(72)	—
Total costs and expenses	2,283	1,824	4,679	3,728
Operating income	779	717	1,175	1,496
Interest expense, net	(157)	(161)	(320)	(324)
Loss on extinguishment of debt	(1)	(71)	(4)	(71)
Loss from equity investees, net	(7)	(23)	(11)	(44)
Other income (expense), net	106	(6)	177	(64)
Income before income taxes	720	456	1,017	993
Income tax expense	(2)	(156)	(108)	(286)
Net income	718	300	909	707
Net income attributable to noncontrolling interests	(38)	(25)	(84)	(53)
Net income attributable to redeemable noncontrolling interests	(8)	(4)	(13)	(6)
Net income available to Discovery, Inc.	$672	$271	$812	$648
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$1.02	$0.40	$1.23	$0.96
Diluted	$1.01	$0.40	$1.22	$0.95
Weighted average shares outstanding:
Basic	506	508	501	513
Diluted	664	674	666	680

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$718	$300	$909	$707
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	108	116	(59)	(25)
Derivatives	(112)	(15)	125	(174)
Comprehensive income	714	401	975	508
Comprehensive income attributable to noncontrolling interests	(38)	(25)	(84)	(53)
Comprehensive income attributable to redeemable noncontrolling interests	(8)	(4)	(13)	(6)
Comprehensive income attributable to Discovery, Inc.	$668	$372	$878	$449

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,834	$2,091
Receivables, net	2,657	2,537
Content rights and prepaid license fees, net	653	532
Prepaid expenses and other current assets	584	970
Total current assets	6,728	6,130
Noncurrent content rights, net	3,606	3,439
Property and equipment, net	1,239	1,206
Goodwill	13,013	13,070
Intangible assets, net	7,075	7,640
Other noncurrent assets	2,911	2,602
Total assets	$34,572	$34,087
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,174	$2,190
Deferred revenues	806	557
Current portion of debt	585	335
Total current liabilities	3,565	3,082
Noncurrent portion of debt	14,462	15,069
Deferred income taxes	1,447	1,534
Other noncurrent liabilities	1,790	2,019
Total liabilities	21,264	21,704
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	357	383
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 4 and 5 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 170 and 163 shares issued; and 169 and 162 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 559 and 547 shares issued; and 330 and 318 shares outstanding	5	5
Additional paid-in capital	11,000	10,809
Treasury stock, at cost: 230 shares	(8,244)	(8,244)
Retained earnings	9,360	8,543
Accumulated other comprehensive loss	(585)	(651)
Total Discovery, Inc. stockholders' equity	11,538	10,464
Noncontrolling interests	1,413	1,536
Total equity	12,951	12,000
Total liabilities and equity	$34,572	$34,087

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$909	$707
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	1,516	1,355
Depreciation and amortization	702	660
Deferred income taxes	(242)	(188)
Share-based compensation expense	95	30
Gain on sale of investments	(20)	—
Equity in losses of equity method investee companies, including cash distributions	38	71
Loss on extinguishment of debt	4	71
Impairment of goodwill and other intangible assets	—	38
Gain on disposition	(72)	—
Other, net	(104)	42
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(141)	122
Content rights and payables, net	(1,701)	(1,386)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	41	(174)
Foreign currency, prepaid expenses and other assets, net	78	(22)
Cash provided by operating activities	1,103	1,326
Investing Activities
Purchases of property and equipment	(167)	(217)
Proceeds from sales and maturities of investments	348	65
Investments in and advances to equity investments	(105)	(81)
Other investing activities, net	120	79
Cash provided by (used in) investing activities	196	(154)
Financing Activities
Principal repayments of debt, including premiums to par value and discount payment	(339)	(2,164)
Borrowings from debt, net of discount and issuance costs	—	1,979
Distributions to noncontrolling interests and redeemable noncontrolling interests	(213)	(202)
Repurchases of stock	—	(527)
Purchase of redeemable noncontrolling interests	(31)	—
Principal repayments of revolving credit facility	—	(500)
Borrowings under revolving credit facility	—	500
Other financing activities, net	45	(84)
Cash used in financing activities	(538)	(998)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(49)	12
Net change in cash, cash equivalents, and restricted cash	712	186
Cash, cash equivalents, and restricted cash, beginning of period	2,122	1,552
Cash, cash equivalents, and restricted cash, end of period	$2,834	$1,738

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2020	13	$—	717	$7	$10,809	$(8,244)	$8,543	$(651)	$10,464	$1,536	$12,000
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	140	—	140	46	186
Other comprehensive income	—	—	—	—	—	—	—	70	70	—	70
Share-based compensation	—	—	—	—	32	—	—	—	32	—	32
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—
Tax settlements associated with share-based plans	—	—	—	—	(68)	—	—	—	(68)	—	(68)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(178)	(178)
Issuance of stock in connection with share-based plans	—	—	8	—	186	—	—	—	186	—	186
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(8)	—	(1)	—	(9)	—	(9)
March 31, 2021	12	$—	736	$7	$10,951	$(8,244)	$8,682	$(581)	$10,815	$1,404	$12,219
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	672	—	672	38	710
Other comprehensive loss	—	—	—	—	—	—	—	(4)	(4)	—	(4)
Share-based compensation	—	—	—	—	41	—	—	—	41	—	41
Tax settlements associated with share-based plans	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(29)	(29)
Issuance of stock in connection with share-based plans	—	—	—	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	6	—	6	—	6
June 30, 2021	12	$—	736	$7	$11,000	$(8,244)	$9,360	$(585)	$11,538	$1,413	$12,951

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
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
WarnerMedia
In May 2021, the Company entered into an agreement with AT&T Inc. to combine WarnerMedia’s ("WarnerMedia") entertainment, sports and news assets with the Company's nonfiction and international entertainment and sports businesses to create a standalone, global entertainment company.
The proposed combination transaction will be executed through a Reverse Morris Trust type transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata dividend or through an exchange offer or a combination of both and immediately thereafter, combined with the Company. In connection with the combination transaction, AT&T will receive $43 billion (subject to adjustment) in a combination of cash, debt securities and WarnerMedia’s retention of certain debt. The Company is in the process of establishing an interest rate derivative program to mitigate interest rate risk associated with the anticipated issuance of future fixed-rate debt.
Upon closing, all shares of Series A, Series B, and Series C common stock and Series A-1 and Series C-1 convertible preferred stock will be reclassified and converted to one class of the Company's common stock. AT&T’s shareholders will receive stock representing 71% of the new company and the Company's shareholders will own 29% of the new company. The Boards of Directors of both AT&T and the Company have approved the transaction.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The transaction is anticipated to close in mid-2022, subject to approval by the Company's shareholders and customary closing conditions, including receipt of regulatory approvals. Agreements are in place with Dr. John Malone and Advance/Newhouse Programming Partnership to vote in favor of the transaction. The transaction requires, among other things, the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder the Series A-1 Preferred Stock. In exchange for Advance/Newhouse Programming Partnership providing its consent to the proposed combination transaction, which will result in the forfeiture of its significant approval rights pursuant to the terms of the Series A-1 Preferred Stock and reclassification of the shares of Series A-1 Preferred Stock into common stock, it will receive a premium in the form of an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock would be converted. Upon the closing, such premium will be recorded as a transaction expense. No vote by AT&T shareholders is required.
The merger agreement contains certain customary termination rights for Discovery and AT&T, including, without limitation, a right for either party to terminate if the transaction is not completed on or before July 15, 2023. Termination under specified circumstances will require Discovery to pay AT&T a termination fee of $720 million or AT&T to pay Discovery a termination fee of $1.8 billion.
In anticipation of this combination, in June 2021, Magallanes, Inc., a wholly owned subsidiary of AT&T Inc., entered into a $10 billion term loan that will be guaranteed by the Company and certain material subsidiaries of the Company upon closing of the transaction.
Other
During 2020 and 2021, we completed other immaterial acquisitions.
Dispositions
Great American Country
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million. The Company recorded a gain of $76 million, based on net assets disposed of $14 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	June 30, 2021	December 31, 2020
Equity method investments:
nC+	Other noncurrent assets	32%	$156	$164
Discovery Solar Ventures, LLC (a)	Other noncurrent assets	N/A	80	83
All3Media	Other noncurrent assets	50%	83	76
Other	Other noncurrent assets		240	184
Total equity method investments (b)			559	507

Investments with readily determinable fair values	Prepaid expenses and other current assets		5	32
Investments with readily determinable fair values	Other noncurrent assets		97	54

Equity investments without readily determinable fair values:
Group Nine Media (c)	Other noncurrent assets	25%	276	276
Sharecare	Other noncurrent assets	2%	82	—
Formula E (d)	Other noncurrent assets	25%	65	65
Other	Other noncurrent assets		209	200
Total equity investments without readily determinable fair values			632	541
Total investments			$1,293	$1,134

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered variable interest entities ("VIEs") of the Company and are accounted for under the equity method of accounting using the Hypothetical Liquidation at Book Value methodology for allocating earnings.

(b) Total equity method investments at June 30, 2021 presented above includes a $9 million investment recorded in other noncurrent liabilities.

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
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. The Company had no impairment losses for the six months ended June 30, 2021 and 2020.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the Scripps Networks purchase price associated with the investment in nC+ was attributed to amortizable intangible assets. This basis difference is included in the carrying value of nC+ and is amortized over time as a reduction of earnings from nC+. Earnings from nC+ were reduced by the amortization of these intangibles of $5 million for each of the six months ended June 30, 2021 and 2020. Amortization that reduces the Company's equity in earnings of nC+ for future periods is expected to be $45 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2021, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $208 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $111 million as of June 30, 2021 and $123 million as of December 31, 2020. The Company recognized its portion of VIE operating results with net losses of $7 million and $13 million for the three months ended June 30, 2021 and 2020, respectively, and net losses of $15 million and $22 million for the six months ended June 30, 2021 and 2020, respectively, in loss from equity investees, net on the consolidated statements of operations.
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
The gains and losses related to the Company's investments with readily determinable fair values for the three and six months ended June 30, 2021 and 2020 are summarized in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$29	$7	$62	$(15)
Less: Net gains recognized on equity securities sold	—	—	16	—
Unrealized gains (losses) recognized during reporting period on equity securities still held at the reporting date	$29	$7	$46	$(15)

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
During the six months ended June 30, 2021, the Company invested $10 million in various equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had increased $81 million, net in fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This change was primarily related to the write-up of the Company's investment in Sharecare. As of June 30, 2021, the Company had recorded cumulative upward adjustments of $90 million and cumulative impairments of $1 million for its equity investments without readily determinable fair values.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$29	$—	$29
Equity securities:
Money market funds	Cash and cash equivalents	40	—	—	40
Time deposits	Prepaid expenses and other current assets	—	150	—	150
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	212	—	—	212
Company-owned life insurance contracts	Other noncurrent assets	—	31	—	31
Total		$265	$211	$—	$476
Liabilities
Deferred compensation plan	Accounts payable and accrued liabilities	$24	$—	$—	$24
Deferred compensation plan	Other noncurrent liabilities	235	—	—	235
Total		$259	$—	$—	$259

		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$7	$—	$7
Treasury securities	Cash and cash equivalents	500	—	—	500
Equity securities:
Money market funds	Cash and cash equivalents	—	150	—	150
Time deposits	Prepaid expenses and other current assets	—	250	—	250
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	200	—	—	200
Company-owned life insurance contracts	Other noncurrent assets	—	48	—	48
Total		$714	$459	$—	$1,173
Liabilities
Deferred compensation plan	Accounts payable and accrued liabilities	$28	$—	$—	$28
Deferred compensation plan	Other noncurrent liabilities	220	—	—	220
Total		$248	$—	$—	$248

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2021 and December 31, 2020. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $17.7 billion and $18.7 billion as of June 30, 2021 and December 31, 2020, respectively.
The Company's derivative financial instruments are discussed in Note 8 and its investments with readily determinable fair value are discussed in Note 3.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	June 30, 2021	December 31, 2020
Produced content rights:
Completed	$9,401	$8,576
In-production	674	731
Coproduced content rights:
Completed	940	888
In-production	97	78
Licensed content rights:
Acquired	1,198	1,312
Prepaid	683	556
Content rights, at cost	12,993	12,141
Accumulated amortization	(8,734)	(8,170)
Total content rights, net	4,259	3,971
Current portion	(653)	(532)
Noncurrent portion	$3,606	$3,439

Content expense consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Content amortization	$772	$645	$1,515	$1,348
Other production charges	103	22	183	106
Content impairments	1	6	1	7
Total content expense	$876	$673	$1,699	$1,461

As of June 30, 2021, the Company expects to amortize approximately 58%, 26% and 12% of its produced and co-produced content, excluding content in-production, and 50%, 22% and 10% of its licensed content rights in the next three twelve-month operating cycles ending June 30, 2022, 2023 and 2024, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. GOODWILL
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2020	10,813	$2,257	$13,070
Dispositions	—	(3)	(3)
Foreign currency translation and other	—	(54)	(54)
June 30, 2021	$10,813	$2,200	$13,013
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of June 30, 2021 and December 31, 2020. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.6 billion as of June 30, 2021 and December 31, 2020.
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
During the fourth quarter of 2020, the Company performed its annual goodwill impairment assessment for all reporting units, and based on the quantitative impairment analysis for the Company’s Asia-Pacific reporting unit the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $85 million goodwill balance. The Europe reporting unit, which had headroom of approximately 20%, was the only reporting unit with fair value in excess of carrying value that was 20% or lower. During the six months ended June 30, 2021, management concluded there were no triggering events. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. DEBT
The table below presents the components of outstanding debt (in millions).

	June 30, 2021	December 31, 2020
4.375% Senior Notes, semi-annual interest, due June 2021	$—	$335
2.375% Senior Notes, euro denominated, annual interest, due March 2022	357	369
3.300% Senior Notes, semi-annual interest, due May 2022	168	168
3.500% Senior Notes, semi-annual interest, due June 2022	62	62
2.950% Senior Notes, semi-annual interest, due March 2023	796	796
3.250% Senior Notes, semi-annual interest, due April 2023	192	192
3.800% Senior Notes, semi-annual interest, due March 2024	450	450
2.500% Senior Notes, sterling denominated, annual interest, due September 2024	554	545
3.900% Senior Notes, semi-annual interest, due November 2024	497	497
3.450% Senior Notes, semi-annual interest, due March 2025	300	300
3.950% Senior Notes, semi-annual interest, due June 2025	500	500
4.900% Senior Notes, semi-annual interest, due March 2026	700	700
1.900% Senior Notes, euro denominated, annual interest, due March 2027	713	739
3.950% Senior Notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior Notes, semi-annual interest, due May 2029	750	750
3.625% Senior Notes, semi-annual interest, due May 2030	1,000	1,000
5.000% Senior Notes, semi-annual interest, due September 2037	548	548
6.350% Senior Notes, semi-annual interest, due June 2040	664	664
4.950% Senior Notes, semi-annual interest, due May 2042	285	285
4.875% Senior Notes, semi-annual interest, due April 2043	516	516
5.200% Senior Notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior Notes, semi-annual interest, due May 2049	750	750
4.650% Senior Notes, semi-annual interest, due May 2050	1,000	1,000
4.000% Senior Notes, semi-annual interest, due September 2055	1,732	1,732
Total debt	15,484	15,848
Unamortized discount, premium and debt issuance costs, net (a)	(437)	(444)
Debt, net of unamortized discount, premium and debt issuance costs	15,047	15,404
Current portion of debt	(585)	(335)
Noncurrent portion of debt	$14,462	$15,069
(a) Current portion of unamortized discount, premium, and debt issuance costs, net is $1 million.
Senior Notes
In July 2021, Discovery Communications, LLC (“DCL”) and Scripps Networks Interactive, Inc. ("Scripps"), wholly owned subsidiaries of Discovery Inc., issued notices for the redemption in full of all $168 million aggregate principal amount outstanding of DCL's 3.300% Senior Notes due May 2022 and $62 million aggregate principal amount outstanding of DCL's and Scripps' 3.500% Senior Notes due June 2022 (collectively, the "2022 Notes"). The 2022 Notes were redeemed on July 31, 2021 (the “Redemption Date”), at a redemption price with respect to each Note equal to the greater of (i) 100% of the principal amount of the Notes being redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the Redemption Date) discounted to the Redemption Date on a semi-annual basis at a comparable treasury rate (determined in accordance with the applicable indenture) plus 25 basis points, plus accrued interest thereon to the Redemption Date. The 2022 Notes were redeemed for an aggregate redemption price of $235 million, plus accrued interest. The redemption included $5 million for premium over par on the 2022 Notes and resulted in a loss on extinguishment of debt of $6 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In February 2021, DCL issued a notice for the redemption in full of all $335 million aggregate principal amount outstanding of its 4.375% Senior Notes due June 2021 (the “2021 Notes”) in accordance with the terms of the indenture governing the 2021 Notes. The 2021 Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest. The redemption included $3 million for premium over par and resulted in a loss on extinguishment of debt of $3 million.
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
As of June 30, 2021, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $32 million of un-exchanged Scripps Networks senior notes acquired in conjunction with the acquisition of Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
In June 2021, DCL entered into a multicurrency revolving credit agreement (the "Credit Agreement"), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. DCL has the capacity to initially borrow up to $2.5 billion under the Credit Agreement. Upon the closing of the proposed combination transaction with WarnerMedia, the available commitments may be increased by $3.5 billion, to an aggregate amount not to exceed $6 billion. The Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by Discovery, Inc. and Scripps Networks Interactive, Inc., and will also be guaranteed by the holding company of the WarnerMedia business upon the closing of the proposed combination transactions. The Credit Agreement will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2021, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
Credit Agreement Financial Covenants
The Credit Agreement includes financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 4.50 to 1.00, which increases to 5.75 to 1.00 upon the closing of the proposed combination transaction with WarnerMedia, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of June 30, 2021 and December 31, 2020. The fair value of the Company's derivative financial instruments at June 30, 2021 and December 31, 2020 was determined using a market-based approach (Level 2).

	June 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,200	$12	$13	$7	$11	$1,082	$2	$5	$14	$17
Interest rate swaps	2,000	55	—	8	—	2,000	—	11	—	89
Net investment hedges: (a)
Cross-currency swaps	3,557	46	47	29	115	3,544	34	41	—	154
Foreign exchange	37	—	—	—	—	44	2	—	—	—
No hedging designation:
Foreign exchange	941	—	—	16	37	1,035	—	—	2	26
Cross-currency swaps	139	3	—	—	6	139	2	—	—	13
Total		$116	$60	$60	$169		$40	$57	$16	$299

(a) Excludes £400 million of sterling notes ($554 million equivalent at June 30, 2021) designated as a net investment hedge. (See Note 7.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(7)	$(7)	$30	$69
Interest rate - derivative adjustments	(134)	—	126	(272)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	—	—	—	1
Foreign exchange - distribution revenue	2	12	(1)	20
Foreign exchange - costs of revenues	—	1	—	2
Interest rate - interest expense, net	(1)	1	(1)	1
If current fair values of designated cash flow hedges as of June 30, 2021 remained static over the next twelve months, the Company would reclassify $3 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 34 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2021	2020		2021	2020
Cross currency swaps	$(5)	$(33)	Interest expense, net	$11	$11
Foreign exchange contracts	—	(2)	Other income (expense), net	—	—
Sterling notes (foreign denominated debt)	(3)	3	N/A	—	—
Total	$(8)	$(32)		$11	$11

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2021	2020		2021	2020
Cross currency swaps	$47	$104	Interest expense, net	$21	$23
Foreign exchange contracts	—	4	Other income (expense), net	—	—
Sterling notes (foreign denominated debt)	(8)	33	N/A	—	—
Total	$39	$141		$21	$23

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cross-currency swaps	$1	(3)	6	7
Equity	—	—	—	7
Foreign exchange derivatives	(2)	7	(27)	(37)
Total in other income (expense), net	$(1)	$4	$(21)	$(23)
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
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of June 30, 2021, the Company had repurchased 3 million and 229 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $8.2 billion, respectively. There were no stock repurchases during the three and six months ended June 30, 2021 or during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company repurchased 19.4 million shares of its common stock for $523 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Preferred Stock
During the six months ended June 30, 2021, Advance Newhouse Programming Partnership converted 0.6 million of its Series C-1 convertible preferred stock into 11.0 million shares of Series C common stock.
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$121	$(2)	$119	$145	$10	$155
Net investment hedges	(13)	2	(11)	(38)	(1)	(39)
Total currency translation adjustments	108	—	108	107	9	116

Derivative adjustments:
Unrealized gains (losses)	(141)	29	(112)	(7)	4	(3)
Reclassifications from other comprehensive income to net income	(1)	1	—	(14)	2	(12)
Total derivative adjustments	(142)	30	(112)	(21)	6	(15)
Other comprehensive income (loss) adjustments	$(34)	$30	$(4)	$86	$15	$101

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(109)	$14	$(95)	$(164)	$57	$(107)
Net investment hedges	29	7	36	129	(47)	82
Total currency translation adjustments	(80)	21	(59)	(35)	10	(25)

Derivative adjustments:
Unrealized gains (losses)	156	(33)	123	(203)	49	(154)
Reclassifications from other comprehensive income to net income	2	—	2	(24)	4	(20)
Total derivative adjustments	158	(33)	125	(227)	53	(174)
Other comprehensive income (loss) adjustments	$78	$(12)	$66	$(262)	$63	$(199)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(722)	$156	$(15)	$(581)
Other comprehensive income (loss)	108	(112)	—	(4)
Ending balance	$(614)	$44	$(15)	$(585)

	Three Months Ended June 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(988)	$(127)	$(7)	$(1,122)
Other comprehensive income (loss) before reclassifications	116	(3)	—	113
Reclassifications from accumulated other comprehensive loss to net income	—	(12)	—	(12)
Other comprehensive income (loss)	116	(15)	—	101
Ending balance	$(872)	$(142)	$(7)	$(1,021)

	Six Months Ended June 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(555)	$(81)	$(15)	$(651)
Other comprehensive income (loss) before reclassifications	(59)	123	—	64
Reclassifications from accumulated other comprehensive loss to net income	—	2	—	2
Other comprehensive income (loss)	(59)	125	—	66
Ending balance	$(614)	$44	$(15)	$(585)

	Six Months Ended June 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(847)	$32	$(7)	$(822)
Other comprehensive income (loss) before reclassifications	(25)	(154)	—	(179)
Reclassifications from accumulated other comprehensive loss to net income	—	(20)	—	(20)
Other comprehensive income (loss)	(25)	(174)	—	(199)
Ending balance	$(872)	$(142)	$(7)	$(1,021)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10. REVENUES AND ACCOUNTS RECEIVABLE
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended June 30,
	2021				2020
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$1,119	$518	$—	$1,637	$997	$276	$—	$1,273
Distribution	828	540	—	1,368	739	486	—	1,225
Other	26	35	(4)	57	20	21	2	43
Total	$1,973	$1,093	$(4)	$3,062	$1,756	$783	$2	$2,541

	Six Months Ended June 30,
	2021				2020
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$2,099	$953	$—	$3,052	$2,023	$652	$—	$2,675
Distribution	1,624	1,054	—	2,678	1,447	1,001	—	2,448
Other	56	73	(5)	124	42	53	6	101
Total	$3,779	$2,080	$(5)	$5,854	$3,512	$1,706	$6	$5,224

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
The Company’s accounts receivable balances and the related credit losses arise primarily from distribution and advertising revenue. The Company monitors ongoing credit exposure through active review of customers’ financial conditions, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The allowance for credit losses increased from $59 million at December 31, 2020 to $63 million at June 30, 2021. The activity in the allowance for credit losses for the six months ended June 30, 2021 was not material.
Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $820 million and $649 million at June 30, 2021 and December 31, 2020, respectively. Noncurrent deferred revenue is a component of other noncurrent liabilities on the consolidated balance sheets. The change in deferred revenue for the six months ended June 30, 2021 was primarily due to cash payments received for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenue recognized during the period, of which $162 million was included in the deferred revenue balance at December 31, 2020. Revenue recognized for the six months ended June 30, 2020 related to the deferred revenue balance at December 31, 2019 was $244 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees or by calculating one twelfth of annual license fees specified in its distribution contracts. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.4 billion as of June 30, 2021 and is expected to be recognized over the next six years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $962 million as of June 30, 2021 and is expected to be recognized over the next four years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $95 million as of June 30, 2021 and is expected to be recognized over the next twelve years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PRSUs	$(7)	$5	$12	$(12)
RSUs	29	20	51	37
Stock options	16	7	26	16
SARs	(7)	2	6	(11)
Total share-based compensation expense	$31	$34	$95	$30
Tax benefit recognized	$7	$5	$15	$7
The Company recorded total liabilities for cash-settled and other liability-settled share-based compensation awards of $30 million and $55 million as of June 30, 2021 and December 31, 2020, respectively. The current portion of the liability for cash-settled and other liability-settled awards was $27 million and $37 million as of June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021, 5.9 million stock options were exercised and the Company received proceeds of $159 million from these transactions.
The table below presents awards granted (in millions, except weighted-average grant price).

	Six Months Ended June 30, 2021
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.2	$58.18
RSUs	2.7	$55.83
Stock options	15.5	$40.25

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2021 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$4	0.5
RSUs	290	2.6
Stock options	258	2.9
SARs	1	0.5
Total unrecognized compensation cost	$553
Of the $290 million of unrecognized compensation cost related to RSUs, $53 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.4 years and cash settled RSUs are expected to be recognized over a weighted-average period of 2.7 years.
NOTE 12. INCOME TAXES
Income tax expense was $2 million and $108 million for the three and six months ended June 30, 2021, respectively, and $156 million and $286 million for the three and six months ended June 30, 2020, respectively. The decrease in income tax expense for the three and six months ended June 30, 2021 was primarily attributable to a deferred tax benefit of $162 million as a result of the UK Finance Act 2021 that was enacted in June 2021.
Income tax expense for the three and six months ended June 30, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to a deferred tax benefit of $162 million as a result of the UK Finance Act 2021 that was enacted in June 2021, the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions, state and local income taxes, and favorable noncontrolling interest tax adjustments.
The Company's reserves for uncertain tax positions as of June 30, 2021 and December 31, 2020 totaled $383 million and $348 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $75 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2021 and December 31, 2020, the Company had accrued approximately $58 million and $53 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. EARNINGS PER SHARE
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$718	$300	$909	$707
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(72)	(29)	(87)	(68)
Net income attributable to noncontrolling interests	(38)	(25)	(84)	(53)
Net income attributable to redeemable noncontrolling interests	(8)	(4)	(13)	(6)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	1	—	1
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$600	$243	$725	$581

Allocation of net income:
Series A, B and C common stockholders	$515	$205	$618	$491
Series C-1 convertible preferred stockholders	85	38	107	90
Total	600	243	725	581
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	72	29	87	68
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$672	$272	$812	$649

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	506	508	501	513
Impact of assumed preferred stock conversion	154	165	157	165
Dilutive effect of share-based awards	4	1	8	2
Series A, B and C common shares outstanding — diluted	664	674	666	680
Series C-1 convertible preferred stock outstanding — basic and diluted	4	5	4	5

Basic net income per share allocated to:
Series A, B and C common stockholders	$1.02	$0.40	$1.23	$0.96
Series C-1 convertible preferred stockholders	$19.71	$7.83	$23.90	$18.55

Diluted net income per share allocated to:
Series A, B and C common stockholders	$1.01	$0.40	$1.22	$0.95
Series C-1 convertible preferred stockholders	$19.60	$7.81	$23.61	$18.49

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive share-based awards	16	27	6	24
NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020
Cash paid for taxes, net	$249	$183
Cash paid for interest, net	337	342
Non-cash investing and financing activities:
Accrued purchases of property and equipment	32	38
Assets acquired under finance lease and other arrangements	50	67

Cash, Cash Equivalents, and Restricted Cash

	June 30, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,834	$2,091
Restricted cash - other current assets	—	31
Total cash, cash equivalents, and restricted cash	$2,834	$2,122
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (a)	2021	2020 (a)
Revenues and service charges:
Liberty Group	$165	$201	$340	$371
Equity method investees	68	43	124	109
Other	24	24	51	46
Total revenues and service charges	$257	$268	$515	$526
Expenses	$(57)	$(16)	$(114)	$(90)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(30)	$(29)	$(213)	$(202)
The table below presents receivables due from and payables due to related parties (in millions).

	June 30, 2021	December 31, 2020
Receivables	$180	$177
Payables	$22	$43
(a) Amounts have been revised to adjust for classification between lines and excluded balances solely within this footnote disclosure.
Revised amounts are not material to the previously issued financial statements.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Put Rights
The Company has granted put rights to certain consolidated subsidiaries, which may be exercised in 2021.
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
(unaudited)

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
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Networks	$1,973	$1,756	$3,779	$3,512
International Networks	1,093	783	2,080	1,706
Corporate, inter-segment eliminations and other	(4)	2	(5)	6
Total revenues	$3,062	$2,541	$5,854	$5,224
Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Networks	$1,050	$1,062	$1,873	$2,078
International Networks	215	193	366	400
Corporate, inter-segment eliminations and other	(148)	(128)	(285)	(238)
Adjusted OIBDA	$1,117	$1,127	$1,954	$2,240

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Income available to Discovery, Inc. to Adjusted OIBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to Discovery, Inc.	$672	$271	$812	$648
Net income attributable to redeemable noncontrolling interests	8	4	13	6
Net income attributable to noncontrolling interests	38	25	84	53
Income tax expense	2	156	108	286
Income before income taxes	720	456	1,017	993
Other (income) expense, net	(106)	6	(177)	64
Loss from equity investees, net	7	23	11	44
Loss on extinguishment of debt	1	71	4	71
Interest expense, net	157	161	320	324
Operating income	779	717	1,175	1,496
Gain on disposition	(72)	—	(72)	—
Restructuring and other charges	7	7	22	22
Impairment of goodwill and other intangible assets	—	38	—	38
Depreciation and amortization	341	334	702	660
Employee share-based compensation	27	31	88	24
Transaction and integration costs	35	—	39	—
Adjusted OIBDA	$1,117	$1,127	$1,954	$2,240
NOTE 18. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate, inter-segment eliminations, and other were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Networks	$1	$—	$1	$12
International Networks	5	3	20	4
Corporate, inter-segment eliminations, and other	1	4	1	6
Total restructuring and other charges	$7	$7	$22	$22

Restructuring charges for the three and six months ended June 30, 2021 and 2020 primarily include charges related to employee relocation and termination costs. During 2020, the Company implemented various cost-savings initiatives including personnel reductions, restructurings and resource reallocations to align its expense structure to ongoing changes within the industry, including economic challenges resulting from the COVID-19 pandemic. These actions are intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and are expected to continue in 2021; however, all such amounts cannot be reasonably estimated at this time as the restructuring plans have not been finalized.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
December 31, 2020	$23	$20	$15	$58
Employee termination accruals, net	2	20	—	22
Cash paid	(14)	(22)	(9)	(45)
June 30, 2021	$11	$18	$6	$35

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air, and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.7 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. As of June 30, 2021, we had 17 million total paid DTC subscribers. We define a subscription as (i) a subscription to a direct-to-consumer product for which we have recognized subscription revenue from a direct-to-consumer platform; (ii) a subscription received through wholesale arrangements in which we receive a fee for the distribution of our direct-to-consumer platforms, as well as subscriptions provided directly or through third-party platforms; and (iii) a subscription recognized by certain joint venture partners and affiliated parties. We may refer to the aggregate number of subscriptions across our direct-to-consumer services as subscribers. A subscriber is only counted if they are on a paying status and excludes users on free trials. We distribute customized content in the U.S. and over 220 other countries and territories in nearly 50 languages. We have an extensive library of content and own most rights to our content and footage, which enables us to leverage our library to quickly launch brands and services into new markets and on new platforms. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
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
WarnerMedia
In May 2021, we entered into an agreement with AT&T Inc. to combine WarnerMedia’s ("WarnerMedia") entertainment, sports and news assets with our nonfiction and international entertainment and sports businesses to create a standalone, global entertainment company.
The proposed combination transaction will be executed through a Reverse Morris Trust type transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via dividend or through an exchange offer or a combination of both and immediately thereafter, combined with Discovery. In connection with the combination transaction, AT&T will receive $43 billion (subject to adjustment) in a combination of cash, debt securities and WarnerMedia’s retention of certain debt. We are in the process of establishing an interest rate derivative program to mitigate interest rate risk associated with the anticipated issuance of future fixed-rate debt.
Upon closing, all shares of Series A, Series B, and Series C common stock and Series A-1 and Series C-1 convertible preferred stock will be reclassified and converted to one class of Discovery common stock. AT&T’s shareholders will receive stock representing 71% of the new company and Discovery shareholders will own 29% of the new company. The Boards of Directors of both AT&T and Discovery have approved the transaction.
The transaction is anticipated to close in mid-2022, subject to approval by Discovery shareholders and customary closing conditions, including receipt of regulatory approvals. Agreements are in place with Dr. John Malone and Advance/Newhouse Programming Partnership to vote in favor of the transaction. The transaction requires, among other things, the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder the Series A-1 Preferred Stock. In exchange for Advance/Newhouse Programming Partnership providing its consent to the proposed combination transaction, which will result in the forfeiture of its significant approval rights pursuant to the terms of the Series A-1 Preferred Stock and reclassification of the shares of Series A-1 Preferred Stock into common stock, it will receive a premium in the form of an increase to the number of shares of common stock of Discovery into which the Series A-1 Preferred Stock would be converted. Upon the closing, such premium will be recorded as a transaction expense. No vote by AT&T shareholders is required.
The merger agreement contains certain customary termination rights for Discovery and AT&T, including, without limitation, a right for either party to terminate if the transaction is not completed on or before July 15, 2023. Termination under specified circumstances will require Discovery to pay AT&T a termination fee of $720 million or AT&T to pay Discovery a termination fee of $1.8 billion.
In anticipation of this combination, in June 2021, Magallanes, Inc., a wholly owned subsidiary of AT&T Inc., entered into a $10 billion term loan that will be guaranteed by the Company and certain material subsidiaries of the Company upon closing of the transaction.
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
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,
	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$1,637	$1,273	29%	26%
Distribution	1,368	1,225	12%	10%
Other	57	43	33%	32%
Total revenues	3,062	2,541	21%	18%
Costs of revenues, excluding depreciation and amortization	1,055	810	30%	25%
Selling, general and administrative	952	635	50%	46%
Depreciation and amortization	341	334	2%	—%
Impairment of goodwill and other intangible assets	—	38	NM	NM
Restructuring and other charges	7	7	—%	—%
Gain on disposition	(72)	—	NM	NM
Total costs and expenses	2,283	1,824	25%	21%
Operating income	779	717	9%	10%
Interest expense, net	(157)	(161)	(2)%
Loss on extinguishment of debt	(1)	(71)	(99)%
Loss from equity investees, net	(7)	(23)	(70)%
Other income (expense), net	106	(6)	NM
Income before income taxes	720	456	58%
Income tax expense	(2)	(156)	(99)%
Net income	718	300	NM
Net income attributable to noncontrolling interests	(38)	(25)	52%
Net income attributable to redeemable noncontrolling interests	(8)	(4)	NM
Net income available to Discovery, Inc.	$672	$271	NM

NM - Not meaningful

	Six Months Ended June 30,
	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$3,052	$2,675	14%	12%
Distribution	2,678	2,448	9%	8%
Other	124	101	23%	21%
Total revenues	5,854	5,224	12%	10%
Costs of revenues, excluding depreciation and amortization	2,024	1,728	17%	13%
Selling, general and administrative	2,003	1,280	56%	53%
Depreciation and amortization	702	660	6%	4%
Impairment of goodwill and other intangible assets	—	38	NM	NM
Restructuring and other charges	22	22	—%	—%
Gain on disposition	(72)	—	NM	NM
Total costs and expenses	4,679	3,728	26%	22%
Operating income	1,175	1,496	(21)%	(20)%
Interest expense, net	(320)	(324)	(1)%
Loss on extinguishment of debt	(4)	(71)	(94)%
Loss from equity investees, net	(11)	(44)	(75)%
Other income (expense), net	177	(64)	NM
Income before income taxes	1,017	993	2%
Income tax expense	(108)	(286)	(62)%
Net income	909	707	29%
Net income attributable to noncontrolling interests	(84)	(53)	58%
Net income attributable to redeemable noncontrolling interests	(13)	(6)	NM
Net income available to Discovery, Inc.	$812	$648	25%

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
Advertising revenue increased 29% and 14% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 26% and 12% for the three and six months ended June 30, 2021, respectively. The increase for the three and six months ended June 30, 2021 was primarily attributable to improved overall performance in International Networks as advertising markets have recovered from the impact of COVID-19.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand content licensing and DTC subscription services.
Distribution revenue increased 12% and 9% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 10% and 8% for the three and six months ended June 30, 2021, respectively. The increase for the three and six months ended June 30, 2021 was primarily attributable to an increase of 12% at U.S. Networks due to discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers and certain prior year non-recurring items
Other revenue increased 33% and 23% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, other revenue increased 32% and 21% for the three and six months ended June 30, 2021, respectively.
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

Costs of revenues increased 30% and 17% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, cost of revenues increased 25% and 13% for the three and six months ended June 30, 2021, respectively. The increase for the three and six months ended June 30, 2021, was primarily attributable to European sporting events and leagues returning to a more normalized schedule and higher content investment related to discovery+.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses increased 50% and 56% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 46% and 53% for the three and six months ended June 30, 2021, respectively. The increase for the three and six months ended June 30, 2021 was primarily attributable to higher marketing-related expenses to support the launch discovery+ at U.S. Networks and International Networks.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 2% and 6% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, depreciation and amortization was flat and increased 4% for the three and six months ended June 30, 2021, respectively. The increase for the six months ended June 30, 2021 was primarily attributable to assets placed in service related to the launch of discovery+.
Restructuring and Other Charges
Restructuring and other charges were $7 million and $22 million for the three and six months ended June 30, 2021 and 2020, respectively. Restructuring and other charges primarily include employee relocation and termination costs during the three and six months ended June 30, 2021 and 2020. (See Note 18 to the accompanying consolidated financial statements.)
Gain on Disposition
Gain on disposition was $72 million for the three and six months ended June 30, 2021, and was attributable to the sale of our Great American Country network. (See Note 2 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased 2% and 1% for the three and six months ended June 30, 2021 compared to the prior year period. (See Note 7 and Note 8 to the accompanying consolidated financial statements.)
Loss from equity investees, net
We reported losses from our equity method investees of $7 million and $11 million for the three and six months ended June 30, 2021, respectively, as compared to losses of $23 million and $44 million for the three and six months ended June 30, 2020, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 3 to the accompanying consolidated financial statements.)
Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency (loss) gain, net	$(5)	$(18)	$47	$(29)
(Losses) gains on derivative instruments, net	(1)	4	(21)	(23)
Change in the value of investments with readily determinable fair value	29	7	46	(15)
Change in the value of equity investments without readily determinable fair value	81	(2)	81	(2)
Gain on sale of investment with readily determinable fair value	—	—	16	—
(Loss) gain on sale of equity method investments	(1)	3	4	3
Interest income	2	1	3	5
Other expense, net	1	(1)	1	(3)
Total other income (expense), net	$106	$(6)	$177	$(64)

Income Tax Expense
Income tax expense was $2 million and $108 million for the three and six months ended June 30, 2021, respectively, and $156 million and $286 million for the three and six months ended June 30, 2020, respectively. The decrease in income tax expense for the three and six months ended June 30, 2021 was primarily attributable to a deferred tax benefit of $162 million as a result of the UK Finance Act 2021 that was enacted in June 2021.
Income tax expense for the three and six months ended June 30, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to a deferred tax benefit of $162 million as a result of the UK Finance Act 2021 that was enacted in June 2021, the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions, state and local income taxes, and favorable noncontrolling interest tax adjustments.

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

	Three Months Ended June 30,
	2021	2020	% Change
Net income available to Discovery, Inc.	$672	$271	NM
Net income attributable to redeemable noncontrolling interests	8	4	NM
Net income attributable to noncontrolling interests	38	25	52%
Income tax expense	2	156	(99)%
Income before income taxes	720	456	58%
Other (income) expense, net	(106)	6	NM
Loss from equity investees, net	7	23	(70)%
Loss on extinguishment of debt	1	71	(99)%
Interest expense, net	157	161	(2)%
Operating income	779	717	9%
Gain on disposition	(72)	—	NM
Restructuring and other charges	7	7	—%
Impairment of goodwill and other intangible assets	—	38	NM
Depreciation and amortization	341	334	2%
Employee share-based compensation	27	31	(13)%
Transaction and integration costs	35	—	NM
Adjusted OIBDA	$1,117	$1,127	(1)%

Adjusted OIBDA
U.S. Networks	$1,050	$1,062	(1)%
International Networks	215	193	11%
Corporate, inter-segment eliminations, and other	(148)	(128)	(16)%
Adjusted OIBDA	$1,117	$1,127	(1)%

	Six Months Ended June 30,
	2021	2020	% Change
Net income available to Discovery, Inc.	$812	$648	25%
Net income attributable to redeemable noncontrolling interests	13	6	NM
Net income attributable to noncontrolling interests	84	53	58%
Income tax expense	108	286	(62)%
Income before income taxes	1,017	993	2%
Other (income) expense, net	(177)	64	NM
Loss from equity investees, net	11	44	(75)%
Loss on extinguishment of debt	4	71	(94)%
Interest expense, net	320	324	(1)%
Operating income	1,175	1,496	(21)%
Gain on disposition	(72)	—	NM
Restructuring and other charges	22	22	—%
Impairment of goodwill and other intangible assets	—	38	NM
Depreciation and amortization	702	660	6%
Employee share-based compensation	88	24	NM
Transaction and integration costs	39	—	NM
Adjusted OIBDA	$1,954	$2,240	(13)%

Adjusted OIBDA
U.S. Networks	$1,873	$2,078	(10)%
International Networks	366	400	(9)%
Corporate, inter-segment eliminations, and other	(285)	(238)	(20)%
Adjusted OIBDA	$1,954	$2,240	(13)%

The table below presents the calculation of Adjusted OIBDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenues:
U.S. Networks	$1,973	$1,756	12%	$3,779	$3,512	8%
International Networks	1,093	783	40%	2,080	1,706	22%
Corporate, inter-segment eliminations, and other	(4)	2	NM	(5)	6	NM
Total revenues	3,062	2,541	21%	5,854	5,224	12%
Costs of revenues, excluding depreciation and amortization	1,055	810	30%	2,024	1,728	17%
Selling, general and administrative (a)	890	604	47%	1,876	1,256	49%
Adjusted OIBDA	$1,117	$1,127	(1)%	$1,954	$2,240	(13)%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs.

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenues:
Advertising	$1,119	$997	12%	$2,099	$2,023	4%
Distribution	828	739	12%	1,624	1,447	12%
Other	26	20	30%	56	42	33%
Total revenues	1,973	1,756	12%	3,779	3,512	8%
Costs of revenues, excluding depreciation and amortization	452	442	2%	880	889	(1)%
Selling, general and administrative	471	252	87%	1,026	545	88%
Adjusted OIBDA	1,050	1,062	(1)%	1,873	2,078	(10)%
Employee share-based compensation	(1)	—		(1)	—
Depreciation and amortization	225	225		449	451
Restructuring and other charges	1	—		1	12
Inter-segment eliminations	(2)	1		(2)	2
Gain on disposition	(77)	—		(77)	—
Operating income	$904	$836		$1,503	$1,613
Revenues
Advertising revenue increased 12% and 4% for the three and six months ended June 30, 2021, respectively. The increases were primarily attributable to higher pricing, the continued monetization of content offerings on our next generation initiatives, primarily discovery+ and TV Everywhere, and higher inventory, partially offset by lower overall ratings, and to a lesser extent, secular declines in the pay-TV ecosystem.
Distribution revenue increased 12% for the three and six months ended June 30, 2021. The increases were primarily attributable to discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers and certain prior year non-recurring items. Excluding these prior year non-recurring items, distribution revenue increased 18% and 15% for the three and six months ended June 30, 2021, respectively. Total subscribers to our linear networks at June 30, 2021 were 7% lower than at June 30, 2020, while subscribers to our fully distributed linear networks were 3% lower than the prior year. Excluding the impact of the sale of our Great American Country linear network, total subscribers to our linear networks at June 30, 2021 were 3% lower than at June 30, 2020.
Other revenues increased $6 million and $14 million for the three and six months ended June 30, 2021, respectively.
Costs of Revenues
Costs of revenues increased 2% for the three months ended June 30, 2021 and decreased 1% for the six months ended June 30, 2021. The increase for the three months ended June 30, 2021 was primarily attributable to our growing content investment in discovery+ and a non-recurring, non-cash item in the second quarter of 2020, partially offset by more efficient content spend on our linear networks. The decrease for the six months ended June 30, 2021 was primarily attributable to more efficient content spend on our linear networks, partially offset by our growing content investment in discovery+ and a non-recurring, non-cash item in the second quarter of 2020.
Content expense was $375 million and $431 million for the three months ended June 30, 2021 and 2020, respectively, and $739 million and $818 million for the six months ended June 30, 2021 and 2020, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 87% and 88% for the three and six months ended June 30, 2021, respectively. The increase was primarily attributable to higher marketing-related expenses to support the launch and growth of discovery+.
Adjusted OIBDA
Adjusted OIBDA decreased 1% and 10% for the three and six months ended June 30, 2021, respectively.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change	% Change (ex-FX)	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$518	$276	88%	70%	$953	$652	46%	35%
Distribution	540	486	11%	6%	1,054	1,001	5%	2%
Other	35	21	67%	64%	73	53	38%	34%
Total revenues	1,093	783	40%	31%	2,080	1,706	22%	16%
Costs of revenues, excluding depreciation and amortization	603	365	65%	51%	1,146	835	37%	27%
Selling, general and administrative	275	225	22%	14%	568	471	21%	13%
Adjusted OIBDA	215	193	11%	11%	366	400	(9)%	(5)%
Depreciation and amortization	87	84			191	166
Impairment of goodwill and other intangible assets	—	38			—	38
Restructuring and other charges	5	3			20	4
Transaction and integration costs	—	—			4	—
Inter-segment eliminations	2	—			2	—
Loss on disposition	5	—			5	—
Operating income	$116	$68			$144	$192
Revenues
Advertising revenue increased 88% and 46% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 70% and 35% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to improved overall performance in all regions as advertising markets continued to recover from the impact of COVID-19.
Distribution revenue increased 11% and 5% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 6% and 2% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to an increase in next generation revenues due to subscriber growth for discovery+, partially offset by lower contractual affiliate rates in some European markets.
Other revenue increased $14 million and $20 million for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, other revenue increased $14 million and $19 million for the three and six months ended June 30, 2021, respectively.
Costs of Revenues
Costs of revenues increased 65% and 37% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 51% and 27% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to European sporting events and leagues returning to a more normalized schedule and higher content investment related to discovery+.
Content expense, excluding the impact of foreign currency fluctuations, was $396 million and $241 million for the three months ended June 30, 2021 and 2020, respectively, and $777 million and $581 million for the six months ended June 30, 2021 and 2020, respectively.

Selling, General and Administrative
Selling, general and administrative expenses increased 22% and 21% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 14% and 13% for the three and six months ended June 30, 2021. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to higher marketing-related expenses and personnel costs to support discovery+.
Adjusted OIBDA
Adjusted OIBDA increased 11% and decreased 9% for the three and six months ended June 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased 11% and decreased 5% for the three and six months ended June 30, 2021, respectively.
Corporate, Inter-segment Eliminations, and Other
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenues	$(4)	$2	NM	$(5)	$6	NM
Costs of revenues, excluding depreciation and amortization	—	3	NM	(2)	4	NM
Selling, general and administrative	144	127	13%	282	240	18%
Adjusted OIBDA	(148)	(128)	(16)%	(285)	(238)	(20)%
Employee share-based compensation	28	31		89	24
Depreciation and amortization	29	25		62	43
Restructuring and other charges	1	4		1	6
Transaction and integration costs	35	—		35	—
Inter-segment eliminations	—	(1)		—	(2)
Operating loss	$(241)	$(187)		$(472)	$(309)
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and third-party transaction and integration costs.

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2021, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2021, we had $2.8 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock, and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We also have a $2.5 billion revolving credit facility and commercial paper program described below.
•Debt
Revolving Credit Facility and Commercial Paper
In June 2021, we entered into a multicurrency revolving credit agreement (the "Credit Agreement"), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. We have the capacity to initially borrow up to $2.5 billion under the Credit Agreement. Upon the closing of the proposed combination transactions with WarnerMedia, the available commitments may be increased by $3.5 billion, to an aggregate amount not to exceed $6 billion. The Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. We may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by Discovery, Inc. and Scripps Networks Interactive, Inc., and will also be guaranteed by the holding company of the WarnerMedia business upon the closing of the proposed combination transactions.
The Credit Agreement will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2021, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Investments
We received proceeds of $348 million during the six months ended June 30, 2021 from the sales and maturities of investments.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, costs to develop and market discovery+, principal and interest payments on our outstanding senior notes, and funding for various equity method and other investments.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Our investment in content has increased as we acquire and develop new content for discovery+. Contractual commitments to acquire content have increased less than 10% as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

•Debt
Senior Notes
In July 2021, we issued notices for the redemption in full of all $168 million aggregate principal amount outstanding of our 3.300% Senior Notes due May 2022 and $62 million aggregate principal amount outstanding of our 3.500% Senior Notes due June 2022 (the "2022 Notes"). The 2022 Notes were redeemed on July 31, 2021 for an aggregate redemption price of $235 million, plus accrued interest. The redemption included $5 million for premium over par on the 2022 Notes and resulted in a loss on extinguishment of debt of $6 million.
In February 2021, we issued a notice for the redemption in full of all $335 million aggregate principal amount outstanding of our 4.375% Senior Notes due June 2021 (the “2021 Notes”). The 2021 Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest. The redemption included $3 million for premium over par and resulted in a loss on extinguishment of debt of $3 million.
In addition, we have $357 million of senior notes coming due in March 2022.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $167 million during the six months ended June 30, 2021, including amounts capitalized to support our next generation platforms, such as discovery+. In addition, we expect to continue to incur significant costs to develop and market discovery+ in the future.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the six months ended June 30, 2021, we contributed $105 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $357 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us, which may be exercised in 2021. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $213 million and $202 million for the six months ended June 30, 2021 and 2020, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations, and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 9 to the accompanying consolidated financial statements.) During the six months ended June 30, 2021, we did not repurchase any of our common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2021, we made cash payments of $249 million and $337 million for income taxes and interest on our outstanding debt, respectively.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents, and restricted cash, beginning of period	$2,122	$1,552
Cash provided by operating activities	1,103	1,326
Cash provided by (used in) investing activities	196	(154)
Cash used in financing activities	(538)	(998)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(49)	12
Net change in cash, cash equivalents, and restricted cash	712	186
Cash, cash equivalents, and restricted cash, end of period	$2,834	$1,738
Operating Activities
Cash provided by operating activities was $1.1 billion and $1.3 billion during the six months ended June 30, 2021 and 2020, respectively. The decrease in cash provided by operating activities was primarily attributable to a negative fluctuation in working capital activity, partially offset by an increase in net income excluding non-cash items.
Investing Activities
Cash provided by (used in) investing activities was $196 million and $(154) million during the six months ended June 30, 2021 and 2020, respectively. The increase in cash provided by investing activities was primarily attributable to proceeds received from the sales and maturities of investments and a reduction in purchases of property and equipment during the six months ended June 30, 2021.
Financing Activities
Cash used in financing activities was $538 million and $998 million during the six months ended June 30, 2021 and 2020, respectively. The decrease in cash used in financing activities was primarily attributable to a reduction in repurchases of stock during the six months ended June 30, 2021.
Capital Resources
As of June 30, 2021, capital resources were comprised of the following (in millions).

	June 30, 2021
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,834	$—	$—	$2,834
Revolving credit facility and commercial paper program	2,500	—	—	2,500
Senior notes (a)	15,484	—	15,484	—
Total	$20,818	$—	$15,484	$5,334

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2021 had interest rates that ranged from 1.90% to 6.35% and will mature between 2022 and 2055.

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
As of June 30, 2021, we held $434 million of our $2.8 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.

Summarized Guarantor Financial Information
Basis of Presentation
Each of the Company, DCL, Discovery Communications Holding LLC (“DCH”), and/or Scripps Networks has the ability to conduct registered offerings of debt securities under the Company’s shelf registration statement. As of June 30, 2021 and December 31, 2020, all of the Company’s outstanding registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company and guaranteed by the Company and Scripps Networks, except for $32 million of senior notes outstanding as of June 30, 2021 that have been issued by Scripps Networks and are not guaranteed. (See Note 7.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. Scripps Networks is 100% owned by the Company.
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

	June 30, 2021	December 31, 2020
Current assets	$3,390	$2,308
Non-guarantor intercompany trade receivables, net	$185	$217
Noncurrent assets	$5,997	$5,905
Current liabilities	$1,131	$915
Noncurrent liabilities	$15,863	$16,500

Six months ended June 30, 2021
Revenues	$1,054
Operating income	$578
Net income	$286
Net income available to Discovery, Inc.	$275
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. The nature of our contractual commitments is evolving with the launch and our support of discovery+. Total contractual commitments have increased less than 10% as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K.
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
•Consolidation; and
•Revenue recognition
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital and our proposed transaction to combine our business with AT&T's WarnerMedia business. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•the occurrence of any event, change or other circumstance that could give rise to the termination of, or prevent or delay our ability to consummate, our proposed transaction to combine with WarnerMedia;
•the effects of the announcement, pendency or completion of our proposed transaction to combine with WarnerMedia on our ongoing business operations;
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
•fluctuations in foreign currency exchange rates, political unrest and regulatory changes in international markets, including any proposed or adopted regulatory changes that impact the operations of our international media properties and/or modify the terms under which we offer our services and operate in international markets;
•market demand for foreign first-run and existing content libraries;
•the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
•uncertainties inherent in the development of new business lines and business strategies;
•uncertainties regarding the financial performance of our investments in unconsolidated entities;

•our ability to complete, integrate, maintain and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our proposed transaction to combine with WarnerMedia, on a timely basis or at all;
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
•threatened or actual cyber-attacks and cybersecurity breaches;
•threatened or actual terrorist attacks and military action;
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and as supplemented by the updated and additional risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.
Risk Factors Related to the Combination of Discovery and AT&T’s WarnerMedia Business
On May 17, 2021, the Company, our wholly owned subsidiary Drake Subsidiary, Inc., AT&T Inc. (“AT&T”) and AT&T’s wholly owned subsidiary Magallanes, Inc. entered into definitive agreements pursuant to which and subject to the terms and conditions therein (1) AT&T will transfer the business, operations and activities that constitute the WarnerMedia segment of AT&T, subject to certain exceptions (the “WarnerMedia Business”) to Magallanes, Inc. (such transfer, the “Separation”), (2) AT&T will distribute to its stockholders the issued and outstanding shares of common stock of Magallanes, Inc. held by AT&T (such distribution, the “Distribution”) and (3) Drake Subsidiary, Inc. will merge with and into Magallanes, Inc. with Magallanes, Inc. as the surviving entity and wholly owned subsidiary of the Company (such merger, the “Merger” and the Separation, Distribution and Merger collectively, the “Combination”).

The pendency of the proposed Combination may cause disruption in our business.
The definitive agreement and plan of merger (the “Merger Agreement”) related to the Combination restricts us from taking specified actions without AT&T’s consent until the Combination is completed or the Merger Agreement is terminated, including making certain significant acquisitions or investments, entering into certain new lines of business, incurring certain indebtedness in excess of certain thresholds, making non-ordinary course capital expenditures, amending or modifying certain material contracts, divesting certain assets (including certain intellectual property rights), and making certain non-ordinary course changes to personnel and employee compensation. These restrictions and others more fully described in the Merger Agreement may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.
The pendency of the proposed Combination could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including distributors, advertisers and content providers, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Combination and the preparation for the integration of the WarnerMedia Business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Combination. We may also incur unanticipated costs in the integration of the WarnerMedia Business with the business of Discovery. The substantial majority of these costs will be non-recurring expenses relating to the Combination, and many of these costs are payable regardless of whether or not the Combination is consummated. We also could be subject to litigation related to the proposed Combination, which could prevent or delay the consummation of the Combination and result in significant costs and expenses.
Failure to complete the Combination in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Combination will be completed in mid-2022, but the Combination cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Combination is subject to numerous closing conditions, including approval by Discovery’s stockholders, receipt of certain regulatory approvals, AT&T’s receipt of a private letter ruling from the Internal Revenue Service regarding the qualification of the Distribution and certain related transactions for tax-free treatment under the Internal Revenue Code and AT&T's receipt of a special cash payment in accordance with the terms of the Separation and Distribution Agreement by and among Discovery, AT&T and Magallanes, Inc.
The satisfaction of the required conditions could delay the completion of the Combination for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Combination will be satisfied or waived or that the Combination will be completed.
If the Combination is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Combination will be completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•we may be subject to litigation, which could result in significant costs and expenses;
•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to Discovery; and
•our costs of pursuing the Combination may be higher than anticipated.
In addition to the above risks, we may be required, under certain circumstances, to pay AT&T a termination fee equal to $720 million and/or to reimburse or indemnify AT&T for certain of its expenses. If the Combination is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial condition, results of operations or cash flows.

In order to complete the Combination, Discovery and AT&T must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Combination may be jeopardized or the anticipated benefits of the Combination could be reduced.
Although Discovery and AT&T have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Combination, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Combination. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Combination or imposing additional material costs on or materially limiting the revenues of the combined company following the Combination, or otherwise adversely affecting, including to a material extent, our businesses and results of operations after completion of the Combination. If we or the WarnerMedia Business are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Combination.
Although we expect that the Combination will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of such synergies, and other challenges.
Discovery and the WarnerMedia Business have operated and, until completion of the Combination, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. If we are not able to successfully integrate the WarnerMedia Business with ours or pursue our direct-to-consumer strategy successfully, including coordinating our streaming services for global customers, the anticipated benefits, including synergies, of the Combination may not be realized fully or may take longer than expected to be realized. Specifically, the following issues, among others, must be addressed in combining the operations of Discovery and the WarnerMedia Business in order to realize the anticipated benefits of the Combination:
•combining the businesses of Discovery and the WarnerMedia Business in a manner that permits us to achieve the synergies anticipated to result from the Combination, the failure of which would result in the anticipated benefits of the Combination not being realized in the time frame currently anticipated or at all;
•maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
•combining certain of the businesses’ corporate functions;
•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the businesses’ administrative and information technology infrastructure;
•integrating employees and attracting and retaining key personnel, including talent;
•managing the expanded operations of a significantly larger and more complex company;
•coordinating the businesses’ direct-to-consumer streaming services for global customers; and
•resolving potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Combination.
Even if the operations of our business and the business of the WarnerMedia Business are integrated successfully, the full benefits of the Combination may not be realized, including, among others, the synergies that are expected. These benefits may not be achieved within the anticipated time frame or at all. Additional unanticipated costs may also be incurred in the integration of our business and the business of the WarnerMedia Business. Further, it is possible that there could be loss of key Discovery or WarnerMedia Business employees, loss of customers, disruption of either or both of Discovery’s or WarnerMedia Business’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. All of these factors could materially adversely affect our stock price, business, financial condition, results of operations or cash flows.

Our consolidated indebtedness will increase substantially following completion of the Combination. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness as of June 30, 2021 was approximately $15.5 billion. Upon completion of the Combination, we expect to assume or incur up to $43.0 billion of additional debt, including existing debt of the existing WarnerMedia Business, debt that may be issued by Magallanes, Inc. to AT&T and debt that Magallanes, Inc. may incur to fund a special cash payment to AT&T. In addition, subject to certain conditions, availability under our revolving credit facility will increase from $2.5 billion to $6.0 billion. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, increasing our vulnerability to general adverse economic and industry conditions and limiting our ability to obtain additional financing in the future. In addition, the amount of cash required to pay interest on our indebtedness levels will increase following completion of the Combination, and thus the demands on our cash resources will be greater than prior to the Combination. The increased levels of indebtedness following completion of the Combination could also reduce funds available for capital expenditures, share repurchases, investments, mergers and acquisitions, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
Following consummation of the Combination, our corporate or debt-specific credit rating could be downgraded, which may increase our borrowing costs or give rise to a need to refinance existing indebtedness. If a ratings downgrade occurs, we may need to refinance existing debt or be subject to higher borrowing costs and more restrictive covenants when we incur new debt in the future, which could reduce profitability and diminish operational flexibility.
Risk Factors Related to our International Operations
We are subject to risks related to our international operations.
We have operations through which we distribute programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
•laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•changes in local regulatory requirements, including restrictions on content, imposition of local content quotas and restrictions or prohibitions on foreign ownership;
•our ability to obtain the appropriate licenses and other regulatory approvals we need to broadcast content in foreign countries;
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
Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Acts of terrorism, hostilities, or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could adversely affect our results of operations. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the U.S. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business. This is of particular concern in Poland, where we operate TVN, a key component of our international business, and where the government currently has under consideration, and may adopt in the future, new regulations that would prohibit non-European Union ownership of Polish licensed free-to-air and pay-TV channels. If such regulations are adopted, it could impact the ownership structure and licensing of TVN, and could, directly or indirectly, affect the operations of our Polish media properties and/or modify the terms under which we offer our services and operate in that market.

General Risks
Domestic and foreign laws and regulations could adversely impact our operating results.
Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other multi-channel video programming distributors, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video content business. See the discussion under “Business – Regulatory Matters” that appears in our Annual Report on Form 10-K for the year ended December 31, 2020. The U.S. Congress, the FCC and the courts currently have under consideration, and may adopt or interpret in the future, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate.
Similarly, the foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. Programming businesses are subject to regulation on a country-by-country basis. Changes in regulations imposed by foreign governments could also adversely affect our business, results of operations and ability to expand our operations beyond their current scope. The Polish government currently has under consideration, and may adopt in the future, new regulations that would prohibit non-European Union ownership of Polish licensed free-to-air and pay-TV channels. If such regulations are adopted, it could impact the ownership structure and licensing of TVN, which is a key component of our international business, and could, directly or indirectly, affect the operations of our Polish media properties and/or modify the terms under which we offer our services and operate in that market.
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
Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of those companies and our company. For example, on March 26, 2021, our Series A common stock experienced an intra-day trading high of $58.21 per share and a low of $34.60 per share while our Series C common stock experienced an intra-day trading high of $51.36 and a low of $30.99 per share. In addition, from July 1, 2020 to June 30, 2021, the closing price of our Series A common stock and our Series C common stock on the Nasdaq ranged from as low as $19.25 and $17.25 to as high as $77.27 and $66.00, respectively, and daily trading volume ranged from approximately 1.8 million and 0.6 million shares to 106.1 million and 45.7 million shares, respectively. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. In particular, sales of large blocks of our Series A common stock and Series C common stock on and after March 26, 2021, reportedly conducted by financial institutions unwinding hedge positions associated with margin calls against Archegos Management put pressure on the supply and demand for our common stock, further influencing volatility in its market price. These market fluctuations and trading activities have caused and may in the future cause the market price and demand for our common stock to fluctuate substantially, which may negatively affect the price and liquidity of our common stock.

ITEM 6. Exhibits.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 17, 2021, by and among Discovery, Inc., AT&T Inc., Magallanes, Inc. and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

2.2
Separation and Distribution Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.1
Voting Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc., Magallanes, Inc., John C. Malone, John C. Malone 1995 Revocable Trust, Malone Discovery 2021 Charitable Remainder Unitrust and Malone CHUB 2017 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.2
Voting Agreement, dated as of May 17, 2021, by and among Discovery Inc., AT&T Inc., Magallanes, Inc., Advance/Newhouse Programming Partnership and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.3
Employee Matters Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.4
Amended and Restated Employment Agreement, dated as of May 16, 2021, by and between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.5	Form of David Zaslav Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.6
Consent Agreement, dated as of May 17, 2021, by and among Discovery Inc., Advance/Newhouse Programming Partnership and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.7
Tax Matters Agreement, dated as of May 17, 2021, between AT&T Inc., Magallanes, Inc. and Discovery, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.8
Credit Agreement, dated as of June 9, 2021, among Discovery Communications, LLC (“DCL”), certain wholly-owned subsidiaries of DCL, Discovery, Inc., as Facility Guarantor, Scripps Networks Interactive, Inc., as subsidiary guarantor, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 10, 2021 (SEC File No. 001-34177)

10.9
Amendment No. 1 to Credit Agreement, dated as of July 30, 2021, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc., certain lenders party thereto and Bank of America, N.A. (filed herewith).

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Consolidated Statement of Equity for the three and six months ended June 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: August 3, 2021	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 3, 2021	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer