Form 10-Q
period 2021-09-30
Discovery, Inc.
filed 2021-11-03
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(212) 548-5555
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 22, 2021:

Series A Common Stock, par value $0.01 per share	169,207,249
Series B Common Stock, par value $0.01 per share	6,512,378
Series C Common Stock, par value $0.01 per share	330,146,263

DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Advertising	$1,458	$1,306	$4,510	$3,981
Distribution	1,379	1,199	4,057	3,647
Other	313	56	437	157
Total revenues	3,150	2,561	9,004	7,785
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,529	1,003	3,553	2,731
Selling, general and administrative	944	633	2,947	1,913
Depreciation and amortization	341	341	1,043	1,001
Impairment of goodwill and other intangible assets	—	—	—	38
Restructuring and other charges	7	53	29	75
Gain on disposition	—	—	(72)	—
Total costs and expenses	2,821	2,030	7,500	5,758
Operating income	329	531	1,504	2,027
Interest expense, net	(159)	(161)	(479)	(485)
Loss on extinguishment of debt	(6)	(5)	(10)	(76)
Loss from equity investees, net	(9)	(18)	(20)	(62)
Other income (expense), net	78	(28)	255	(92)
Income before income taxes	233	319	1,250	1,312
Income tax (expense) benefit	(36)	11	(144)	(275)
Net income	197	330	1,106	1,037
Net income attributable to noncontrolling interests	(32)	(29)	(116)	(82)
Net income attributable to redeemable noncontrolling interests	(9)	(1)	(22)	(7)
Net income available to Discovery, Inc.	$156	$300	$968	$948
Net income per share allocated to Discovery, Inc. Series A, B and C common stockholders:
Basic	$0.24	$0.44	$1.47	$1.40
Diluted	$0.24	$0.44	$1.46	$1.40
Weighted average shares outstanding:
Basic	506	505	503	510
Diluted	663	672	665	677

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$197	$330	$1,106	$1,037
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(144)	101	(203)	76
Derivatives	12	22	137	(152)
Comprehensive income	65	453	1,040	961
Comprehensive income attributable to noncontrolling interests	(32)	(29)	(116)	(82)
Comprehensive income attributable to redeemable noncontrolling interests	(9)	(1)	(22)	(7)
Comprehensive income attributable to Discovery, Inc.	$24	$423	$902	$872

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,116	$2,091
Receivables, net	2,462	2,537
Content rights and prepaid license fees, net	254	532
Prepaid expenses and other current assets	824	970
Total current assets	6,656	6,130
Noncurrent content rights, net	3,688	3,439
Property and equipment, net	1,310	1,206
Goodwill	12,957	13,070
Intangible assets, net	6,784	7,640
Other noncurrent assets	2,923	2,602
Total assets	$34,318	$34,087
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,361	$2,190
Deferred revenues	625	557
Current portion of debt	349	335
Total current liabilities	3,335	3,082
Noncurrent portion of debt	14,436	15,069
Deferred income taxes	1,248	1,534
Other noncurrent liabilities	1,901	2,019
Total liabilities	20,920	21,704
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	358	383
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 4 and 5 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 170 and 163 shares issued; and 169 and 162 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 559 and 547 shares issued; and 330 and 318 shares outstanding	5	5
Additional paid-in capital	11,043	10,809
Treasury stock, at cost: 230 shares	(8,244)	(8,244)
Retained earnings	9,522	8,543
Accumulated other comprehensive loss	(717)	(651)
Total Discovery, Inc. stockholders' equity	11,611	10,464
Noncontrolling interests	1,429	1,536
Total equity	13,040	12,000
Total liabilities and equity	$34,318	$34,087

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$1,106	$1,037
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	2,735	2,118
Depreciation and amortization	1,043	1,001
Deferred income taxes	(502)	(198)
Share-based compensation expense	134	62
Gain on disposition	(72)	—
Equity in losses of equity method investee companies, including cash distributions	57	96
Gain on sale of investments	(20)	—
Loss on extinguishment of debt	10	76
Impairment of goodwill and other intangible assets	—	38
Other, net	(147)	34
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	44	156
Content rights and payables, net	(2,578)	(2,100)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	124	(166)
Foreign currency, prepaid expenses and other assets, net	(20)	32
Cash provided by operating activities	1,914	2,186
Investing Activities
Purchases of property and equipment	(273)	(290)
Proceeds from sales and maturities of investments and dissolution of joint venture	498	67
Investments in and advances to equity investments	(137)	(141)
(Payments for) proceeds from derivative instruments, net	(102)	85
Purchases of investments	(103)	(250)
Business acquisitions, net of cash acquired	—	(26)
Other investing activities, net	87	5
Cash used in investing activities	(30)	(550)
Financing Activities
Principal repayments of debt, including premiums to par value and discount payment	(574)	(2,193)
Borrowings from debt, net of discount and issuance costs	—	1,979
Distributions to noncontrolling interests and redeemable noncontrolling interests	(231)	(216)
Purchase of redeemable noncontrolling interests	(31)	—
Repurchases of stock	—	(741)
Principal repayments of revolving credit facility	—	(500)
Borrowings under revolving credit facility	—	500
Other financing activities, net	25	(101)
Cash used in financing activities	(811)	(1,272)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(69)	40
Net change in cash, cash equivalents, and restricted cash	1,004	404
Cash, cash equivalents, and restricted cash, beginning of period	2,122	1,552
Cash, cash equivalents, and restricted cash, end of period	$3,126	$1,956

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2020	13	$—	717	$7	$10,809	$(8,244)	$8,543	$(651)	$10,464	$1,536	$12,000
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	140	—	140	46	186
Other comprehensive income	—	—	—	—	—	—	—	70	70	—	70
Share-based compensation	—	—	—	—	32	—	—	—	32	—	32
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—
Tax settlements associated with share-based plans	—	—	—	—	(68)	—	—	—	(68)	—	(68)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(178)	(178)
Issuance of stock in connection with share-based plans	—	—	8	—	186	—	—	—	186	—	186
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(8)	—	(1)	—	(9)	—	(9)
March 31, 2021	12	$—	736	$7	$10,951	$(8,244)	$8,682	$(581)	$10,815	$1,404	$12,219
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	672	—	672	38	710
Other comprehensive loss	—	—	—	—	—	—	—	(4)	(4)	—	(4)
Share-based compensation	—	—	—	—	41	—	—	—	41	—	41
Tax settlements associated with share-based plans	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(29)	(29)
Issuance of stock in connection with share-based plans	—	—	—	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	6	—	6	—	6
June 30, 2021	12	$—	736	$7	$11,000	$(8,244)	$9,360	$(585)	$11,538	$1,413	$12,951
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	156	—	156	32	188
Other comprehensive loss	—	—	—	—	—	—	—	(132)	(132)	—	(132)
Share-based compensation	—	—	—	—	43	—	—	—	43	—	43
Tax settlements associated with share-based plans	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16)	(16)
Issuance of stock in connection with share-based plans	—	—	—	—	1	—	—	—	1	—	1
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	6	—	6	—	6
September 30, 2021	12	$—	736	$7	$11,043	$(8,244)	$9,522	$(717)	$11,611	$1,429	$13,040

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
Beginning in the second quarter of 2020, demand for the Company’s advertising products and services decreased due to economic disruptions from limitations on social and commercial activity. These economic disruptions and the resulting effect on the Company eased during the second half of 2020. The Company currently does not expect the pandemic will have a significant impact on demand during fiscal year 2021. Many of the Company’s third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020 and, as a result, the Company has incurred additional costs to comply with various governmental regulations and implement certain safety measures for the Company's employees, talent, and partners. Additionally, certain sporting events that the Company has rights to were cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which occurred in July and August 2021. The postponement of the Olympic Games deferred both Olympic-related revenues and significant expenses from fiscal year 2020 to fiscal year 2021.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In response to the impact of the pandemic, the Company employed innovative production and programming strategies, including producing content filmed by its on-air talent and seeking viewer feedback on which content to air. The Company continues to pursue a number of cost savings initiatives, which began during the third quarter of 2020 through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align its expense structure to ongoing changes within the industry.
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
Accounting and Reporting Pronouncements Adopted
Business Combinations
In October 2021, the FASB issued guidance that requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The guidance is effective for interim and annual periods beginning after December 15, 2022, and may be early adopted. The Company early adopted this guidance during the third quarter of 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements for prior acquisitions in the current annual period, and the impact in future periods will be dependent on the contract assets and contract liabilities acquired in future business combinations.
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
Convertible Instruments
In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This guidance amends the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions, requires the use of the if-converted method for calculating earnings per share for convertible instruments, and makes targeted improvements to the disclosures for convertible instruments and related earnings per share guidance. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
WarnerMedia
In May 2021, the Company entered into an agreement with AT&T Inc. to combine WarnerMedia’s ("WarnerMedia") entertainment, sports and news assets with the Company's nonfiction and international entertainment and sports businesses to create a standalone, global entertainment company.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The proposed combination transaction will be executed through a Reverse Morris Trust type transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata dividend or through an exchange offer or a combination of both, and immediately thereafter, combined with the Company. In connection with the combination transaction, AT&T will receive approximately $43 billion (subject to adjustment) in a combination of cash, debt securities and WarnerMedia’s retention of certain debt. The Company will be considered the accounting acquirer. The Company established an interest rate derivative program to mitigate interest rate risk associated with the anticipated issuance of future fixed-rate debt by WarnerMedia, which is expected to be guaranteed by the Company upon closing of the transaction. (See Note 8.)
Immediately prior to closing, all shares of Series A, Series B, and Series C common stock and Series A-1 and Series C-1 convertible preferred stock will be reclassified and converted to one class of the Company's common stock. AT&T’s shareholders that receive WarnerMedia stock in the distribution will receive stock representing 71% of the combined company and the Company's shareholders will own 29% of the combined company, in each case on a fully diluted basis. The Boards of Directors of both AT&T and the Company have approved the transaction.
The transaction is anticipated to close in mid-2022, subject to approval by the Company's shareholders and customary closing conditions, including receipt of regulatory approvals. Agreements are in place with Dr. John Malone and Advance/Newhouse Programming Partnership to vote in favor of the transaction. The transaction requires, among other things, the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock, which consent was given pursuant to a consent agreement. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it will receive an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock would be converted. Upon the closing, the impact the issuance of such additional shares of common stock of the Company will be recorded as a transaction expense. No vote by AT&T shareholders is required.
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
Other
During 2020, we completed other immaterial acquisitions.
Dispositions
Great American Country
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million. The Company recorded a gain of $76 million, based on net assets disposed of $14 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	September 30, 2021	December 31, 2020
Equity method investments:
nC+	Other noncurrent assets	32%	$153	$164
Discovery Solar Ventures, LLC (a)	Other noncurrent assets	N/A	77	83
All3Media	Other noncurrent assets	50%	79	76
Other	Other noncurrent assets		236	184
Total equity method investments (b)			545	507

Investments with readily determinable fair values:
Sharecare	Prepaid expenses and other current assets		73	—
Lionsgate Entertainment Corp.	Other noncurrent assets		68	54
fuboTV Inc.	Prepaid expenses and other current assets		4	32
Total investments with readily determinable fair values			145	86

Equity investments without readily determinable fair values:
Group Nine Media (c)	Other noncurrent assets	25%	276	276
Formula E (d)	Other noncurrent assets	25%	65	65
Other	Other noncurrent assets		212	200
Total equity investments without readily determinable fair values			553	541
Total investments			$1,243	$1,134

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered VIEs of the Company and are accounted for under the equity method of accounting using the Hypothetical Liquidation at Book Value methodology for allocating earnings.

(b) Total equity method investments at September 30, 2021 presented above includes a $5 million investment recorded in other noncurrent liabilities.

(c) Overall ownership percentage for Group Nine Media is calculated on an outstanding shares basis. The amount shown herein includes a $20 million note receivable balance within other noncurrent assets on the Company's consolidated balance sheets.

(d) Ownership percentage for Formula E includes holdings accounted for as an equity method investment and holdings accounted for as an equity investment without a readily determinable fair value.
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. The Company had no impairment losses for the nine months ended September 30, 2021 and 2020.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. A portion of the Scripps Networks purchase price associated with the investment in nC+ was attributed to amortizable intangible assets. This basis difference is included in the carrying value of nC+ and is amortized over time as a reduction of earnings from nC+. Earnings from nC+ were reduced by the amortization of these intangibles of $8 million for each of the nine months ended September 30, 2021 and 2020. Amortization that reduces the Company's equity in earnings of nC+ for future periods is expected to be $40 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2021, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $195 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $114 million as of September 30, 2021 and $123 million as of December 31, 2020. The Company recognized its portion of VIE operating results with net losses of $6 million and $17 million for the three months ended September 30, 2021 and 2020, respectively, and net losses of $21 million and $39 million for the nine months ended September 30, 2021 and 2020, respectively, in loss from equity investees, net on the consolidated statements of operations.
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
During the three months ended September 30, 2021, Sharecare, an investment that was formerly determined to not have a readily determinable fair value, was listed on the Nasdaq stock exchange and reclassified as an investment with readily determinable fair value. Prior to this reclassification, the Company recorded a gain of $77 million during the nine months ended September 30, 2021 as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The gains and losses related to the Company's investments with readily determinable fair values for the three and nine months ended September 30, 2021 and 2020 are summarized in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$(31)	$9	$31	$(6)
Less: Net gains recognized on equity securities sold	—	—	16	—
Unrealized gains (losses) recognized during reporting period on equity securities still held at the reporting date	$(31)	$9	$15	$(6)

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
During the nine months ended September 30, 2021, the Company invested $15 million in various equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had decreased $7 million in fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As of September 30, 2021, the Company had recorded cumulative upward adjustments of $9 million and cumulative impairments of $1 million for its equity investments without readily determinable fair values.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$173	$—	$173
Treasury securities	Cash and cash equivalents	100	—	—	100
Equity securities:
Time deposits	Prepaid expenses and other current assets	—	101	—	101
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	210	—	—	210
Company-owned life insurance contracts	Other noncurrent assets	—	31	—	31
Total		$322	$306	$—	$628
Liabilities
Deferred compensation plan	Accounts payable and accrued liabilities	$23	$—	$—	$23
Deferred compensation plan	Other noncurrent liabilities	232	—	—	232
Total		$255	$—	$—	$255

		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$7	$—	$7
Treasury securities	Cash and cash equivalents	500	—	—	500
Equity securities:
Money market funds	Cash and cash equivalents	—	150	—	150
Time deposits	Prepaid expenses and other current assets	—	250	—	250
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	200	—	—	200
Company-owned life insurance contracts	Other noncurrent assets	—	48	—	48
Total		$714	$459	$—	$1,173
Liabilities
Deferred compensation plan	Accounts payable and accrued liabilities	$28	$—	$—	$28
Deferred compensation plan	Other noncurrent liabilities	220	—	—	220
Total		$248	$—	$—	$248

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
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2021 and December 31, 2020. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $17.4 billion and $18.7 billion as of September 30, 2021 and December 31, 2020, respectively.
The Company's derivative financial instruments are discussed in Note 8 and its investments with readily determinable fair value are discussed in Note 3.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	September 30, 2021	December 31, 2020
Produced content rights:
Completed	$9,861	$8,576
In-production	737	731
Coproduced content rights:
Completed	994	888
In-production	65	78
Licensed content rights:
Acquired	1,225	1,312
Prepaid	254	556
Content rights, at cost	13,136	12,141
Accumulated amortization	(9,194)	(8,170)
Total content rights, net	3,942	3,971
Current portion	(254)	(532)
Noncurrent portion	$3,688	$3,439

Content expense consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Content amortization	$1,217	$762	$2,732	$2,110
Other production charges	150	96	333	202
Content impairments	2	1	3	8
Total content expense	$1,369	$859	$3,068	$2,320

As of September 30, 2021, the Company expects to amortize approximately 57%, 26% and 12% of its produced and co-produced content, excluding content in-production, and 50%, 22% and 10% of its licensed content rights in the next three twelve-month operating cycles ending September 30, 2022, 2023 and 2024, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. GOODWILL
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2020	$10,813	$2,257	$13,070
Dispositions	—	(3)	(3)
Foreign currency translation and other	—	(110)	(110)
September 30, 2021	$10,813	$2,144	$12,957
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of September 30, 2021 and December 31, 2020. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.6 billion as of September 30, 2021 and December 31, 2020.
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
During the fourth quarter of 2020, the Company performed its annual goodwill impairment assessment for all reporting units, and based on the quantitative impairment analysis for the Company’s Asia-Pacific reporting unit the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $85 million goodwill balance. The Europe reporting unit, which had headroom of approximately 20%, was the only reporting unit with fair value in excess of carrying value that was 20% or lower. During the nine months ended September 30, 2021, management concluded there were no triggering events. Management will continue to monitor this reporting unit for changes in the business environment that could impact recoverability.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. DEBT
The table below presents the components of outstanding debt (in millions).

	September 30, 2021	December 31, 2020
4.375% Senior Notes, semi-annual interest, due June 2021	$—	$335
2.375% Senior Notes, euro denominated, annual interest, due March 2022	349	369
3.300% Senior Notes, semi-annual interest, due May 2022	—	168
3.500% Senior Notes, semi-annual interest, due June 2022	—	62
2.950% Senior Notes, semi-annual interest, due March 2023	796	796
3.250% Senior Notes, semi-annual interest, due April 2023	192	192
3.800% Senior Notes, semi-annual interest, due March 2024	450	450
2.500% Senior Notes, sterling denominated, annual interest, due September 2024	539	545
3.900% Senior Notes, semi-annual interest, due November 2024	497	497
3.450% Senior Notes, semi-annual interest, due March 2025	300	300
3.950% Senior Notes, semi-annual interest, due June 2025	500	500
4.900% Senior Notes, semi-annual interest, due March 2026	700	700
1.900% Senior Notes, euro denominated, annual interest, due March 2027	699	739
3.950% Senior Notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior Notes, semi-annual interest, due May 2029	750	750
3.625% Senior Notes, semi-annual interest, due May 2030	1,000	1,000
5.000% Senior Notes, semi-annual interest, due September 2037	548	548
6.350% Senior Notes, semi-annual interest, due June 2040	664	664
4.950% Senior Notes, semi-annual interest, due May 2042	285	285
4.875% Senior Notes, semi-annual interest, due April 2043	516	516
5.200% Senior Notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior Notes, semi-annual interest, due May 2049	750	750
4.650% Senior Notes, semi-annual interest, due May 2050	1,000	1,000
4.000% Senior Notes, semi-annual interest, due September 2055	1,732	1,732
Total debt	15,217	15,848
Unamortized discount, premium and debt issuance costs, net (a)	(432)	(444)
Debt, net of unamortized discount, premium and debt issuance costs	14,785	15,404
Current portion of debt	(349)	(335)
Noncurrent portion of debt	$14,436	$15,069
(a) Current portion of unamortized discount, premium, and debt issuance costs, net is not material.
.Senior Notes
In the third quarter of 2021, Discovery Communications, LLC (“DCL”) and Scripps Networks Interactive, Inc. ("Scripps"), wholly owned subsidiaries of Discovery Inc., issued notices for the redemption in full of all $168 million aggregate principal amount outstanding of DCL's 3.300% Senior Notes due May 2022 and $62 million aggregate principal amount outstanding of DCL's and Scripps' 3.500% Senior Notes due June 2022 (collectively, the "2022 Notes"). The 2022 Notes were redeemed in July 2021 for an aggregate redemption price of $235 million, plus accrued interest. The redemption included $5 million for premium over par on the 2022 Notes and resulted in a loss on extinguishment of debt of $6 million.
In the first quarter of 2021, DCL issued a notice for the redemption in full of all $335 million aggregate principal amount outstanding of its 4.375% Senior Notes due June 2021 (the “2021 Notes”) in accordance with the terms of the indenture governing the 2021 Notes. The 2021 Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest. The redemption included $3 million for premium over par and resulted in a loss on extinguishment of debt of $3 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As of September 30, 2021, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for the remaining $23 million of un-exchanged Scripps Networks senior notes acquired in conjunction with the acquisition of Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
In June 2021, DCL entered into a multicurrency revolving credit agreement (the "Credit Agreement"), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. DCL has the capacity to initially borrow up to $2.5 billion under the Credit Agreement. Upon the closing of the proposed combination transaction with WarnerMedia, the available commitments may be increased by $3.5 billion, to an aggregate amount not to exceed $6 billion. The Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by Discovery, Inc. and Scripps Networks Interactive, Inc., and will also be guaranteed by the holding company of the WarnerMedia business upon the closing of the proposed combination transaction. The Credit Agreement will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2021, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In anticipation of the proposed combination transaction with WarnerMedia, the Company executed forward starting interest rate swap contracts with a total notional value of $5.0 billion, swaption collars with a total notional value of $2.5 billion, and purchase payer swaptions with a total notional value of $7.5 billion during the three months ended September 30, 2021. The objective of these contracts is to mitigate interest rate risk associated with the forecasted issuance of future fixed-rate public debt. Premiums of $142 million were paid at execution and reflected as cash outflows from investing activities. The contracts did not receive hedging designation and changes in the fair value are recognized in other income (expense), net in the consolidated statements of operations.
During the three months ended September 30, 2021, the Company also unwound and settled foreign exchange cash flow hedges with a total notional value of $245 million. The $9 million pretax accumulated other comprehensive gain will be deferred in other comprehensive income until the hedged transaction occurs or is determined to be no longer probable of occurring within the defined hedged periods.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of September 30, 2021 and December 31, 2020. The fair value of the Company's derivative financial instruments at September 30, 2021 and December 31, 2020 was determined using a market-based approach (Level 2).

	September 30, 2021					December 31, 2020
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$969	$9	$7	$4	$5	$1,082	$2	$5	$14	$17
Interest rate swaps	2,000	57	—	7	—	2,000	—	11	—	89
Net investment hedges: (a)
Cross-currency swaps	3,509	46	51	19	86	3,544	34	41	—	154
Foreign exchange	37	4	—	—	—	44	2	—	—	—
No hedging designation:
Foreign exchange	929	3	—	25	50	1,035	—	—	2	26
Interest rate swaps	15,000	157	90	—	—	—	—	—	—	—
Cross-currency swaps	139	3	—	—	4	139	2	—	—	13
Total		$279	$148	$55	$145		$40	$57	$16	$299

(a) Excludes £400 million of sterling notes ($539 million equivalent at September 30, 2021) designated as a net investment hedge. (See Note 7.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$15	$(19)	$45	$50
Interest rate - derivative adjustments	3	53	129	(219)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	1	—	1	1
Foreign exchange - distribution revenue	2	5	1	25
Foreign exchange - costs of revenues	—	—	—	2
Interest rate - interest expense, net	—	—	(1)	1

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of September 30, 2021 remained static over the next twelve months, the Company would reclassify $3 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 34 years.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2021	2020		2021	2020
Cross currency swaps	$46	$(78)	Interest expense, net	$10	$10
Foreign exchange contracts	4	(1)	Other income (expense), net	—	—
Sterling notes (foreign denominated debt)	14	(23)	N/A	—	—
Total	$64	$(102)		$10	$10

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2021	2020		2021	2020
Cross currency swaps	$93	$26	Interest expense, net	$31	$33
Foreign exchange contracts	4	3	Other income (expense), net	—	—
Sterling notes (foreign denominated debt)	6	10	N/A	—	—
Total	$103	$39		$31	$33

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate swaps	$106	$—	$106	$—
Cross-currency swaps	2	(8)	8	(1)
Equity	—	—	—	7
Foreign exchange derivatives	(20)	27	(47)	(10)
Total in other income (expense), net	$88	$19	$67	$(4)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of September 30, 2021, the Company had repurchased 3 million and 229 million shares of Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $8.2 billion, respectively. There were no stock repurchases during the three and nine months ended September 30, 2021. During the three months ended September 30, 2020, the Company repurchased 11.2 million shares of its common stock for $228 million. During the nine months ended September 30, 2020, the Company repurchased 30.7 million shares of its common stock for $751 million.
Preferred Stock
During the nine months ended September 30, 2021, Advance Newhouse Programming Partnership converted 0.6 million of its Series C-1 convertible preferred stock into 11.0 million shares of Series C common stock.
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(187)	$1	$(186)	$193	$(11)	$182
Net investment hedges	59	(17)	42	(106)	25	(81)
Total currency translation adjustments	(128)	(16)	(144)	87	14	101

Derivative adjustments:
Unrealized gains (losses)	18	(3)	15	35	(9)	26
Reclassifications from other comprehensive income to net income	(3)	—	(3)	(5)	1	(4)
Total derivative adjustments	15	(3)	12	30	(8)	22
Other comprehensive income (loss) adjustments	$(113)	$(19)	$(132)	$117	$6	$123

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(296)	$15	$(281)	$29	$46	$75
Net investment hedges	88	(10)	78	23	(22)	1
Total currency translation adjustments	(208)	5	(203)	52	24	76

Derivative adjustments:
Unrealized gains (losses)	174	(36)	138	(168)	40	(128)
Reclassifications from other comprehensive income to net income	(1)	—	(1)	(29)	5	(24)
Total derivative adjustments	173	(36)	137	(197)	45	(152)
Other comprehensive income (loss) adjustments	$(35)	$(31)	$(66)	$(145)	$69	$(76)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(614)	$44	$(15)	$(585)
Other comprehensive income (loss) before reclassifications	(144)	15	—	(129)
Reclassifications from accumulated other comprehensive loss to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(144)	12	—	(132)
Ending balance	$(758)	$56	$(15)	$(717)

	Three Months Ended September 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(872)	$(142)	$(7)	$(1,021)
Other comprehensive income (loss) before reclassifications	101	26	—	127
Reclassifications from accumulated other comprehensive loss to net income	—	(4)	—	(4)
Other comprehensive income (loss)	101	22	—	123
Ending balance	$(771)	$(120)	$(7)	$(898)

	Nine Months Ended September 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(555)	$(81)	$(15)	$(651)
Other comprehensive income (loss) before reclassifications	(203)	138	—	(65)
Reclassifications from accumulated other comprehensive loss to net income	—	(1)	—	(1)
Other comprehensive income (loss)	(203)	137	—	(66)
Ending balance	$(758)	$56	$(15)	$(717)

	Nine Months Ended September 30, 2020
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(847)	$32	$(7)	$(822)
Other comprehensive income (loss) before reclassifications	76	(128)	—	(52)
Reclassifications from accumulated other comprehensive loss to net income	—	(24)	—	(24)
Other comprehensive income (loss)	76	(152)	—	(76)
Ending balance	$(771)	$(120)	$(7)	$(898)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10. REVENUES AND ACCOUNTS RECEIVABLE
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended September 30,
	2021				2020
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$991	$467	$—	$1,458	$941	$365	$—	$1,306
Distribution	841	538	—	1,379	696	503	—	1,199
Other	26	290	(3)	313	22	34	—	56
Total	$1,858	$1,295	$(3)	$3,150	$1,659	$902	$—	$2,561

	Nine Months Ended September 30,
	2021				2020
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$3,090	$1,420	$—	$4,510	$2,964	$1,017	$—	$3,981
Distribution	2,465	1,592	—	4,057	2,143	1,504	—	3,647
Other	82	363	(8)	437	64	87	6	157
Total	$5,637	$3,375	$(8)	$9,004	$5,171	$2,608	$6	$7,785

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
The Company’s accounts receivable balances and the related credit losses arise primarily from distribution and advertising revenue. The Company monitors ongoing credit exposure through active review of customers’ financial conditions, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The allowance for credit losses decreased from $59 million at December 31, 2020 to $54 million at September 30, 2021. The activity in the allowance for credit losses for the nine months ended September 30, 2021 was not material.
Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $710 million and $649 million at September 30, 2021 and December 31, 2020, respectively. Noncurrent deferred revenue is a component of other noncurrent liabilities on the consolidated balance sheets. The change in deferred revenue for the nine months ended September 30, 2021 was primarily due to cash payments received for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenue recognized during the period, of which $414 million was included in the deferred revenue balance at December 31, 2020. Revenue recognized for the nine months ended September 30, 2020 related to the deferred revenue balance at December 31, 2019 was $340 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees; by calculating one twelfth of annual license fees specified in its distribution contracts; or based on the pro-rata fees earned calculated on the license fees specified in the distribution contract. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.4 billion as of September 30, 2021 and is expected to be recognized over the next six years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $684 million as of September 30, 2021 and is expected to be recognized over the next four years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $93 million as of September 30, 2021 and is expected to be recognized over the next eleven years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PRSUs	$(2)	$4	$10	$(8)
RSUs	29	21	80	58
Stock options	17	8	43	24
SARs	(5)	(1)	1	(12)
Total share-based compensation expense	$39	$32	$134	$62
Tax benefit recognized	$6	$5	$21	$12
The Company recorded total liabilities for cash-settled and other liability-settled share-based compensation awards of $23 million and $55 million as of September 30, 2021 and December 31, 2020, respectively. The current portion of the liability for cash-settled and other liability-settled awards was $20 million and $37 million as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021, 5.9 million stock options were exercised and the Company received proceeds of $159 million from these transactions.
The table below presents awards granted (in millions, except weighted-average grant price).

	Nine Months Ended September 30, 2021
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.2	$58.18
RSUs	2.9	$53.66
Stock options	15.5	$40.25

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2021 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$2	0.3
RSUs	261	2.4
Stock options	242	2.7
SARs	—	0.3
Total unrecognized compensation cost	$505
Of the $261 million of unrecognized compensation cost related to RSUs, $50 million is related to cash-settled RSUs. Stock-settled RSUs are expected to be recognized over a weighted-average period of 1.2 years and cash-settled RSUs are expected to be recognized over a weighted-average period of 2.6 years.
NOTE 12. INCOME TAXES
Income tax expense (benefit) was $36 million and $144 million for the three and nine months ended September 30, 2021, respectively, and an $11 million benefit and $275 million expense for the three and nine months ended September 30, 2020, respectively. The increase in the three months ended September 30, 2021 was primarily attributable to a deferred tax benefit of $51 million recorded in the three months ended September 30, 2020 as a result of the UK Finance Act 2020 that was enacted in July 2020 and a tax benefit from favorable multi-year state resolution that did not recur in the current quarter. The decrease in income tax expense for the nine months ended September 30, 2021 was primarily attributable to a deferred tax benefit of $151 million as a result of the UK Finance Act 2021 that was enacted in June 2021.
Income tax expense for the three months ended September 30, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions. Income tax expense for the nine months ended September 30, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to a deferred tax benefit of $151 million as a result of the UK Finance Act 2021 that was enacted in June 2021, and to a lesser extent, state and local income taxes and favorable noncontrolling interest tax adjustments.
The Company's reserves for uncertain tax positions as of September 30, 2021 and December 31, 2020 totaled $407 million and $348 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $75 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2021 and December 31, 2020, the Company had accrued approximately $59 million and $53 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. EARNINGS PER SHARE
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$197	$330	$1,106	$1,037
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(17)	(31)	(104)	(99)
Net income attributable to noncontrolling interests	(32)	(29)	(116)	(82)
Net income attributable to redeemable noncontrolling interests	(9)	(1)	(22)	(7)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	(4)	—	(3)
Net income allocated to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$139	$265	$864	$846

Allocation of net income:
Series A, B and C common stockholders	$120	$223	$738	$714
Series C-1 convertible preferred stockholders	19	42	126	132
Total	139	265	864	846
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	17	31	104	99
Net income allocated to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$156	$296	$968	$945

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	506	505	503	510
Impact of assumed preferred stock conversion	154	165	156	165
Dilutive effect of share-based awards	3	2	6	2
Series A, B and C common shares outstanding — diluted	663	672	665	677
Series C-1 convertible preferred stock outstanding — basic and diluted	4	5	4	5

Basic net income per share allocated to:
Series A, B and C common stockholders	$0.24	$0.44	$1.47	$1.40
Series C-1 convertible preferred stockholders	$4.57	$8.55	$28.45	$27.11

Diluted net income per share allocated to:
Series A, B and C common stockholders	$0.24	$0.44	$1.46	$1.40
Series C-1 convertible preferred stockholders	$4.56	$8.53	$28.20	$27.03

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive share-based awards	32	27	10	26
NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
Cash paid for taxes, net	$555	$353
Cash paid for interest, net	515	516
Non-cash investing and financing activities:
Unsettled stock repurchases	—	14
Accrued purchases of property and equipment	22	33
Assets acquired under finance lease and other arrangements	119	79

Cash, Cash Equivalents, and Restricted Cash

	September 30, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$3,116	$2,091
Restricted cash - other current assets	10	31
Total cash, cash equivalents, and restricted cash	$3,126	$2,122
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues and service charges:
Liberty Group	$167	$158	$507	$513
Equity method investees	57	42	181	152
Other	23	26	74	71
Total revenues and service charges	$247	$226	$762	$736
Expenses	$(62)	$(74)	$(176)	$(168)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(18)	$(14)	$(231)	$(216)
The table below presents receivables due from and payables due to related parties (in millions).

	September 30, 2021	December 31, 2020
Receivables	$177	$177
Payables	$22	$43
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
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Networks	$1,858	$1,659	$5,637	$5,171
International Networks	1,295	902	3,375	2,608
Corporate, inter-segment eliminations and other	(3)	—	(8)	6
Total revenues	$3,150	$2,561	$9,004	$7,785
Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Networks	$963	$951	$2,836	$3,029
International Networks	(79)	127	287	527
Corporate, inter-segment eliminations and other	(158)	(124)	(443)	(362)
Adjusted OIBDA	$726	$954	$2,680	$3,194

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Income available to Discovery, Inc. to Adjusted OIBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available to Discovery, Inc.	$156	$300	$968	$948
Net income attributable to redeemable noncontrolling interests	9	1	22	7
Net income attributable to noncontrolling interests	32	29	116	82
Income tax expense (benefit)	36	(11)	144	275
Income before income taxes	233	319	1,250	1,312
Other (income) expense, net	(78)	28	(255)	92
Loss from equity investees, net	9	18	20	62
Loss on extinguishment of debt	6	5	10	76
Interest expense, net	159	161	479	485
Operating income	329	531	1,504	2,027
Gain on disposition	—	—	(72)	—
Restructuring and other charges	7	53	29	75
Impairment of goodwill and other intangible assets	—	—	—	38
Depreciation and amortization	341	341	1,043	1,001
Employee share-based compensation	36	29	124	53
Transaction and integration costs	13	—	52	—
Adjusted OIBDA	$726	$954	$2,680	$3,194
NOTE 18. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate, inter-segment eliminations, and other were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Networks	$4	$29	$5	$41
International Networks	4	13	24	17
Corporate, inter-segment eliminations, and other	(1)	11	—	17
Total restructuring and other charges	$7	$53	$29	$75

Restructuring charges for the three and nine months ended September 30, 2021 and 2020 primarily include charges related to employee relocation and termination costs. During 2020, the Company implemented various cost-savings initiatives including personnel reductions, restructurings and resource reallocations to align its expense structure to ongoing changes within the industry, including economic challenges resulting from the COVID-19 pandemic. These actions are intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and have continued throughout 2021.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category were as follows (in millions).

	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
December 31, 2020	$23	$20	$15	$58
Employee termination accruals, net	5	24	—	29
Cash paid	(20)	(29)	(11)	(60)
September 30, 2021	$8	$15	$4	$27

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
BUSINESS OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air, and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.7 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. As of September 30, 2021, we had 20 million total paid DTC subscribers.1 We distribute customized content in the U.S. and over 220 other countries and territories in nearly 50 languages. We have an extensive library of content and own most rights to our content and footage, which enables us to leverage our library to quickly launch brands and services into new markets and on new platforms. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
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
1 We define a subscription as (i) a subscription to a direct-to-consumer product for which we have recognized subscription revenue from a direct-to-consumer platform; (ii) a subscription received through wholesale arrangements in which we receive a fee for the distribution of our direct-to-consumer platforms, as well as subscriptions provided directly or through third-party platforms; and (iii) a subscription recognized by certain joint venture partners and affiliated parties. We may refer to the aggregate number of subscriptions across our direct-to-consumer services as subscribers. A subscriber is only counted if they are on a paying status, and excludes users on free trials. At the end of each quarter, we include the actual number of users that rolled to pay up to seven days immediately following quarter end.

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
The proposed combination transaction will be executed through a Reverse Morris Trust type transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata dividend or through an exchange offer or a combination of both, and immediately thereafter, combined with Discovery. In connection with the combination transaction, AT&T will receive approximately $43 billion (subject to adjustment) in a combination of cash, debt securities and WarnerMedia’s retention of certain debt. The Company established an interest rate derivative program to mitigate interest rate risk associated with the anticipated issuance of future fixed-rate debt by WarnerMedia, which is expected to be guaranteed by the Company upon closing of the transaction. (See Note 8 to the accompanying consolidated financial statements.)
Immediately prior to closing, all shares of Series A, Series B, and Series C common stock and Series A-1 and Series C-1 convertible preferred stock will be reclassified and converted to one class of Discovery common stock. AT&T’s shareholders that receive WarnerMedia stock in the distribution will receive stock representing 71% of the combined company and Discovery shareholders will own 29% of the combined company, in each case on a fully diluted basis. The Boards of Directors of both AT&T and Discovery have approved the transaction.
The transaction is anticipated to close in mid-2022, subject to approval by the Company's shareholders and customary closing conditions, including receipt of regulatory approvals. Agreements are in place with Dr. John Malone and Advance/Newhouse Programming Partnership to vote in favor of the transaction. The transaction requires, among other things, the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock, which consent was given pursuant to a consent agreement. In connection with Advance/Newhouse’s Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it will receive an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock would be converted. Upon the closing, the impact the issuance of such additional shares of common stock of Discovery will be recorded as a transaction expense. No vote by AT&T shareholders is required.
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

Beginning in the second quarter of 2020, demand for our advertising products and services decreased due to economic disruptions from limitations on social and commercial activity. These economic disruptions and the resulting effect on the Company eased during the second half of 2020. We currently do not expect the pandemic will have a significant impact on demand during fiscal year 2021. Many of our third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020 and, as a result, we have incurred additional costs to comply with various governmental regulations and implement certain safety measures for our employees, talent, and partners. Additionally, certain sporting events that we have rights to were cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which occurred in July and August 2021. The postponement of the Olympic Games deferred both Olympic-related revenues and significant expenses from fiscal year 2020 to fiscal year 2021.
In response to the impact of the pandemic, we employed innovative production and programming strategies, including producing content filmed by our on-air talent and seeking viewer feedback on which content to air. We continue to pursue a number of cost savings initiatives, which began during the third quarter of 2020 through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry.
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
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,
	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$1,458	$1,306	12%	11%
Distribution	1,379	1,199	15%	15%
Other	313	56	NM	NM
Total revenues	3,150	2,561	23%	23%
Costs of revenues, excluding depreciation and amortization	1,529	1,003	52%	52%
Selling, general and administrative	944	633	49%	47%
Depreciation and amortization	341	341	—%	(1)%
Restructuring and other charges	7	53	(87)%	(87)%
Total costs and expenses	2,821	2,030	39%	38%
Operating income	329	531	(38)%	(38)%
Interest expense, net	(159)	(161)	(1)%
Loss on extinguishment of debt	(6)	(5)	20%
Loss from equity investees, net	(9)	(18)	(50)%
Other income (expense), net	78	(28)	NM
Income before income taxes	233	319	(27)%
Income tax (expense) benefit	(36)	11	NM
Net income	197	330	(40)%
Net income attributable to noncontrolling interests	(32)	(29)	10%
Net income attributable to redeemable noncontrolling interests	(9)	(1)	NM
Net income available to Discovery, Inc.	$156	$300	(48)%

NM - Not meaningful

	Nine Months Ended September 30,
	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$4,510	$3,981	13%	12%
Distribution	4,057	3,647	11%	10%
Other	437	157	NM	NM
Total revenues	9,004	7,785	16%	14%
Costs of revenues, excluding depreciation and amortization	3,553	2,731	30%	27%
Selling, general and administrative	2,947	1,913	54%	51%
Depreciation and amortization	1,043	1,001	4%	3%
Impairment of goodwill and other intangible assets	—	38	NM	NM
Restructuring and other charges	29	75	(61)%	(60)%
Gain on disposition	(72)	—	NM	NM
Total costs and expenses	7,500	5,758	30%	28%
Operating income	1,504	2,027	(26)%	(24)%
Interest expense, net	(479)	(485)	(1)%
Loss on extinguishment of debt	(10)	(76)	(87)%
Loss from equity investees, net	(20)	(62)	(68)%
Other income (expense), net	255	(92)	NM
Income before income taxes	1,250	1,312	(5)%
Income tax expense	(144)	(275)	(48)%
Net income	1,106	1,037	7%
Net income attributable to noncontrolling interests	(116)	(82)	41%
Net income attributable to redeemable noncontrolling interests	(22)	(7)	NM
Net income available to Discovery, Inc.	$968	$948	2%

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
Advertising revenue increased 12% and 13% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 11% and 12% for the three and nine months ended September 30, 2021, respectively. The increase for the three and nine months ended September 30, 2021 was primarily attributable to improved overall performance in all regions at International Networks as advertising markets continued to recover from the impact of COVID-19.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand content licensing and DTC subscription services.
Distribution revenue increased 15% and 11% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 15% and 10% for the three and nine months ended September 30, 2021, respectively. The increase for the three and nine months ended September 30, 2021 was primarily attributable to an increase at U.S. Networks due to discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers. The increase for the nine months ended September 30, 2021 was also partially offset by certain prior year non-recurring items.
Other revenue increased $257 million and $280 million for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, other revenue increased $266 million and $288 million for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”

Costs of Revenues
The Company's principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events, and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs, and production costs.
Costs of revenues increased 52% and 30% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, cost of revenues increased 52% and 27% for the three and nine months ended September 30, 2021, respectively. The increase for the three and nine months ended September 30, 2021, was primarily attributable to the Olympics, and to a lesser extent European sporting events and leagues returning to a more normalized schedule, and higher content investment related to discovery+.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses increased 49% and 54% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 47% and 51% for the three and nine months ended September 30, 2021, respectively. The increase for the three and nine months ended September 30, 2021 was primarily attributable to higher marketing-related expenses to support the launch of discovery+ and the Olympics.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization was flat and increased 4% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, depreciation and amortization decreased 1% and increased 3% for the three and nine months ended September 30, 2021, respectively. The increase for the nine months ended September 30, 2021 was primarily attributable to assets placed in service related to the launch of discovery+.
Restructuring and Other Charges
Restructuring and other charges were $7 million and $29 million for the three and nine months ended September 30, 2021, respectively, as compared to $53 million and $75 million for the three and nine months ended September 30, 2020, respectively. Restructuring and other charges primarily include employee relocation and termination costs during the three and nine months ended September 30, 2021 and 2020. (See Note 18 to the accompanying consolidated financial statements.)
Gain on Disposition
Gain on disposition was $72 million for the nine months ended September 30, 2021, and was primarily attributable to the sale of our Great American Country network. (See Note 2 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased 1% for the three and nine months ended September 30, 2021 compared to the prior year period. (See Note 7 and Note 8 to the accompanying consolidated financial statements.)
Loss on Extinguishment of Debt
Losses of extinguishment of debt were $6 million and $10 million for the three and nine months ended September 30, 2021, respectively, as compared to losses of $5 million and $76 million for the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2020, we repurchased $1.5 billion aggregate principal amount of DCL's and Scripps Networks' senior notes. The repurchase resulted in a loss on extinguishment of debt of $76 million. (See Note 7 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
We reported losses from our equity method investees of $9 million and $20 million for the three and nine months ended September 30, 2021, respectively, as compared to losses of $18 million and $62 million for the three and nine months ended September 30, 2020, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 3 to the accompanying consolidated financial statements.)

Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in the value of equity investments without readily determinable fair value	$(7)	$—	$74	$(2)
Foreign currency gain (loss), net	26	(46)	73	(75)
Gains (losses) on derivative instruments, net	88	19	67	(4)
Gain on sale of investment with readily determinable fair value	—	—	16	—
Change in the value of investments with readily determinable fair value	(31)	9	15	(6)
Gain on sale of equity method investments	—	—	4	3
Interest income	1	1	4	6
Other income (expense), net	1	—	2	(3)
Total other income (expense), net	$78	$(28)	$255	$(92)

Income Tax Expense (Benefit)
Income tax expense (benefit) was $36 million and $144 million for the three and nine months ended September 30, 2021, respectively, and an $11 million benefit and $275 million expense for the three and nine months ended September 30, 2020, respectively. The increase in the three months ended September 30, 2021 was primarily attributable to a deferred tax benefit of $51 million recorded in the three months ended September 30, 2020 as a result of the UK Finance Act 2020 that was enacted in July 2020 and a tax benefit from favorable multi-year state resolution that did not recur in the current quarter. The decrease in income tax expense for the nine months ended September 30, 2021 was primarily attributable to a deferred tax benefit of $151 million as a result of the UK Finance Act 2021 that was enacted in June 2021.
Income tax expense for the three months ended September 30, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions. Income tax expense for the nine months ended September 30, 2021 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to a deferred tax benefit of $151 million as a result of the UK Finance Act 2021 that was enacted in June 2021, and to a lesser extent, state and local income taxes and favorable noncontrolling interest tax adjustments.
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

	Three Months Ended September 30,
	2021	2020	% Change
Net income available to Discovery, Inc.	$156	$300	(48)%
Net income attributable to redeemable noncontrolling interests	9	1	NM
Net income attributable to noncontrolling interests	32	29	10%
Income tax expense (benefit)	36	(11)	NM
Income before income taxes	233	319	(27)%
Other (income) expense, net	(78)	28	NM
Loss from equity investees, net	9	18	(50)%
Loss on extinguishment of debt	6	5	20%
Interest expense, net	159	161	(1)%
Operating income	329	531	(38)%
Restructuring and other charges	7	53	(87)%
Depreciation and amortization	341	341	—%
Employee share-based compensation	36	29	24%
Transaction and integration costs	13	—	NM
Adjusted OIBDA	$726	$954	(24)%

Adjusted OIBDA
U.S. Networks	$963	$951	1%
International Networks	(79)	127	NM
Corporate, inter-segment eliminations, and other	(158)	(124)	(27)%
Adjusted OIBDA	$726	$954	(24)%

	Nine Months Ended September 30,
	2021	2020	% Change
Net income available to Discovery, Inc.	$968	$948	2%
Net income attributable to redeemable noncontrolling interests	22	7	NM
Net income attributable to noncontrolling interests	116	82	41%
Income tax expense	144	275	(48)%
Income before income taxes	1,250	1,312	(5)%
Other (income) expense, net	(255)	92	NM
Loss from equity investees, net	20	62	(68)%
Loss on extinguishment of debt	10	76	(87)%
Interest expense, net	479	485	(1)%
Operating income	1,504	2,027	(26)%
Gain on disposition	(72)	—	NM
Restructuring and other charges	29	75	(61)%
Impairment of goodwill and other intangible assets	—	38	NM
Depreciation and amortization	1,043	1,001	4%
Employee share-based compensation	124	53	NM
Transaction and integration costs	52	—	NM
Adjusted OIBDA	$2,680	$3,194	(16)%

Adjusted OIBDA
U.S. Networks	$2,836	$3,029	(6)%
International Networks	287	527	(46)%
Corporate, inter-segment eliminations, and other	(443)	(362)	(22)%
Adjusted OIBDA	$2,680	$3,194	(16)%

The table below presents the calculation of Adjusted OIBDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenues:
U.S. Networks	$1,858	$1,659	12%	$5,637	$5,171	9%
International Networks	1,295	902	44%	3,375	2,608	29%
Corporate, inter-segment eliminations, and other	(3)	—	NM	(8)	6	NM
Total revenues	3,150	2,561	23%	9,004	7,785	16%
Costs of revenues, excluding depreciation and amortization	1,529	1,003	52%	3,553	2,731	30%
Selling, general and administrative (a)	895	604	48%	2,771	1,860	49%
Adjusted OIBDA	$726	$954	(24)%	$2,680	$3,194	(16)%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs.

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenues:
Advertising	$991	$941	5%	$3,090	$2,964	4%
Distribution	841	696	21%	2,465	2,143	15%
Other	26	22	18%	82	64	28%
Total revenues	1,858	1,659	12%	5,637	5,171	9%
Costs of revenues, excluding depreciation and amortization	459	445	3%	1,339	1,334	—%
Selling, general and administrative	436	263	66%	1,462	808	81%
Adjusted OIBDA	963	951	1%	2,836	3,029	(6)%
Employee share-based compensation	—	—		(1)	—
Depreciation and amortization	222	225		671	676
Restructuring and other charges	4	29		5	41
Inter-segment eliminations	(1)	1		(3)	3
Gain on disposition	—	—		(77)	—
Operating income	$738	$696		$2,241	$2,309
Revenues
Advertising revenue increased 5% and 4% for the three and nine months ended September 30, 2021, respectively. The increases were primarily attributable to higher pricing, the continued monetization of content offerings on our next generation initiatives and higher inventory, partially offset by lower overall ratings, and to a lesser extent, secular declines in the pay-TV ecosystem.
Distribution revenue increased 21% and 15% for the three and nine months ended September 30, 2021, respectively. The increases were primarily attributable to discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers. The increase for the nine months ended September 30, 2021 was also partially offset by certain prior year non-recurring items. Excluding these prior year non-recurring items, distribution revenue increased 17% for the nine months ended September 30, 2021. Total subscribers to our linear networks at September 30, 2021 were 8% lower than at September 30, 2020, while subscribers to our fully distributed linear networks were 3% lower than the prior year. Excluding the impact of the sale of our Great American Country linear network, total subscribers to our linear networks at September 30, 2021 were 4% lower than at September 30, 2020.
Other revenues increased $4 million and $18 million for the three and nine months ended September 30, 2021, respectively.

Costs of Revenues
Costs of revenues increased 3% for the three months ended September 30, 2021 and was flat for the nine months ended September 30, 2021. The increase for the three months ended September 30, 2021 was primarily attributable to third-party app store fees and our growing content investment in discovery+. The change for the nine months ended September 30, 2021 was primarily attributable to our growing content investment in discovery +, a non-recurring, non-cash item in the second quarter of 2020, and third-party app store fees, offset by more efficient content spend on our linear networks.
Content expense was $395 million and $391 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 billion and $1.2 billion for the nine months ended September 30, 2021 and 2020, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 66% and 81% for the three and nine months ended September 30, 2021, respectively. The increases were primarily attributable to higher marketing-related expenses to support discovery+.
Adjusted OIBDA
Adjusted OIBDA increased 1% and decreased 6% for the three and nine months ended September 30, 2021, respectively.
International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change	% Change (ex-FX)	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$467	$365	28%	26%	$1,420	$1,017	40%	32%
Distribution	538	503	7%	6%	1,592	1,504	6%	4%
Other	290	34	NM	NM	363	87	NM	NM
Total revenues	1,295	902	44%	43%	3,375	2,608	29%	25%
Costs of revenues, excluding depreciation and amortization	1,072	554	94%	92%	2,218	1,389	60%	52%
Selling, general and administrative	302	221	37%	32%	870	692	26%	19%
Adjusted OIBDA	(79)	127	NM	NM	287	527	(46)%	(43)%
Depreciation and amortization	90	93			281	259
Impairment of goodwill and other intangible assets	—	—			—	38
Restructuring and other charges	4	13			24	17
Transaction and integration costs	—	—			4	—
Inter-segment eliminations	1	—			3	—
Loss on disposition	—	—			5	—
Operating income	$(174)	$21			$(30)	$213
Revenues
Advertising revenue increased 28% and 40% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, advertising revenue increased 26% and 32% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to improved overall performance in all regions as advertising markets continued to recover from the impact of COVID-19, as well as benefiting from the broadcast of the Summer Olympics across Europe.

Distribution revenue increased 7% and 6% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, distribution revenue increased 6% and 4% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to an increase in next generation revenues due to subscriber growth for discovery+, partially offset by lower contractual affiliate rates in some European markets.
Other revenue increased $256 million and $276 million for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, other revenue increased $265 million and $284 million for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
Costs of Revenues
Costs of revenues increased 94% and 60% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, costs of revenues increased 92% and 52% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to costs related to the Olympics and to a lesser extent, European sporting events and leagues returning to a more normalized schedule, and higher content investment related to discovery+.
Content expense, excluding the impact of foreign currency fluctuations, was $845 million and $387 million for the three months ended September 30, 2021 and 2020, respectively, and $1.6 billion and $968 million for the nine months ended September 30, 2021 and 2020, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 37% and 26% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 32% and 19% for the three and nine months ended September 30, 2021. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to higher marketing-related expenses to support discovery+ and the Olympics, and to a lesser extent, personnel costs to support discovery+.
Adjusted OIBDA
Adjusted OIBDA decreased $206 million and $240 million for the three and nine months ended September 30, 2021, respectively. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA decreased $205 million and $226 million for the three and nine months ended September 30, 2021, respectively.
Corporate, Inter-segment Eliminations, and Other
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenues	$(3)	$—	NM	$(8)	$6	NM
Costs of revenues, excluding depreciation and amortization	(2)	4	NM	(4)	8	NM
Selling, general and administrative	157	120	31%	439	360	22%
Adjusted OIBDA	(158)	(124)	(27)%	(443)	(362)	(22)%
Employee share-based compensation	36	29		125	53
Depreciation and amortization	29	23		91	66
Restructuring and other charges	(1)	11		—	17
Transaction and integration costs	13	—		48	—
Inter-segment eliminations	—	(1)		—	(3)
Operating loss	$(235)	$(186)		$(707)	$(495)
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and third-party transaction and integration costs.

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2021, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2021, we had $3.1 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock, and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We also have a $2.5 billion revolving credit facility and commercial paper program described below.
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
The Credit Agreement will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2021, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Investments
We received proceeds of $498 million during the nine months ended September 30, 2021 from the sales and maturities of investments.
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
In addition, we have $349 million of senior notes coming due in March 2022.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $273 million during the nine months ended September 30, 2021, including amounts capitalized to support our next generation platforms, such as discovery+. In addition, we expect to continue to incur significant costs to develop and market discovery+ in the future.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the nine months ended September 30, 2021, we contributed $137 million for investments in and advances to our investees. We also purchased $103 million of investments during the nine months ended September 30, 2021.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $358 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us, which may be exercised in 2021. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $231 million and $216 million for the nine months ended September 30, 2021 and 2020, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations, and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 9 to the accompanying consolidated financial statements.) During the nine months ended September 30, 2021, we did not repurchase any of our common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2021, we made cash payments of $555 million and $515 million for income taxes and interest on our outstanding debt, respectively.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents, and restricted cash, beginning of period	$2,122	$1,552
Cash provided by operating activities	1,914	2,186
Cash used in investing activities	(30)	(550)
Cash used in financing activities	(811)	(1,272)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(69)	40
Net change in cash, cash equivalents, and restricted cash	1,004	404
Cash, cash equivalents, and restricted cash, end of period	$3,126	$1,956
Operating Activities
Cash provided by operating activities was $1.9 billion and $2.2 billion during the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash provided by operating activities was primarily attributable to a negative fluctuation in working capital activity, partially offset by an increase in net income excluding non-cash items.
Investing Activities
Cash used in investing activities was $30 million and $550 million during the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in investing activities was primarily attributable to proceeds received from the sales and maturities of investments and a reduction in purchases of investments, partially offset by an increase in payments for derivatives during the nine months ended September 30, 2021.
Financing Activities
Cash used in financing activities was $811 million and $1.3 billion during the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in financing activities was primarily attributable to a reduction in repurchases of stock during the nine months ended September 30, 2021.
Capital Resources
As of September 30, 2021, capital resources were comprised of the following (in millions).

	September 30, 2021
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,116	$—	$—	$3,116
Revolving credit facility and commercial paper program	2,500	—	—	2,500
Senior notes (a)	15,217	—	15,217	—
Total	$20,833	$—	$15,217	$5,616

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2021 had interest rates that ranged from 1.90% to 6.35% and will mature between 2022 and 2055.

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

As of September 30, 2021, we held $457 million of our $3.1 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
Each of the Company, DCL, Discovery Communications Holding LLC (“DCH”), and/or Scripps Networks has the ability to conduct registered offerings of debt securities under the Company’s shelf registration statement. As of September 30, 2021 and December 31, 2020, all of the Company’s outstanding registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company and guaranteed by the Company and Scripps Networks, except for $23 million of senior notes outstanding as of September 30, 2021 that have been issued by Scripps Networks and are not guaranteed. (See Note 7.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of DCH. The Company wholly owns DCH through a 33 1/3% direct ownership interest and a 66 2/3% indirect ownership interest through Discovery Holding Company (“DHC”), a wholly owned subsidiary of the Company. Scripps Networks is 100% owned by the Company.
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

	September 30, 2021	December 31, 2020
Current assets	$3,820	$2,308
Non-guarantor intercompany trade receivables, net	$103	$217
Noncurrent assets	$6,077	$5,905
Current liabilities	$905	$915
Noncurrent liabilities	$15,742	$16,500

Nine Months Ended September 30, 2021
Revenues	$1,562
Operating income	$815
Net income	$419
Net income available to Discovery, Inc.	$401

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. The nature of our contractual commitments is evolving with the launch and our support of discovery+. Total contractual commitments have increased approximately 14% as set forth in "Commitments and Off-Balance Sheet Arrangements" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K, which was primarily attributable to new technology and marketing commitments.
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
•Consolidation; and
•Revenue recognition
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the nine months ended September 30, 2021. (See Note 1 to the accompanying consolidated financial statements.)
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our consolidated indebtedness as of September 30, 2021 was approximately $15.2 billion. Upon completion of the Combination, we will become responsible for up to approximately $43.0 billion of additional debt, including existing debt of the existing WarnerMedia Business, and debt that may be issued by Magallanes, Inc. to fund the transactions, with the ultimate amount of such debt to be issued subject to certain adjustments, including for net working capital. In addition, subject to certain conditions, availability under our revolving credit facility will increase from $2.5 billion to $6.0 billion. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, increasing our vulnerability to general adverse economic and industry conditions and limiting our ability to obtain additional financing in the future. In addition, the amount of cash required to pay interest on our indebtedness levels will increase following completion of the Combination, and thus the demands on our cash resources will be greater than prior to the Combination. The increased levels of indebtedness following completion of the Combination could also reduce funds available for capital expenditures, share repurchases, investments, mergers and acquisitions, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
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

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Acts of terrorism, hostilities, or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could adversely affect our results of operations. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the U.S. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business. This is of particular concern in Poland, where we operate TVN, a key component of our international business, and where the government previously considered, and may reconsider or adopt in the future, regulations that would prohibit non-European Union ownership of Polish licensed free-to-air and pay-TV channels. If such regulations are ever adopted, it could impact the ownership structure and licensing of TVN, and could, directly or indirectly, affect the operations of our Polish media properties and/or modify the terms under which we offer our services and operate in that market.
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
Similarly, the foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses. Programming businesses are subject to regulation on a country-by-country basis. Changes in regulations imposed by foreign governments could also adversely affect our business, results of operations and ability to expand our operations beyond their current scope. The Polish government previously considered, and may reconsider or adopt in the future, regulations that would prohibit non-European Union ownership of Polish licensed free-to-air and pay-TV channels. If such regulations are ever adopted, it could impact the ownership structure and licensing of TVN, which is a key component of our international business, and could, directly or indirectly, affect the operations of our Polish media properties and/or modify the terms under which we offer our services and operate in that market.
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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of those companies and our company. For example, on March 26, 2021, our Series A common stock experienced an intra-day trading high of $58.21 per share and a low of $34.60 per share while our Series C common stock experienced an intra-day trading high of $51.36 and a low of $30.99 per share. In addition, from October 1, 2020 to September 30, 2021, the closing price of our Series A common stock and our Series C common stock on the Nasdaq ranged from as low as $19.27 and $17.44 to as high as $77.27 and $66.00, respectively, and daily trading volume ranged from approximately 1.9 million and 0.6 million shares to 106.1 million and 45.7 million shares, respectively. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. In particular, sales of large blocks of our Series A common stock and Series C common stock on and after March 26, 2021, reportedly conducted by financial institutions unwinding hedge positions associated with margin calls against Archegos Management put pressure on the supply and demand for our common stock, further influencing volatility in its market price. These market fluctuations and trading activities have caused and may in the future cause the market price and demand for our common stock to fluctuate substantially, which may negatively affect the price and liquidity of our common stock.

ITEM 6. Exhibits.

Exhibit No.	Description

2.1	Letter agreement, dated as of July 1, 2021, by and between AT&T, Inc. and Discovery, Inc. (filed herewith)

2.2	Letter agreement, dated as of July 7, 2021, by and between AT&T, Inc. and Discovery, Inc. (filed herewith)

10.1
Amendment No. 1 to Credit Agreement, dated as of July 30, 2021, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc., certain lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 3, 2021 (SEC File No. 001-34177))

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Consolidated Statement of Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: November 3, 2021	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 3, 2021	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer