Form 10-K
period 2021-12-31
Discovery, Inc.
filed 2022-02-24
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2021, was approximately $14 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 10, 2022 was:

Series A Common Stock, par value $0.01 per share	169,580,151
Series B Common Stock, par value $0.01 per share	6,511,917
Series C Common Stock, par value $0.01 per share	330,153,753

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

DISCOVERY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, anticipated sources and uses of capital and our proposed transaction to combine our business with AT&T’s WarnerMedia business. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•the occurrence of any event, change or other circumstance that could give rise to the termination of, or prevent or delay our ability to consummate, our proposed transaction to combine with WarnerMedia;
•the effects of the announcement, pendency or completion of our proposed transaction to combine with WarnerMedia on our ongoing business operations;
•changes in the distribution and viewing of television programming, including the continuing expanded deployment of personal video recorders, subscription video on demand, internet protocol television, mobile personal devices, personal tablets and user-generated content and their impact on television advertising revenue;
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
•uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies, and the success of our discovery+ streaming product;

•realizing direct-to-consumer subscriber goals;
•future financial performance, including availability, terms, and deployment of capital;
•the ability of suppliers and vendors to deliver products, equipment, software, and services;
•the outcome of any pending or threatened or potential litigation, including any litigation that has been or may be instituted against us relating to our proposed transaction to combine with WarnerMedia;
•availability of qualified personnel and recruiting, motivating and retaining talent;
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and similar authorities internationally and data privacy regulations and adverse outcomes from regulatory proceedings;
•changes in income taxes due to regulatory changes or changes in our corporate structure;
•changes in the nature of key strategic relationships with partners, distributors and equity method investee partners;
•competitor responses to our products and services and the products and services of the entities in which we have interests;
•threatened or actual cyber-attacks and cybersecurity breaches;
•threatened terrorist attacks and military action;
•our level of debt;
•reduced access to capital markets or significant increases in costs to borrow; and
•a reduction of advertising revenue associated with unexpected reductions in the number of subscribers.
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. For additional risk factors, refer to Item 1A, “Risk Factors” of this Annual Report on Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 1. Business.
For convenience, the terms “Discovery,” the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Discovery, Inc. and collectively to Discovery, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires.
WarnerMedia
In May 2021, the Company entered into an agreement with AT&T Inc. to combine with WarnerMedia’s ("WarnerMedia") entertainment, sports and news assets to create a standalone, global entertainment company.
The proposed combination transaction will be executed through a Reverse Morris Trust type transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata distribution (i.e., a spin off). In connection with the combination transaction, AT&T will receive approximately $43 billion (subject to working capital and other adjustments) in a combination of cash, debt securities and WarnerMedia’s retention of certain debt. The Company has concluded that it will be considered the accounting acquirer. The Company established an interest rate derivative program to mitigate interest rate risk associated with the anticipated issuance of future fixed-rate debt by WarnerMedia, which is expected to be guaranteed by the Company and certain subsidiaries of the Company upon closing of the transaction. (See Note 10 to the accompanying consolidated financial statements.)
Immediately prior to closing, all shares of Series A, Series B, and Series C common stock and Series A-1 and Series C-1 convertible preferred stock will be reclassified and converted to one class of the Company's common stock. AT&T’s shareholders that receive WarnerMedia stock in the distribution will receive stock representing 71% of the combined company and the

Company's shareholders will continue to own 29% of the combined company, in each case on a fully diluted basis. The Boards of Directors of both AT&T and the Company have approved the transaction.
The transaction is anticipated to close in the second quarter of 2022, subject to approval by the Company's shareholders and the satisfaction of customary closing conditions, including receipt of regulatory approvals. On December 22, 2021, the transaction received unconditional antitrust clearance from the European Commission (“EC”) pursuant to the EC Merger Regulation, and on December 28, 2021, AT&T received a favorable Private Letter Ruling from the Internal Revenue Service regarding the qualification of the transactions for their intended tax-free treatments. On February 9, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, statutory waiting period has expired or otherwise been terminated, and any agreement not to consummate the transaction between the parties and the Federal Trade Commission or the Antitrust Division of the United States Department of Justice or any other applicable governmental entity, has also expired or otherwise been terminated. Discovery and AT&T are in the process of obtaining other required regulatory approvals. Agreements are in place with Dr. John Malone and Advance/Newhouse Programming Partnership to vote in favor of the transaction, representing approximately 43% of the aggregate voting power of the shares of Discovery voting stock. The transaction requires, among other things, the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock, which consent was given pursuant to a consent agreement. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it will receive an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock would be converted. Upon the closing, the impact of the issuance of such additional shares of common stock of the Company will be recorded as a transaction expense. No vote by AT&T shareholders is required.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. COVID-19 has continued to spread throughout the world, and the duration and severity of its effects and associated economic disruption remain uncertain. We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including the impact on our customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various other third parties.
Beginning in the second quarter of 2020, demand for our advertising products and services decreased due to economic disruptions from limitations on social and commercial activity. These economic disruptions and the resulting effect on us eased during the second half of 2020. The pandemic did not have a significant impact on demand during fiscal year 2021. Many of our third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020 and, as a result, we have incurred additional costs to comply with various governmental regulations and implement certain safety measures for our employees, talent, and partners. Additionally, certain sporting events that we have rights to were cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which occurred in July and August 2021. The postponement of the 2020 Olympic Games deferred both Olympic-related revenues and significant expenses from fiscal year 2020 to fiscal year 2021.
In response to the impact of the pandemic, we employed innovative production and programming strategies, including producing content filmed by our on-air talent and seeking viewer feedback on which content to air. We pursued a number of cost savings initiatives, which began during the third quarter of 2020 through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry.

The full extent of COVID-19’s effects on our operations and results is not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19, vaccine distribution and other actions to contain the virus or treat its impact, among others. We will continue to monitor COVID-19 and its impact on our business results and financial condition. The consolidated financial statements set forth in this Annual Report on Form 10-K reflect management’s latest estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
OVERVIEW
We are a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air ("FTA") and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. As one of the world’s largest pay-TV programmers, we provide original and purchased content and live events to approximately 3.5 billion cumulative subscribers and viewers worldwide through networks that we wholly or partially own. We distribute customized content in the U.S. and over 220 other countries and territories in over 50 languages. We have an extensive library of content and own most rights to our content and footage, which enables us to leverage our library to quickly launch brands and services into new markets and on new platforms. Our content can be re-edited and updated in a cost-effective manner to provide topical versions of subject matter that can be utilized around the world on a variety of platforms.
Our content spans genres including survival, natural history, exploration, sports, general entertainment, home, food, travel, heroes, adventure, crime and investigation, health, and kids. Our global portfolio of networks includes prominent nonfiction television brands such as Discovery Channel, our most widely distributed global brand, HGTV, Food Network, TLC, Animal Planet, Investigation Discovery, Travel Channel, Science, and MotorTrend (previously known as Velocity domestically and currently known as Turbo in most international distribution countries). Among other networks in the U.S., Discovery also features two Spanish-language services, Discovery en Español and Discovery Familia. Discovery Sports oversees our international portfolio of sports businesses, brands, channels and platforms. This includes Eurosport, a leading multi-sports entertainment destination and broadcaster of the Olympic Games (the "Olympics") across Europe (excluding Russia), live and on-demand sports streaming, including Eurosport’s content, on discovery+; Global Cycling Network and Global Mountain Bike Network, part of the cycling media group; Golf Digest, a premier golf destination; and Discovery Sports Events, a global sports promoter. Beyond sports, our international portfolio includes TVN, a Polish media company, as well as Discovery Kids, a leading children's entertainment brand in Latin America. We participate in joint ventures including Magnolia, the multi-platform venture with Chip and Joanna Gaines, and Group Nine Media, a digital media holding company home to digital brands including NowThis News, the Dodo, Thrillist, PopSugar, and Seeker. We also operate production studios.
In 2021, we launched discovery+, our aggregated DTC product, in the U.S. across several streaming platforms and entered into a partnership with Verizon. Since then, discovery+ has expanded internationally, including the UK, Canada, the Philippines, Brazil, Italy and India. As of December 31, 2021, we had 22 million total paid DTC subscribers.1 discovery+ currently has an extensive content library, including original series and documentaries. The service is available with ads or on an ad-free tier, providing us with dual revenue streams.
We aim to generate revenues principally from the sale of advertising on our networks and digital products and from fees charged to distributors that carry our network brands and content, primarily including cable, direct-to-home ("DTH") satellite, telecommunication and digital service providers, as well as through DTC subscription services. Other revenue-generating transactions include affiliate and advertising sales representation services, production studios content development and services content licenses, and the licensing of our brands for consumer products. During 2021, advertising, distribution and other revenues were 51%, 44% and 5%, respectively, of consolidated revenues.
1 We define a DTC subscription as (i) a subscription to a direct-to-consumer product for which we have recognized subscription revenue from a direct-to-consumer platform; (ii) a subscription received through wholesale arrangements for which we receive a fee for the distribution of our direct-to-consumer platforms, as well as subscriptions provided directly or through third-party platforms; and (iii) a subscription recognized by certain joint venture partners and affiliated parties. We may refer to the aggregate number of subscriptions across our direct-to-consumer services as subscribers. A subscription is only counted if it is on a paying status, and excludes users on free trials. At the end of each quarter, the subscription count includes the actual number of users that rolled to pay up to seven days immediately following quarter end.

We aim to invest in high-quality content for our networks and brands with the objective of building viewership, optimizing distribution revenue, capturing advertising revenue, and creating or repositioning branded channels and business to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our linear branded networks and genres, as well as our DTC products. We have grown distribution and advertising revenues for our linear branded networks and discovery+. In addition to growing distribution and advertising revenues for our branded networks, we have extended content distribution across new platforms, including brand-aligned websites, online streaming, mobile devices, VOD, and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Our goal is to reach consumers wherever and whenever they are consuming content, as well as reaching new audiences including broadband only, cord cutters and cord nevers, while continuing to serve our linear network subscribers. Audience ratings, audience engagement and channel packaging are key drivers in generating advertising revenue and creating demand on the part of cable television operators, DTH satellite operators, telecommunication service providers, device partners and other content distributors who deliver our content to their customers.
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
Our brands consist of the following:
•Discovery Channel had approximately 81 million subscribers in the U.S. as of December 31, 2021. Discovery Channel had approximately 266 million cumulative subscribers and viewers in international markets as of December 31, 2021.
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
•Discovery Channel content is led by numerous franchises such as Gold Rush, Street Outlaws, Deadliest Catch, Moonshiners, Expedition Unknown, BattleBots, and Naked & Afraid. It is also known for its blue-chip and natural history specials such as Serengeti, and is home to Shark Week, the network's long-running annual summer TV event.
•Target viewers are adults in the 25 to 54 age range, particularly men.

•HGTV had approximately 82 million subscribers in the U.S. and approximately 176 million subscribers and viewers in international markets as of December 31, 2021.
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
•Content on HGTV includes: Home Town, Home Town Takeover, Flip or Flop, Christina on the Coast, Flipping 101, Love It or List It, Tough Love with Hilary Farr, Celebrity IOU, Property Brothers: Forever Home, Fixer to Fabulous, House Hunters, My Lottery Dream Home, Good Bones, Unsellable Houses, and Rock the Block.
•Target viewers are adults with higher incomes in the 25 to 54 age range, particularly women.
•Our most widely distributed ad-supported cable network in the U.S., Food Network had approximately 82 million subscribers in the U.S. and approximately 112 million subscribers and viewers in international markets as of December 31, 2021.
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
•Content on Food Network includes primetime series Beat Bobby Flay, BBQ Brawl, Chef Boot Camp, Chopped, Diners, Drive-Ins and Dives, The Great Food Truck Race, Guy’s Grocery Games, Restaurant: Impossible, Worst Cooks in America, and several seasonal baking championships such as Christmas Cookie Challenge, Halloween Baking Championship, Halloween Wars, Holiday Baking Championship, Holiday Wars, Spring Baking Championship and more, as well as daytime series Barefoot Contessa, Delicious Miss Brown, Girl Meets Farm, Guy's Ranch Kitchen, The Kitchen, The Pioneer Woman, Simply Giada, Trisha’s Southern Kitchen, Tournament of Champions, and Valerie's Home Cooking.
•Target viewers are adults with higher incomes in the 25 to 54 age range, particularly women.

•TLC had approximately 80 million subscribers in the U.S. and 5 million subscribers in Canada that are included in the U.S. Networks segment as of December 31, 2021. TLC content had approximately 357 million cumulative subscribers and viewers in international markets as of December 31, 2021 including the Home & Health and Real Time brands.
•Offering real-life stories without judgment, TLC shares everyday heart, humor, hope, and human connection with programming genres that include fascinating families, heartwarming transformations and life's milestone moments.
•In the U.S., TLC audiences can enjoy their favorite programming anytime, anywhere through the Discovery GO app, which features live and on-demand access.
•Content on TLC includes the 90 Day Fiancé franchise, Sister Wives, I Am Jazz, Dr. Pimple Popper, 1,000-lb Sisters, Welcome to Plathville, Doubling Down with the Derricos, I am Shauna Rae, 7 Little Johnstons, My Big Fat Fabulous Life, Little People Big World, Unexpected, I Love a Mama's Boy, My 600-lb Life, and My Feet Are Killing Me.
•Target viewers are adults in the 25 to 54 age range, particularly women.
•Animal Planet had approximately 79 million subscribers in the U.S. and approximately 178 million subscribers and viewers in international markets as of December 31, 2021.
•Animal Planet is dedicated to creating high quality content that keeps the childhood joy and wonder of animals alive by showcasing their stories and the people that work with them.
•In the U.S., Animal Planet audiences can enjoy their favorite programming anytime, anywhere through the Animal Planet GO app, which features live and on-demand access.
•Content and talent on Animal Planet include Crikey! It's the Irwins, The Zoo, Mysterious Creatures with Forrest Galante, The Zoo: San Diego, Pit Bulls & Parolees, Dr. Jeff: Rocky Mountain Vet, North Woods Law and Lone Star Law. Animal Planet is also home to Puppy Bowl, the original and longest running animal adoption event on television.
•Target viewers are adults in the 25 to 54 age range.

•Investigation Discovery ("ID") had approximately 81 million subscribers in the U.S. and approximately 90 million subscribers and viewers in international markets as of December 31, 2021.
•ID is a leading true crime, mystery and suspense network. From in-depth investigations to riveting mysteries, ID challenges our everyday understanding of culture, society and the human condition.
•In the U.S., ID audiences can enjoy their favorite programming anytime, anywhere through the Discovery GO app, which features live and on-demand access.
•ID content includes On the Case with Paula Zahn, American Detective with Lt. Joe Kenda, In Pursuit with John Walsh, Evil Lives Here and Bodycam.
•Target viewers are adults in the 25 to 54 age range, particularly women.
•Travel Channel had approximately 79 million subscribers in the U.S. and approximately 46 million subscribers and viewers in international markets as of December 31, 2021.
•Travel Channel is for the bold, daring and spontaneous: adventurers who embrace the thrill of the unexpected, risk-takers who aren’t afraid of a little mystery and anyone who loves a great story.
•In the U.S., Travel Channel audiences can enjoy their favorite programming anytime, anywhere through the Discovery GO app which, features live and on-demand access.
•Content on Travel Channel includes Ghost Adventures, Destination Fear, Eli Roth Presents: A Ghost Ruined My Life, Expedition Bigfoot, Ghost Brothers: Lights Out, Kindred Spirits, Portals to Hell, and Paranormal Caught on Camera.
•Target viewers are adults in the 25 to 54 age range.
&
•MotorTrend had approximately 75 million subscribers in the U.S. and approximately 152 million subscribers and viewers in international markets, where the brand is known as Turbo, as of December 31, 2021.
•Programming on MotorTrend TV and the MotorTrend+ App, the leading subscription streaming service dedicated entirely to the motoring world, is engaging and informative, featuring the best of the automotive world as told by top experts and personalities.
•MotorTrend+ offers more than 8,000 episodes of world-leading automotive series and specials including the all-new Top Gear America, Top Gear, the Emmy Award-winning docuseries Nascar 2020: Under Pressure, Kevin Hart’s Muscle Car Crew, Motor Mythbusters, Wheeler Dealers, Roadkill, Bitchin’ Rides, Iron Resurrection, and Texas Metal.
•In the U.S., MotorTrend TV audiences can also enjoy their favorite MotorTrend programming anytime, anywhere through the Discovery GO app, which features live and on-demand access and on discovery+, our subscription streaming service.
•Target viewers are adults in the 25 to 54 age range, particularly men.

•The Oprah Winfrey Network ("OWN") had approximately 70 million subscribers in the U.S. as of December 31, 2021.
•OWN is the first and only network named for, and inspired by a single iconic leader. OWN is a leading destination for premium scripted and unscripted programming from today's most innovative storytellers, with popular series such as Queen Sugar, Love & Marriage: Huntsville, Ready to Love, and upcoming dramas The Kings of Napa and All Rise.
•Target viewers are African-American adults in the 25 to 54 age range, particularly women.
U.S. NETWORKS
U.S. Networks generated revenues of $7.7 billion and adjusted operating income before depreciation and amortization ("Adjusted OIBDA") of $3.9 billion during 2021, which represented 63% and 103% of our total consolidated revenues and Adjusted OIBDA, respectively. Our U.S. Networks segment principally consists of national television networks. Our U.S. Networks segment owns and operates 16 national television networks, including fully distributed television networks such as Discovery Channel, HGTV, Food Network, TLC, Investigation Discovery, Travel Channel and Animal Planet. In addition, we operate the following U.S. Networks: MotorTrend, DIY Network (which converted to the Magnolia Network in January 2022), Science, Discovery Family, American Heroes Channel, Destination America, Discovery Life, Cooking Channel and OWN. In 2021, we also provided authenticated U.S. TV Everywhere ("TVE") streaming products that are available to pay-TV subscribers and connect viewers through our GO applications with live and on-demand access to award-winning shows and series from 16 U.S. networks in the Discovery portfolio and from Discovery Familia and Discovery en Español. During 2021, we achieved increases in U.S. digital platform consumption. Furthermore, we provide certain networks to consumers as part of subscription-based over-the-top services provided by DirectTV Stream, AT&T Watch, Hulu + Live, SlingTV, fuboTV, and YouTube TV.
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
U.S. Networks generates revenues from fees charged to distributors of our television networks’ first run content, which includes cable, DTH satellite and telecommunication service providers, referred to as affiliate fees; fees from distributors for licensed content and content to equity method investee networks, referred to as other distribution revenue; fees from advertising sold on our television networks and digital products, which include discovery+, our GO suite of TVE applications and other DTC subscription products; fees from providing sales representation, network distribution services; and revenue from licensing our brands for consumer products. Typically, our television networks are aired pursuant to multi-year carriage agreements that provide for the level of carriage that our networks will receive and for annual graduated rate increases. Carriage of our networks depends on package inclusion, such as whether networks are on the more widely distributed, broader packages or lesser-distributed, specialized packages, also referred to as digital tiers. In the U.S., approximately 84% of distribution revenues come from the top 10 distributors, with whom we have agreements that expire at various times. Distribution fees are typically collected ratably throughout the year. Certain of our DTC products, including the recent launch of our aggregated discovery+ service in January 2021, provide dual revenue streams.
During 2021, advertising, distribution and other revenues were 55%, 43%, and 2%, respectively, of total net revenues for this segment.

INTERNATIONAL NETWORKS
International Networks generated revenues of $4.5 billion and Adjusted OIBDA of $494 million during 2021, which represented 37% and 13% of our total consolidated revenues and Adjusted OIBDA, respectively. Our International Networks segment principally consists of national and pan-regional television networks and brands that are delivered across multiple distribution platforms. This segment generates revenue from operations in virtually every pay-TV market in the world through an infrastructure that includes operational centers in London, Amsterdam, Paris, New Dehli, Warsaw, and Miami. Global brands include Discovery Channel, Food Network, HGTV, Animal Planet, TLC, ID, Science and MotorTrend (known as Turbo outside of the U.S.), along with brands exclusive to International Networks, including Eurosport, Discovery Kids, DMAX, Discovery Home & Health, and TVN. As of December 31, 2021, International Networks operates unique distribution feeds in over 50 languages with channel feeds customized according to language needs and advertising sales opportunities. International Networks also has FTA and broadcast networks in Europe, and continues to pursue further international expansion.
FTA and broadcast networks generate a significant portion of International Networks' revenue. The penetration and growth rates of television services vary across countries and territories depending on numerous factors including the dominance of different television platforms in local markets. While pay-TV services have greater penetration in certain markets, FTA or broadcast television is dominant in others. International Networks has a large international distribution platform with nearly 80 networks, with as many as 23 networks distributed in any particular country or territory across more than 220 countries and territories around the world. International Networks pursues distribution across all television platforms based on the specific dynamics of local markets and relevant commercial agreements.
With the growing demand for consumer content on digital and mobile devices, a suite of international DTC products has been made available to consumers. dplay, our real-life entertainment streaming service, was rebranded to our new global streaming service, discovery+. The remainder of the dplay markets, including the UK, Ireland, the Nordics, Italy, Spain, the Netherlands and Brazil followed in 2021. Discovery expanded its DTC offerings in 2021 by leveraging its library of local-language content, as well as its broad portfolio of live sports. Eurosport’s existing streaming service, Eurosport Player, offers premium and localized sports to fans in Europe. This service is expected to continue to be available until discovery+ launches in each market and Eurosport Player's content is fully integrated onto the service in those markets.
During summer 2021, discovery+ became the streaming home of the Olympics in Europe (excluding Russia) with live and on-demand access to the Tokyo Olympic Games 2020. Eurosport and Discovery are official broadcasters of the Beijing 2022 Winter Olympics and the Paris 2024 Summer Olympics.
In Germany, we are partners with ProSiebenSat.1 in the streaming joint venture, Joyn, which offers a collection of free and pay TV content, including series, documentaries, media libraries and sports content from ProSiebenSat.1, Discovery and other content partners, all bundled on one platform.
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
In addition to the global networks described in the overview section above, we operate networks internationally that utilize the following brands:
•Discovery Sports represents our international portfolio of sports businesses, brands, channels, and platforms.
•Eurosport is a household name for live sports entertainment across all platforms, showcasing sporting events with both regional and pan-regional appeal. Viewers in Europe can enjoy live-action events including coverage of cycling's Grand Tours, all four Grand Slam tennis tournaments, as well as every International Ski Federation World Cup and World Championship event during the winter sports season. It reaches millions of viewers across Europe and Asia via Eurosport 1, Eurosport 2, the network's DTC streaming service, Eurosport Player, ahead of its move to discovery+ in all of its markets, and Eurosport.com, an online sports news and video website reaching up to 50 million unique users per month.
•Subscribers and viewers as of December 31, 2021 were as follows: Eurosport 1: 192 million and Eurosport 2: 77 million.
•Eurosport offers live and on-demand streaming on discovery+, and began integrating Eurosport’s streaming offer in Europe in 2021 and will continue across the continent in step with the continued international roll out of discovery+.

•In addition to pan-European rights, Eurosport invests in exclusive and localized rights to drive local audience and commercial relevance. Important local sports rights include soccer leagues such as Allsvenskan and European Europa League in Sweden, Lega Basket basketball in Italy, and year-round ATP World Tour tennis in France, Czech Republic, Finland, Iceland, Norway, Russia, Slovakia, and Sweden.
•discovery+ became the streaming home of the Olympics, the only place to watch all the Olympics in the European markets where the service had launched, while Eurosport Player remained the lead destination in other markets.
•Discovery Sports Events is the Discovery-owned event management division that oversees events across five continents. Previously known as Eurosport Events, it acts as the global promoter and commercial rights-holder for six global Championships under long-term relationships with some of the world’s leading governing bodies and event owners. It promotes the World Touring Car Cup – Fédération Internationale de Automobile (“FIA”) and the FIA eTouring World Cup, the world’s first all-electric touring car championship. Launching in 2023, it will also promote the FIA Electric GT Championship, a new long-term platform for manufacturers to showcase their flagship GT cars and innovative technologies. In 2021, the group launched the Union Cycliste Internationale Track Champions League, a new series in a new 10-year alliance with Fédération Internationale de Motocyclisme that will promote Speedway events globally.
•DMAX had approximately 138 million subscribers and viewers, according to internal estimates, as of December 31, 2021.
•DMAX is a men’s factual entertainment channel in Asia and Europe.
•Discovery Kids had approximately 104 million subscribers and viewers, according to internal estimates, as of December 31, 2021.
•Discovery Kids is the leading pre-school network of Pay TV in Latin America.
•TVN operates a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks in Poland, including TVN, TVN7, TTV, HGTV, TVN24, TVN Style, TVN Turbo, TVN24 BiS, TVN Fabu³a, Travel Channel, Food Network, iTVN and iTVNExtra.
•The TVN portfolio, excluding HGTV, Travel Channel and Food Network, had approximately 86 million cumulative subscribers and viewers as of December 31, 2021.

Our International Networks segment also owns and operates the following television networks, which reached the following number of subscribers and viewers via pay-TV and FTA or broadcast networks, respectively, as of December 31, 2021:

International Subscribers and Viewers (millions)
Jeet Prime	38
Tele5	37
Nordic broadcast networks (a)	31
Really	29
Quest Red	29
Quest	29
Giallo	25
Frisbee	25
K2	25
Nove	25
DKISS	19
Discovery HD Theater	18
Asian Food Channel	17
World	17
Metro	13
Discovery History	11
Discovery Life Poland	8
Discovery Family	7
Discovery Historia	7

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

During 2021, advertising, distribution and other revenues were 45%, 47%, and 9%, respectively, of total net revenues for this segment. While we have traditionally operated cable networks, in recent years an increasing portion of our international advertising revenue is generated by FTA or broadcast networks, unlike U.S. Networks. During 2021, pay-TV networks generated 33% of International Networks' advertising revenue and FTA or broadcast networks generated 67% of International Networks' advertising revenue. We also have increased efforts to drive revenue growth from digital products such as the dplay DTC entertainment service in select international markets.
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
Our production arrangements fall into three categories: produced, coproduced and licensed. Produced content includes content that we engage third parties or wholly-owned production studios to develop and produce. We retain editorial control and own most or all of the rights, in exchange for paying all development and production costs. Coproduced content refers to program rights on which we have collaborated with third parties to finance and develop either because world-wide rights are not available for acquisition or we save costs by collaborating with third parties. Licensed content is comprised of films or series that have been produced by third parties and where we do not own the rights. Payments for sports rights made in advance of the event are recognized as prepaid content license assets.
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
Our largest single expense is content, which includes content amortization, content impairment and production costs. We amortize the cost of capitalized content rights based on the proportion that the current year's estimated revenues bear to the estimated remaining total lifetime revenues, which normally results in an accelerated amortization method over the estimated useful lives. However, certain networks also utilize a straight-line method of amortization over the estimated useful lives of the content. Content is amortized primarily over periods of two to five years. The costs for multi-year sports programming arrangements are expensed when the event is broadcast based on the estimated relative value of each season in the arrangement. The majority of our content assets are assessed for impairment within film groups. Content assets are reviewed for impairment when impairment indicators are present at the respective film group level. Impairment indicators at the film group represent significant adverse changes that impact the film group as a whole. Impairment losses are recorded when the carrying value of content assets exceeds the estimated fair value of the respective film group.

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
Our networks and digital products, which include discovery+ and other DTC subscription products, compete for the sale of advertising with other television networks, including broadcast, cable, local networks, and other content distribution outlets for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
Our networks and digital products also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, streaming services, pay-per-view and VOD services, online activities and other forms of news, information and media entertainment.
Our production studios compete with other production and media companies for talent.
INTELLECTUAL PROPERTY
Our intellectual property assets include copyrights in content, trademarks in brands, names and logos, patents protecting novel inventions, technology platforms, websites, and licenses of intellectual property rights from third parties.
We are fundamentally a content company and the protection of our brands and content is of primary importance. We have also made and will continue to make investments in developing technology platforms to support our digital products and DTC offerings, including discovery+, and consider these platforms to be one of our intellectual property assets. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, patent, unfair competition, trade secret and Internet/domain name statutes and laws, and contract provisions. However, there can be no assurance of the degree to which these measures will be successful. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is difficult and costly. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not be effective.
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

REGULATORY MATTERS
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the E.U., in which we operate. Content networks, such as those owned by us, are regulated by the FCC including some regulations that only apply to content networks affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and direct broadcast satellite ("DBS") operators and other distributors, affect content networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and describe only the most significant regulations we face; they do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Program Carriage
The FCC's program carriage rules prohibit distributors from favoring their affiliated content networks over unaffiliated similarly situated content networks in the rates, terms and conditions of carriage agreements between content networks and cable operators or other MVPDs. Recent regulatory changes and court decisions make it more difficult for us to challenge a distributor’s decision to decline to carry one of our content networks or discriminate against one of our content networks.
“Must-Carry”/Retransmission Consent
The Communications Act (the “Act”) imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market. DBS systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space and favorable channel positions. This reduces the amount of channel space that is available for carriage of our content networks by cable and DBS operators. The Act also gives broadcasters the choice of opting out of must-carry and invoking the right to retransmission consent, which refers to a broadcaster’s right to require MVPDs, such as cable and satellite operators, to obtain the broadcaster's consent before distributing the broadcaster's signal to the MVPDs' subscribers, often at a substantial cost that reduces the content funds available for independent programmers not affiliated with broadcasters, such as us.
Accessibility, Children's Advertising Restrictions, Emergency Alerts and CALM Act
Certain of our content networks and some of our IP-delivered video content must provide closed-captioning and audio description of some of their programming and comply with other regulations designed to make our content more accessible. Our content networks and digital products intended primarily for children 12 years of age and under must comply with certain limits on the amount and type of permissible advertising. We may not include emergency alert tones or signals in our content. Commercials embedded in our networks’ content stream also must adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material.
Obscenity Restrictions
Network distributors are prohibited from transmitting obscene content, and our distribution agreements generally require us to refrain from including such content on our networks.

Regulation of Digital Services
We operate a variety of free, advertising-based and subscription-based digital products and services providing information and entertainment to consumers in the U.S. and international markets via web, mobile and connected TV platforms. Our digital services are subject to federal and state regulation in the U.S. relating to the privacy and security of personal information collected from our users, including laws pertaining to the acquisition of personal information from children under 13, such as the federal Children's Online Privacy Protection Act and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, and that impose data security and security breach obligations on the Company. These laws are continually evolving, with robust new data protection frameworks having been introduced during the past few years in both the U.S. and international markets, such as the California Consumer Privacy Act ("CCPA"), the E.U. General Data Protection Regulation ("GDPR") and Brazil’s General Data Protection Law. Additional federal and state laws and regulations may be adopted with respect to our digital services, covering such issues as data privacy and security, child safety, oversight of user-generated content, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, the FCC from time to time considers whether some or all digital services should be considered MVPDs and regulated as such.
Our digital products and services available to consumers in international markets are also subject to the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, data privacy and security, advertising, intellectual property, and content limitations. We must design and operate our digital products, services and websites in compliance with these laws and regulations.
Foreign Laws and Regulations
The foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations governing our businesses.
HUMAN CAPITAL
As of December 31, 2021, we had approximately 11,000 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. Our employees are located in 35 different countries, with 34% located in the United States and 66% located outside of the United States.
We are a talent-driven business, aiming to attract, develop, and motivate top talent throughout our company. To support these objectives, our human resources programs are designed to provide competitive, locally-relevant benefits, performance-based pay, and nonfinancial support and incentives. We also strive to enhance our culture through efforts aimed at making our workplace diverse, engaging and inclusive, and to develop our talent to prepare them for critical roles and leadership positions for the future. We also provide opportunities for our employees to make an impact in their communities through social good initiatives around the world.
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
•on-site wellness centers in our New York, Silver Spring, Knoxville and London offices, a fully-equipped fitness center in our Knoxville office, and access to virtual fitness classes and wellbeing programs;

•family support programs, including on-site childcare in our Knoxville office, childcare locator services, back-up childcare, maternity/paternity leave, adoption assistance and elder care;
•tuition reimbursement and student loan repayment programs for our U.S. population;
•tools and resources to support the mental wellbeing of our employees and their families, including mental health counselors in our on-site wellness centers and a confidential, dedicated line for employees to contact and speak with a counselor in the event they need mental health support;
•products and services to support employees’ financial wellbeing, including life, accident, and disability insurance plans, discount benefits, financial planning tools, a 401(k) savings plan in the U.S. and retirement/pension plans in another 20 countries, with competitive contributions from Discovery for employees at all levels;
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
Diversity, Equity and Inclusion ("DE&I")
Our DE&I objective is to foster a culture of equity, inclusion, and mutual respect. We emphasize our DE&I focus through Mosaic – our Diversity, Equity and Inclusion activation. Mosaic covers a range of initiatives, including: Unconscious Bias, Respect & Integrity; Allyship; Recruitment and Career Development; Content Diversity; Supplier Diversity; and Social Impact.
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
Social Good
We have a department dedicated to social good that builds and oversees consumer and employee-facing initiatives and campaigns. We leverage our platforms, resources, and employee base to make an impact in our communities and with our key nonprofit partners around the world. We have corporate partnerships aimed at addressing childhood hunger, inequality, civic engagement and wildlife preservation. Our employee-facing initiatives include matching gift and “dollars for doers” programs and sponsoring Impact Day, a global day of employee volunteerism that gives back to the communities where we live and work around the world. We are also committed to using our voice to advocate for action around the issues of our time that are important to our employees.
AVAILABLE INFORMATION
All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to such filings are available free of charge at the investor relations section of our website, www.corporate.discovery.com, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our annual report, corporate governance guidelines, code of business ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are also available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request to: Investor Relations, Discovery, Inc., 230 Park Avenue South, New York, NY 10003. Additionally, the SEC maintains a website at www.sec.gov that contains quarterly, annual and current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

ITEM 1A. Risk Factors.
Investing in our securities involves risk. In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors before investing in our securities. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.
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
We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Combination. The substantial majority of these costs will be nonrecurring expenses relating to the Combination, and many of these costs are payable regardless of whether or not the Combination is consummated. We are also subject to litigation related to the proposed Combination, which could prevent or delay the consummation of the Combination and result in significant costs and expenses.
Failure to complete the Combination in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.
We currently anticipate the Combination will be completed in the second quarter of 2022, but the Combination cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Combination is subject to numerous closing conditions, including approval by Discovery’s stockholders, receipt of certain regulatory approvals from governmental authorities and AT&T's receipt of a special cash payment in accordance with the terms of the Separation and Distribution Agreement by and among Discovery, AT&T and Magallanes, Inc. Governmental authorities may not approve the Combination, may impose conditions to the approval of the Combination, or may require changes to the terms of the Combination. Any such conditions or changes could have the effect of delaying completion of the Combination, imposing costs on or limiting the revenues of the combined company following the Combination, or otherwise reducing the anticipated benefits of the Combination. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Combination.
The satisfaction of the required closing conditions could delay the completion of the Combination for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Combination will be satisfied or waived or that the Combination will be completed.

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
Discovery and the WarnerMedia Business have operated and, until completion of the Combination, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of any financial or other benefits. If we are not able to successfully integrate the WarnerMedia Business with ours or pursue our direct-to-consumer strategy successfully, including coordinating our streaming services for global customers, the anticipated benefits, including synergies, of the Combination may not be realized fully, if at all, or may take longer than expected to be realized. Specifically, the following issues, among others, must be addressed in combining the operations of Discovery and the WarnerMedia Business in order to realize the anticipated benefits of the Combination:
•combining the businesses of Discovery and the WarnerMedia Business in the time frame currently anticipated;
•maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
•combining certain of the businesses’ corporate functions;
•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the businesses’ administrative, accounting and information technology infrastructure;
•integrating employees and attracting and retaining key personnel, including talent;
•managing the expanded operations of a significantly larger and more complex company, including with Discovery’s limited prior experience in running a studio or scripted content;
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
Our consolidated indebtedness as of December 31, 2021 was approximately $15.2 billion. Upon completion of the Combination, we will become responsible for up to approximately $43.0 billion of additional debt, including existing debt of the existing WarnerMedia Business, and debt that may be issued by Magallanes, Inc. to fund the transactions, with the ultimate amount of such debt to be issued subject to certain adjustments, including for net working capital. In addition, subject to certain conditions, availability under our revolving credit facility will increase from $2.5 billion to $6.0 billion. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, increasing our vulnerability to general adverse economic and industry conditions and limiting our ability to obtain additional financing in the future. In addition, the amount of cash required to pay interest on our indebtedness levels will increase following completion of the Combination, and thus the demands on our cash resources will be greater than prior to the Combination. The increased levels of indebtedness following completion of the Combination could also reduce funds available for capital expenditures, share repurchases, investments, mergers and acquisitions, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
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
Risks Related to Our Industry
Our businesses operate in highly competitive industries, and if we are unable to compete effectively, our business, financial condition and results of operations could suffer.
The entertainment and media programming industries in which we operate are highly competitive. We compete with other programming networks for distribution, viewers and advertising. We face increased competitive pressure from subscription based streaming services and DTC offerings, including our discovery+ product, and expansion by other companies—in particular, technology companies—into the content production and distribution space. We also compete for viewers with other forms of media entertainment, such as home entertainment (such as digital products), feature films, periodicals, interactive entertainment, user-generated content, live sports and other events, social media and diverse on-line and mobile activities. Internet-based advertising, including through websites and search engines, has seen significant growth, placing pressure on traditional advertising models tied to television networks, including on free-to-air, cable network and satellite delivered channels. Businesses, including ours, that offer multiple services, or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. The ability of our businesses to compete successfully depends on a number of factors, including our ability to consistently supply high quality and popular content, access our targeted audience with appealing category-specific content, adapt to new technologies, distribution platforms and business models and achieve widespread distribution.
In addition, our television networks, premium pay-TV and basic tier television services and the discovery+ platform also face competition from other television networks, online platforms/streaming video service providers, pay-TV service providers and independent producers that develop, produce, acquire and sell entertainment and sports content. As competition from these networks, service providers and producers continues to increase, we may not be able to acquire or create popular entertainment, sports and news content or acquire it at a cost-effective price. As a result of an increasing number of market entrants in the programming space, we have seen upward pressure on programming costs in recent years, including in connection with the licensing and acquisition of entertainment and sports content from third parties, as well as with the commissioning of original production. We may also be impacted by such upward pressures driven by increasing investment by competitors. In certain international markets, regulations concerning content quotas or content investment requirements may be a further factor driving increasing programming costs. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our business, financial condition or results of operations.

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
The commercial success of our content also depends upon the quality and acceptance of competing content available in the applicable marketplace. Other factors, including the availability of alternative forms of entertainment and leisure time activities, our ability to maintain or develop strong brand awareness and target key audiences, general economic conditions, piracy, and growing competition for consumer discretionary spending, time and attention may also affect the audience for our content. Audience sizes for our media networks are critical factors affecting both the volume and pricing of advertising revenue that we receive with respect to advertising-supported services, and the extent of distribution and penetration and the license fees we receive under agreements with our distributors with respect to subscription-based services. The appeal, success and performance of our content with consumers, as well as with third-party licensees and other distribution partners, are also critical factors that can affect the revenue that we receive with respect to our content-related business.
Consequently, reduced public acceptance of our entertainment content may decrease our audience share and customer/viewer reach and adversely affect our results of operations.
There has been a shift in consumer behavior as a result of technological innovations and changes in the distribution of content, which may affect our viewership and the profitability of our business in unpredictable ways.
Technology and business models in our industry continue to evolve rapidly in an environment of fast-paced changes in consumer behavior as well as innovation. Changes to these business models include (a) consumers’ increasing demand to consume video content on their own terms, including on the screen of their choice, at the time of their choice, and with enhanced functionality; (b) the presence of streaming services, which are increasing in number and some of which have a significant and growing subscriber base; (c) the proliferation of high speed internet connections and the expansion of 5G networks able to support high-quality streaming video within increasingly interactive and interconnected digital environments; and (d) the increased video consumption through subscription streaming services and time-delayed or time-shifted viewing of television programming through on-demand services and DVRs as well as the availability of video content through other distribution outlets, including digital home entertainment (such as electronic sell-through and transaction video-on-demand). Consumer behavior related to these changes in content distribution, viewership and technological innovation are not entirely predictable but remain key factors in our economic model; such changes may accordingly materially adversely affect our business, financial condition and results of operations.
Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from streaming services, apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. The inability to meet consumer demands and expectations in today’s highly mobile, multi-screen and multi-platform environment for video delivery may affect the attractiveness of our offerings. Ineffective technology and product integration, lack of specific features and functionalities, poor interface design or ease of use, or platform performance issues, among other factors, may cause viewers to favor alternative offerings. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our advertising revenues. In addition, there is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Likewise, distributors are seeking to offer smaller programming packages known as “skinny bundles,” which are delivered at a lower cost than traditional offerings and sometimes allow consumers to create a customized package of networks, that are gaining popularity among consumers. If our networks are not included in these packages or consumers favor alternative offerings, we may experience a decline in viewership and ultimately the demand for our programming, which could lead to lower distribution and advertising revenues.

We have also seen declines in subscribers to the traditional cable bundle. In 2021, total U.S. Networks portfolio subscribers declined 8% while subscribers to our fully distributed networks declined 4%. In order to respond to subscription declines and changes in content distribution models in our industry, we have invested in, developed and launched DTC products including our discovery+ product. There can be no assurance, however, that our viewers will respond to our DTC products or that our DTC strategy will be successful, particularly given the increase in DTC products on the market. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not ultimately predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.
The COVID-19 pandemic appears to have accelerated some existing trends. Lockdowns during the pandemic, for example, encouraged households to experiment with digital offerings including subscription video-on-demand or to stack subscriptions. Although we expect these trends to continue in the coming years, our viewership and the profitability of our business may be impacted in unpredictable ways as a result thereof. Moreover, there can be no assurance of the continuation of these trends.
If our DTC product, discovery+, fails to attract and retain subscribers, our business, financial condition and results of operations may be adversely impacted.
In January 2021, Discovery launched an aggregated DTC product, discovery+, in the U.S. We have incurred and will likely continue to incur significant costs to develop and market discovery+ and there can be no assurance that consumers and advertisers will embrace our offering or that subscribers will activate or renew a subscription.
Our discovery+ offering is a subscription-based streaming product and is among many such services in a crowded and competitive landscape. Its success will also be largely dependent on our ability to initially attract, and ultimately retain, subscribers. Competitors to discovery+ include traditional linear programming networks, including our own linear channels, competing subscription video-on-demand services, and other digital entertainment platforms and offerings all vying for consumer time, attention and discretionary spending. If we are unable to effectively market discovery+ or if consumers do not perceive the pricing and related features of discovery+ to be of value versus our competitors, we may not be able to attract and retain subscribers. In particular, decreases in consumer discretionary spending where discovery+ is offered may reduce our ability to attract and retain subscribers to discovery+, which could have a negative impact on our business. Relatedly, a decrease in viewing subscribers on our advertising-supported offering of discovery+ could also have a negative impact on the rates we are able to charge advertisers for advertising-supported services. The ability to attract and retain subscribers will also depend in part on our ability to provide compelling content choices that are differentiated from that of our competitors and that are more attractive than other sources of entertainment that consumers could choose in their free time. Furthermore, our ability to provide a quality subscriber experience and our relative service levels, may also impact our ability to attract and retain subscribers. If we are unable to attract and retain subscribers to discovery+, our business could be adversely affected.
Consolidation among pay-TV programming and satellite providers, both domestically and internationally, could have an adverse effect on our business, financial condition and results of operations.
Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including us. For the U.S. Networks segment, 84% of our distribution revenue comes from the top 10 distributors. We currently have agreements in place with the 10 largest cable and satellite operators at U.S. Networks that expire at various times from 2022 through 2025. Some of our largest distributors have combined, and as a result, have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our networks also have a small number of dominant distributors. Continued consolidation within the industry could reduce the number of distributors to carry our programming, subject our affiliate fee revenue to greater volume discounts, and further increase the negotiating leverage of the cable and satellite television system operators which could have an adverse effect on our financial condition or results of operations.
Failure to renew, renewal with less favorable terms, or termination of our distribution agreements may cause a decline in our revenue.
Because our networks are licensed on a wholesale basis to distributors, such as cable and satellite operators, which in turn distribute them to consumers, we are dependent upon the maintenance of distribution agreements with these operators. These distribution agreements generally provide for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages) and for payment of a license fee to us based on the number of subscribers that receive our networks or other factors.

While the number of subscribers associated with our networks impacts our ability to generate advertising revenue, subscription-based revenue also represents a significant portion of our revenue. Our distribution agreements generally have a limited term which varies by territory and distributor, and there can be no assurance that these distribution agreements will be renewed in the future or that they will be renewed on terms that are favorable to us. A reduction in the license fees that we receive or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks or a reduction in distributor penetration, including as a result of changes in consumer habits, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. In addition, our distribution agreements are complex and individually negotiated. If we were to disagree with one of our counterparties on the interpretation of a distribution agreement, our relationship with that counterparty could be damaged and our business could be negatively affected.
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
We and our partners rely on various technology systems in connection with the production, distribution and broadcast of our programming, and our on-line, mobile and app offerings, as well as our internal systems, involve the storage and transmission of personal and proprietary information. From time to time, hackers and other malicious actors target Discovery and our service providers. Our systems and our service providers’ systems have been breached in the past due to cybersecurity attacks. These systems may continue to be breached in the future due to employee error, malicious code, hacking and phishing attacks, or otherwise. If our information security systems or data are compromised in a material way, such compromises could result in a disruption of services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data and systems.
We also face regulatory risk associated with the acquisition, storage, disclosure, use and protection of personal data, including under the E.U. GDPR, the CCPA, and various other domestic and international privacy and data security laws and regulations, which are continually evolving. These evolving data protection laws may require us to expend significant resources to implement additional data protection measures, and our actual or alleged failure to comply with such laws could result in legal claims, regulatory enforcement actions and significant fines and penalties.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has caused substantial disruption in television production, financial markets and economies worldwide, both of which could result in adverse effects on our business, operations, stock price and ability to raise capital.
The COVID-19 pandemic has negatively impacted the global economy and continues to create significant volatility and disruption in the credit and financial markets, and while some economic disruption may ease from time to time, such disruption is expected to continue and may worsen for an undetermined period of time. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the global economic disruption caused by COVID-19; however, a prolonged disruption, slowdown or recession could materially adversely affect our credit ratings, stock price, ability to access capital on favorable terms and ability to meet our liquidity needs.
Our businesses, as with other businesses globally, have been significantly affected by the COVID-19 pandemic both domestically and internationally, including as a result of governmentally imposed shutdowns, workforce realignments, labor and supply chain interruptions, and quarantines and travel restrictions, among other factors. Shutdowns and/or restrictions relating to television production activity have impacted, and may continue to impact, various aspects of project scheduling, completion and budgets, as well as revenue streams tied to projected release or availability dates. All such impacts may continue for an indefinite length of time.

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
Risks Related to Domestic and Foreign Laws and Regulations and Other Risks Related to International Operations
Changes in domestic and foreign laws and regulations and other risks related to international operations could adversely impact our business, financial condition and results of operations.
Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other multi-channel video programming distributors, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video content business. These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, require certain content providers to make available audio descriptions of programming for the visually impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising. See the discussion under “Business – Regulatory Matters” that appears above. The U.S. Congress, the FCC and the courts currently have under consideration, and may adopt or interpret in the future, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate.
Similarly, the foreign jurisdictions in which our networks are offered have, in varying degrees, laws and regulations that govern our business. We have operations through which we distribute programming outside the United States. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
•laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•local regulatory requirements (and any changes to such requirements), including restrictions on content, censorship, imposition of local content quotas, local production levies and restrictions or prohibitions on foreign ownership, outsourcing, consumer protection, intellectual property and related rights, including copyright and rightsholder rights and remuneration;
•our ability to obtain the appropriate licenses and other regulatory approvals we need to broadcast content in foreign countries;
•differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;
•significant fluctuations in foreign currency value;
•currency exchange controls;
•the instability of foreign economies and governments;
•war and acts of terrorism;
•anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, and programs administered by the Office of Foreign Assets Control, that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations;
•foreign privacy and data protection laws and regulation and changes in these laws; and
•shifting consumer preferences regarding the viewing of video programming.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Acts of terrorism, hostilities, imposition of sanctions, or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could adversely affect our results of operations. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the U.S. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business.
This is of particular concern in Poland, where we own and operate TVN, a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks. On December 17, 2021, a proposed amendment to the Polish Broadcasting Act commonly referred to as “LEX TVN” was presented to the lower chamber of the Polish Parliament (the “Sejm”) for consideration and was subsequently passed by the Sejm. LEX TVN would prohibit the granting of licenses for television and radio broadcasting channels in Poland, such as the TVN portfolio of channels, to broadcasters with more than 49% of their share capital directly or indirectly controlled by an entity with a registered seat outside of the European Economic Area, essentially precluding non-European Economic Area ownership of media entities in Poland. LEX TVN was presented to the President of Poland for consideration and, on December 27, 2021, the President of Poland vetoed LEX TVN. In the future, if legislation similar to LEX TVN is enacted, it could, directly or indirectly, affect the future operations of our Polish media properties and/or modify the terms under which we offer our services and operate in that market in the future.
Global economic conditions may have an adverse effect on our business.
Our business is significantly affected by prevailing economic conditions, including inflation and fluctuations in interest rates, and by disruptions to financial markets. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the U.S. and other countries where our networks are distributed could adversely affect the businesses of our partners who might reduce their spending on advertising, which could result in a decrease in advertising rates and volume and our advertising revenues.
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
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted and certain of our debt obligations are denominated in foreign currencies. As a result, we have exposure to foreign currency risk as we enter into transactions and make investments denominated in multiple currencies. In addition, unforeseeable changes in foreign currency exchange rates could materially adversely affect our calculations of interest coverage and leverage ratios, which are used by independent rating agencies to assign short and long-term debt ratings. Lower debt ratings could increase our cost of borrowing or make it more difficult for us to obtain future financing, which could materially adversely affect our operating results and financial conditions. The value of these currencies fluctuates relative to the U.S. dollar. Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from local currencies into U.S. dollars using exchange rates for the current period. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased. This increased exposure could have an adverse effect on our reported results of operations and net asset balances. There is no assurance that downward trending currencies will rebound or that stable currencies will remain unchanged in any period or for any specific market.

Increasing complexity of global tax policy and regulations could adversely impact our international business and results of operations.
We continue to face the increasing complexity of operating a global business, as we are subject to tax policy and regulations in multiple non-U.S. jurisdictions. Many foreign jurisdictions are contemplating additional taxes and/or levies on over-the-top services, as well as media advertising. In addition, many foreign jurisdictions have increased scrutiny and have either changed, or plan to change, their international tax systems due to the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) recommendations. The BEPS recommendations call for enhanced transparency and reporting relating to companies’ entity structures and transfer pricing policies. These have been implemented through various initiatives including the requirement for taxpayers to comply with global country-by-country reporting and the filing of a global master file as well as the introduction of the multilateral instrument (“MLI”) which allows taxing authorities to better take aim at multinational tax avoidance. We continue to address and comply with these compliance and reporting requirements. Recently, officials from 136 jurisdictions, including the U.S., agreed upon a framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. These provisions, if implemented, could have a material effect on our income tax liability.
Additional complexity has also arisen in state aid: state resources used to provide recipients an advantage on a selective basis that has or could distort competition and affect trade between European member states. In recent years the European Commission (“EC”) has increased their scrutiny on state aid and deviated from the historical E.U. state aid practices. There is great uncertainty about the future of E.U. state aid practices based on the appeals of many significant EC rulings against multinational corporations that are currently being challenged. The potential impact of these rulings is difficult to assess and our transfer pricing analyses conducted pursuant to accepted OECD methodologies may not sufficiently mitigate risk associated with our past or current agreements. Continued access, at historical levels, to production incentive schemes, such as tax credits, may also be affected by proposed changes in the laws currently under examination.
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
In the U.S., the Biden administration has issued guidance on certain tax law changes that it would support, which include, among other things, a significant increase in the corporate income tax rate, a new alternative minimum tax on book income and changes in the taxation of non-U.S. income. There has been recently released proposed legislation that includes, among other things, a new interest deduction limitation for certain domestic corporations that are member of certain multinational groups. While it is too early to predict the outcome of these proposals, if enacted, they would have a material impact on our income tax liability.
Risks Related to Our Business Model and Capital Structure
We have a significant amount of debt and may incur significant amounts of additional debt, which could adversely affect our financial health and our ability to react to changes in our business.
As of December 31, 2021, we had approximately $15.2 billion of consolidated debt, of which $339 million is current. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts associated with our indebtedness. In addition, we have the ability to draw down our $2.5 billion revolving credit facility in the ordinary course, which would have the effect of increasing our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
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
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facility or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including Discovery Communications, LLC, ("DCL") to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facility, to which they may be or may become subject. Under the 2017 Tax Cuts and Jobs Act, we were subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. The Company intends to continue to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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
Advance/Newhouse will elect three directors annually for so long as it owns a specified minimum amount of our Series A-1 convertible preferred stock. The Advance/Newhouse Series A-1 convertible preferred stock, which votes with our common stock on all matters other than the election of directors, represents approximately 23% of the voting power of our outstanding shares. The Series A-1 convertible preferred stock also grants Advance/Newhouse consent rights over a range of our corporate actions, including fundamental changes to our business, the issuance of additional capital stock, mergers and business combinations and certain acquisitions and dispositions.
None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns: shares of Liberty Media representing approximately 48% of the aggregate voting power of its outstanding stock, shares representing approximately 30% of the aggregate voting power of Liberty Global, shares representing approximately 6% of the aggregate voting power of Qurate Retail, shares representing approximately 49% of the aggregate voting power of Liberty Broadband and shares representing approximately 20% of the aggregate voting power (other than with respect to the election of the common stock directors) of our outstanding stock. Mr. Malone controls approximately 26% of our aggregate voting power relating to the election of our nine common stock directors, assuming that the preferred stock owned by Advance/Newhouse has not been converted into shares of our common stock. Our directors who are also directors of the Liberty Entities hold stock and stock-based compensation in the Liberty Entities and hold our stock and stock-based compensation.
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
For corporate matters other than the election of directors, Mr. Malone and Advance/Newhouse each beneficially own shares of our stock representing approximately 20% and 23%, respectively, of the aggregate voting power represented by our outstanding stock. With respect to the election of directors, Mr. Malone controls approximately 26% of the aggregate voting power relating to the election of the nine common stock directors (assuming that the convertible preferred stock owned by Advance/Newhouse (the “A/N Preferred Stock”) has not been converted into shares of our common stock). The A/N Preferred Stock carries with it the right to designate three preferred stock directors to our board (subject to certain conditions) but does not carry voting rights with respect to the election of the nine common stock directors. Also, under the terms of the A/N Preferred Stock, Advance/Newhouse has special voting rights as to certain enumerated matters, including material amendments to the restated charter and bylaws, fundamental changes in our business, mergers and other business combinations, certain acquisitions and dispositions and future issuances of capital stock. Although there is no stockholder agreement, voting agreement or any similar arrangement between Mr. Malone and Advance/Newhouse, by virtue of their respective holdings, Mr. Malone and Advance/Newhouse each have significant influence over the outcome of any corporate transaction or other matter submitted to our stockholders.

General Risks
Theft of our content, including digital copyright theft and other unauthorized exhibitions of our content, may decrease revenue received from our programming and adversely affect our businesses and profitability.
The success of our business depends in part on our ability to maintain and enforce the intellectual property rights underlying our entertainment content. We are fundamentally a content company, and piracy of our content (including digital content), television networks, brands and other intellectual property has the potential to significantly and adversely affect us. Piracy is particularly prevalent in parts of the world that do not effectively enforce intellectual property rights and laws, in contrast to territories such as the U.S. and much of Europe, and the Oceania territories. Even in territories like the U.S., legal frameworks that are unresponsive to modern realities, combined with the lack of effective technological prevention and enforcement measures, may impede our enforcement efforts. Our enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured to any degree. In addition, technological advances that allow the almost instantaneous unauthorized copying and downloading of content into digital formats without any degradation of quality from the original facilitate the rapid creation, transmission and sharing of high-quality unauthorized copies. Unauthorized distribution of copyrighted material over the internet is a threat to copyright owners’ ability to maintain the exclusive control over their copyrighted material and thus the value of their property. The proliferation of unauthorized use of our content may have an adverse effect on our business and profitability because it reduces the revenue that we potentially could receive from the legitimate sale and distribution of our content. We may need to spend significant amounts of money on improvement of technological platform security and enforcement activities, including litigation, to protect our intellectual property rights. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could materially adversely impact our business, financial condition and results of operations.
Acquisitions and other strategic transactions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
From time to time we make acquisitions, investments and enter into other strategic transactions, such as the Scripps Acquisition and the pending Combination. In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, subscribers, affiliates and vendors, incur significant debt, or have to delay or not proceed with announced transactions. Additionally, regulatory agencies, such as the FCC or U.S. Department of Justice may impose additional restrictions on the operation of our business as a result of our seeking regulatory approvals for any significant acquisitions and strategic transactions. The occurrence of any of these events could have an adverse effect on our business.
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
Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities. Following the completion of a merger, like the Scripps Acquisition or the pending Combination, current and prospective employees may experience uncertainty about their future roles with Discovery and choose to pursue other opportunities, which could have an adverse effect on Discovery. If key employees depart, our business may be adversely affected. Additionally, we employ or contract with entertainment personalities who may have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences. If we fail to retain key individuals or if our entertainment personalities lose their current audience base, our operations could be adversely affected.
The market price of our common stock has been highly volatile and may continue to be volatile due to circumstances beyond our control.
The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:
•the pendency and completion of the Combination, including AT&T's decision to conduct the Distribution as a pro rata distribution;
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
•risks and uncertainties related to material effects of climate change;
•development and provision of programming for new television and telecommunications technologies and the success of our discovery+ streaming product;
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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of those companies and our company. Market fluctuations and anomalous trading activities, including sales of large blocks of our Series A common stock and Series C common stock, have caused and may in the future cause the market price and demand for our common stock to fluctuate substantially, which may negatively affect the price and liquidity of our common stock.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
We own and lease approximately 2.94 million square feet of building space in 116 locations around the world.
In the U.S., we own and lease approximately 1.46 million square feet of building space at 27 locations representing 398 thousand square feet of owned space and 1.06 million square feet that we lease. Principal locations in the U.S. include:
•a Global Headquarters in New York, New York, primarily used for general office space by various business units including Ad Sales, U.S. Networks, DTC, Corporate functions and Discovery Digital Studios and production space used for U.S. Networks;
•two owned offices in Knoxville, Tennessee, used for general office space and for technology support and content production (including studios and production support space), respectively, and one leased warehouse space;
•two leased offices in Los Angeles, California, used for general office space by our U.S. Networks, U.S. Ad Sales, Corporate Operations functions, and by our U.S. Networks, content production functions (including production support space), respectively;
•a planned new office in Bellevue, Washington that will house the DTC business unit once fully completed;
•an owned technical facility in Sterling, Virginia, used to manage all technical aspects of most of our global linear and digital businesses.
•a leased office in Miami, Florida, primarily used for general office space by our International Networks segment;
We also own and lease approximately 1.48 million square feet of building space at 89 locations outside of the U.S., representing 299 thousand square feet of owned space in Poland and 1.18 million square feet that we lease.
In Poland, our TVN business unit has 31 locations including 299 thousand square feet of owned space and 390 thousand square feet that we lease. The TVN office locations are used for linear and digital news and entertainment content production, including studios, warehouse, production, technology, broadcasting and supporting office space, and are located primarily in Warsaw and Krakow.
Other principal locations outside of the U.S. include the Office, Production and Playout space in the U.K. and France, and Office and Production space in New Zealand, Denmark, Norway, Germany, and Italy.
We have undertaken consolidations across the global portfolio, resulting in a reduction of approximately 391 thousand square feet, primarily through consolidation of offices in New York City and we are rationalizing our overall real estate footprint as individual leases expire.
Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations housed within. Our policy is to improve and replace property as considered appropriate, to efficiently meet the needs of the individual operations.
Our facility management response to COVID-19 is dynamic and ongoing, with regular adjustments made to ensure our site teams continue to follow guidelines issued by local, national, and regional public and government health authorities. Our enhanced cleaning and disinfection programs have remained in place since the beginning of the pandemic and we have assessed environmental and building infrastructural components such as air quality, ventilation, and filtration for all of our locations, with remedial actions undertaken where necessary.

ITEM 3. Legal Proceedings.
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, vendors, other business partners or patent issues. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on our consolidated financial position, future results of operations or cash flows.
As of February 1, 2022, eight lawsuits have been filed by alleged Discovery stockholders against Discovery and the Discovery Board related to the proposed transaction to combine with WarnerMedia. A complaint captioned Rahman v. Discovery Inc. et al., Case No. 1:21-cv-09785 (the “Rahman Complaint”), was filed in the United States District Court for the Southern District of New York on November 23, 2021. A complaint captioned Chiao v. Discovery Inc. et al., Case No. 1:21-cv-10409, was filed in the United States District Court for the Southern District of New York on December 6, 2021. A complaint captioned Whitfield v. Discovery Inc. et al., Case No. 1:21-cv-10514 (the “Whitfield Complaint”), was filed by Matthew Whitfield in the United States District Court for the Southern District of New York on December 8, 2021. A complaint captioned Solakian v. Discovery Inc. et al., Case No. 1:21-cv-06806, was filed in the United States District Court for the Eastern District of New York on December 8, 2021. A complaint captioned Finger v. Discovery Inc. et al., Case No. 2:21-cv-09799, was filed in the United States District Court for the Central District of California on December 20, 2021. A complaint captioned Ciccotelli v. Discovery Inc. et al., Case No. 2:21-cv-05566, was filed in the United States District Court for the Eastern District of Pennsylvania on December 21, 2021. A complaint captioned Kent v. Discovery Inc. et al., Case No. 1:22-cv-00033-UNA, was filed by Michael Kent in the United States District Court for the District of Delaware on January 7, 2022. A complaint captioned Jones v. Discovery Inc. et al., Case No. 1:22-cv-00204, was filed by Brian Jones in the United States District Court for the Southern District of New York on January 10, 2022. Each of the above complaints name as defendants Discovery and members of the Discovery Board. The Whitfield Complaint and the Rahman Complaint also name as defendants AT&T and Merger Sub. The Whitfield Complaint names Spinco as an additional defendant. Each of the complaints alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The complaints generally allege that the respective defendants filed a materially incomplete and misleading preliminary proxy statement with the SEC. Each of the complaints seeks injunctive relief preventing the consummation of the proposed transaction to combine with WarnerMedia, damages and other relief.
ITEM 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of Discovery, Inc.
Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K. The following table sets forth the name and date of birth of each of our executive officers and the office held by such officer as of February 24, 2022.

Name	Position

David M. Zaslav Born January 15, 1960	President, Chief Executive Officer and a common stock director. Mr. Zaslav has served as our President and Chief Executive Officer since January 2007 and a common stock director since September 2008. Mr. Zaslav served as President, Cable & Domestic Television and New Media Distribution of NBC Universal, Inc. ("NBC"), a media and entertainment company, from May 2006 to December 2006. Mr. Zaslav served as Executive Vice President of NBC, and President of NBC Cable, a division of NBC, from October 1999 to May 2006. Mr. Zaslav is a member of the boards of Sirius XM Radio Inc. and Grupo Televisa S.A.B.

Gunnar Wiedenfels Born September 6, 1977	Chief Financial Officer. Mr. Wiedenfels has served as our Chief Financial Officer since April 2017. Prior to joining Discovery, Mr. Wiedenfels served as Chief Financial Officer of ProSiebenSat.1 Media SE ("ProSieben") starting in 2015. Prior to that, he served as ProSieben's Deputy Chief Financial Officer from 2014 to 2015 and served as Chief Group Controller from 2013 to 2015. Previously, he served as ProSieben's Deputy Group Controller, responsible for group-wide budget planning, budget controlling, and management reporting and as Chief Financial Officer, National, where he had commercial responsibility for the group's German- speaking free TV segment. Before this, he worked as a management consultant and engagement manager at McKinsey & Company. In May 2019, Mr. Wiedenfels joined the supervisory board of SAP SE and serves as chairman of their audit committee.

Jean-Briac Perrette Born April 30, 1971	President and CEO of Discovery International. Mr. Perrette became CEO of Discovery International (formerly referred to as Discovery Networks International) in June 2016 and President of Discovery Networks International in March 2014. Prior to that, Mr. Perrette served as our Chief Digital Officer from October 2011 to February 2014. Mr. Perrette served in a number of roles at NBC Universal from March 2000 to October 2011, with the last being President of Digital and Affiliate Distribution.

Adria Alpert Romm Born March 2, 1955	Chief People and Culture Officer since April 2019. Ms. Romm served as our Chief Human Resources and Diversity Officer from March 2014 to March 2019. Prior to that, Ms. Romm served as our Senior Executive Vice President of Human Resources from March 2007 to February 2014. Ms. Romm served as Senior Vice President of Human Resources of NBC from 2004 to 2007. Prior to 2004, Ms. Romm served as a Vice President in Human Resources for the NBC TV network and NBC staff functions.

Bruce L. Campbell Born November 26, 1967	Chief Development, Distribution & Legal Officer. Mr. Campbell became our Chief Distribution Officer in October 2015, Chief Development Officer in August 2010 and served as our General Counsel from December 2010 to April 2017. Mr. Campbell served as Digital Media Officer from August 2014 through October 2015. Prior to that, Mr. Campbell served as our President, Digital Media & Corporate Development from March 2007 through August 2010. Mr. Campbell also served as our corporate secretary from December 2010 to February 2012. Mr. Campbell served as Executive Vice President, Business Development of NBC from December 2005 to March 2007, and Senior Vice President, Business Development of NBC from January 2003 to November 2005.

David Leavy Born December 24, 1969	Chief Corporate Operating Officer. Mr. Leavy served as our Chief Corporate Operations and Communications Officer from March 2016 to June 2019 and became our Chief Corporate Operating Officer in July 2019. Prior to that, Mr. Leavy served as our Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Business Operations from August 2015 to March 2016. From December 2011 to August 2015, Mr. Leavy served as our Chief Communications Officer and Senior Executive Vice President, Corporate Marketing and Affairs. Prior to that, Mr. Leavy served as our Executive Vice President, Communications and Corporate Affairs and has served in a number of other roles at Discovery since joining in March 2000.

Lori Locke Born August 23, 1963	Chief Accounting Officer. Ms. Locke joined Discovery as our Chief Accounting Officer in June 2019. Prior to joining Discovery, Ms. Locke served as Vice President, Corporate Controller and Principal Accounting Officer for Gannett Co., Inc. (“Gannett”), a media company, from June 2015 to May 2019. Before joining Gannett, Ms. Locke was Vice President and Corporate Assistant Controller for Leidos, Inc. (formerly SAIC, Inc.), a science, engineering and information technology company, from February 2013 to May 2015.

Name	Position

Savalle C. Sims Born May 21, 1970	Executive Vice President and General Counsel. Ms. Sims became Executive Vice President and General Counsel in April 2017. Ms. Sims served as our Executive Vice President and Deputy General Counsel from December 2014 to April 2017. Prior to that, Ms. Sims served as our Senior Vice President, Litigation and Intellectual Property from August 2011 through December 2014. Prior to joining Discovery, Ms. Sims was a partner at the law firm of Arent Fox LLP.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Series A common stock, Series B common stock and Series C common stock are listed and traded on The Nasdaq Global Select Market (“NASDAQ”) under the symbols “DISCA,” “DISCB” and “DISCK,” respectively.
As of February 10, 2022, there were approximately 1,030, 57 and 1,525 record holders of our Series A common stock, Series B common stock and Series C common stock, respectively. These amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
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
Stock Performance Graph
The following graph sets forth the cumulative total shareholder return on our Series A common stock, Series B common stock and Series C common stock as compared with the cumulative total return of the companies listed in the Standard and Poor's 500 Stock Index ("S&P 500 Index") and a peer group of companies (the "Peer Group"). The Peer Group is comprised of The Walt Disney Company, ViacomCBS, Inc. Class B common stock, Fox Corporation Class A common stock and AMC Networks Inc. Class A common stock. The graph assumes $100 originally invested on December 31, 2016 in our Series A common stock, Series B common stock and Series C common stock, the S&P 500 Index, and the stocks of the Peer Group, including reinvestment of dividends, for the years ended December 31, 2017, 2018, 2019, 2020 and 2021.
NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
NOTE: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	December 31,
	2016	2017	2018	2019	2020	2021
DISCA	$100.00	$81.65	$90.26	$119.46	$109.79	$85.89
DISCB	$100.00	$85.08	$114.93	$124.40	$111.15	$102.06
DISCK	$100.00	$79.05	$86.18	$113.85	$97.80	$85.51
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100.00	$103.28	$103.43	$133.73	$159.05	$138.99

ITEM 6. [Reserved].
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows, financial condition, contractual commitments, critical accounting policies, and estimates that require significant judgment and thus have the most significant potential impact on our consolidated financial statements. This discussion and analysis is intended to better allow investors to view the company from management's perspective.
This section provides an analysis of our financial results for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020. A discussion of our result of operations and liquidity for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 22, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.corporate.discovery.com. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
We aim to invest in high-quality content for our networks and brands with the objective of building viewership, optimizing distribution revenue, capturing advertising revenue, and creating or repositioning branded channels and business to sustain long-term growth and occupy a desired content niche with strong consumer appeal. Our strategy is to maximize the distribution, ratings and profit potential of each of our branded networks and discovery+. In addition to growing distribution and advertising revenues for our branded networks, we have extended content distribution across new platforms, including brand-aligned websites, online streaming, mobile devices, VOD, and broadband channels, which provide promotional platforms for our television content and serve as additional outlets for advertising and distribution revenue. Our goal is to reach consumers wherever and whenever they are consuming content, as well as reaching new audiences including broadband only, cord cutters and cord nevers, while continuing to serve our linear network subscribers. Audience ratings, audience engagement and channel packaging are key drivers in generating advertising revenue and creating demand on the part of cable television operators, DTH satellite operators, telecommunication service providers, and other content distributors who deliver our content to their customers.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. COVID-19 has continued to spread throughout the world, and the duration and severity of its effects and associated economic disruption remain uncertain. We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including the impact on our customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various other third parties.
Beginning in the second quarter of 2020, demand for our advertising products and services decreased due to economic disruptions from limitations on social and commercial activity. These economic disruptions and the resulting effect on us eased during the second half of 2020. The pandemic did not have a significant impact on demand during fiscal year 2021. Many of our third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020 and, as a result, we have incurred additional costs to comply with various governmental regulations and implement certain safety measures for our employees, talent, and partners. Additionally, certain sporting events that we have rights to were cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which occurred in July and August 2021. The postponement of the 2020 Olympic Games deferred both Olympic-related revenues and significant expenses from fiscal year 2020 to fiscal year 2021.
In response to the impact of the pandemic, we employed innovative production and programming strategies, including producing content filmed by our on-air talent and seeking viewer feedback on which content to air. We pursued a number of cost savings initiatives, which began during the third quarter of 2020 through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry.
The full extent of COVID-19’s effects on our operations and results is not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19, vaccine distribution and other actions to contain the virus or treat its impact, among others. We will continue to monitor COVID-19 and its impact on our business results and financial condition. The consolidated financial statements set forth in this Annual Report on Form 10-K reflect management’s latest estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

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
Consolidated Results of Operations – 2021 vs. 2020
Our consolidated results of operations for 2021 and 2020 were as follows (in millions).

	Year Ended December 31,
	2021	2020	% Change	% Change (ex-FX)
Revenues:
Advertising	$6,215	$5,583	11%	10%
Distribution	5,409	4,866	11%	11%
Other	567	222	NM	NM
Total revenues	12,191	10,671	14%	14%
Costs of revenues, excluding depreciation and amortization	4,620	3,860	20%	18%
Selling, general and administrative	4,016	2,722	48%	46%
Depreciation and amortization	1,582	1,359	16%	15%
Impairment of goodwill and other intangible assets	—	124	NM	NM
Restructuring and other charges	32	91	(65)%	(64)%
Gain on disposition	(71)	—	NM	NM
Total costs and expenses	10,179	8,156	25%	23%
Operating income	2,012	2,515	(20)%	(18)%
Interest expense, net	(633)	(648)	(2)%
Loss on extinguishment of debt	(10)	(76)	(87)%
Loss from equity investees, net	(18)	(105)	(83)%
Other income, net	82	42	95%
Income before income taxes	1,433	1,728	(17)%
Income tax expense	(236)	(373)	(37)%
Net income	1,197	1,355	(12)%
Net income attributable to noncontrolling interests	(138)	(124)	11%
Net income attributable to redeemable noncontrolling interests	(53)	(12)	NM
Net income available to Discovery, Inc.	$1,006	$1,219	(17)%
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
Advertising revenue increased 11% in 2021. Excluding the impact of foreign currency fluctuations, advertising revenue increased 10%. The increase was primarily attributable to improved overall performance at International Networks as advertising markets recovered from the COVID-19 pandemic, as well as the broadcast of the Summer Olympics throughout Europe in the third quarter of 2021.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from SVOD content licensing, DTC subscription services, and other emerging forms of digital distribution. The largest component of distribution revenue is comprised of linear distribution services for rights to our networks from cable, DTH satellite and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks or content, the number of platforms covered in the distribution agreement, and the market demand for the content that we provide. From time to time, renewals of multi-year carriage agreements include significant year one market adjustments to re-set subscriber rates, which then increase at rates lower than the initial increase in the following years. In some cases, we have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks. Distribution revenue also includes fees charged for bulk content arrangements and other subscription services for episodic content. These digital distribution revenues are impacted by the quantity, as well as the quality, of the content we provide.
As reported and excluding the impact of foreign currency fluctuations, distribution revenue increased 11% in 2021 primarily attributable to the growth of discovery+ at both U.S. Networks and International Networks.
Other revenue increased $345 million in 2021. Excluding the impact of foreign currency fluctuations, other revenue increased $354 million in 2021. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events and digital products. The costs of producing a content asset and bringing that asset to market consist of film costs, participation costs, exploitation costs and manufacturing costs.
Costs of revenues increased 20% in 2021. Excluding the impact of foreign currency fluctuations, costs of revenues increased 18%. The increase was primarily attributable to the Olympics and to a lesser extent, European sporting events and leagues returning to a more normalized schedule, and higher content investment related to discovery+ at U.S. Networks and International Networks.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees. Selling, general and administrative expenses increased 48% in 2021. Excluding the impact of foreign currency fluctuations, selling, general and administrative increased 46%. The increase was primarily attributable to higher marketing related expenses to drive the growth of discovery+ at U.S. Networks and International Networks.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 16% in 2021. Excluding the impact of foreign currency fluctuations, depreciation and amortization increased 15%. The increase was primarily attributable to a change in amortization method from the straight-line method to the sum of the years digits method effective October 1, 2021 for acquired customer relationships, and to a lesser extent, assets placed in service related to the launch of discovery+.

Impairment of Goodwill and Other Intangible Assets
There was no impairment of goodwill and other intangible assets in 2021 compared to $124 million in 2020. (See Note 7 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges were $32 million and $91 million in 2021 and 2020, respectively. Restructuring and other charges primarily include employee relocation and termination costs. (See Note 17 to the accompanying consolidated financial statements.)
Gain on Disposition
Gain on disposition was $71 million for 2021, and was primarily attributable to the sale of our Great American Country network. (See Note 3 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense decreased 2% in 2021. (See Note 8 and Note 10 to the accompanying consolidated financial statements.)
Loss on Extinguishment of Debt
Losses on extinguishment of debt were $10 million and $76 million in 2021 and 2020, respectively. In 2020, we repurchased $1.5 billion aggregate principal amount of DCL's and Scripps Networks' senior notes. The repurchase resulted in a loss on extinguishment of debt of $76 million. (See Note 8 to the accompanying consolidated financial statements.)
Loss from Equity Investees, net
We reported losses from our equity method investees of $18 million and $105 million in 2021 and 2020, respectively. The changes are attributable to the Company's share of earnings and losses from its equity investees.
Other Income, net
The table below presents the details of other income, net (in millions).

	Year Ended December 31,
	2021	2020
Foreign currency gains (losses), net	$93	$(115)
(Losses) gains on derivative instruments, net	(33)	29
Interest income	18	10
Gain on sale of investment with readily determinable fair value	15	101
Change in the value of equity investments without readily determinable fair value	(13)	—
Change in the value of investments with readily determinable fair value	(6)	28
Expenses from debt modification	—	(11)
Other income, net	8	—
Other income, net	$82	$42

Income Taxes
The following table reconciles our effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2021		2020
Pre-tax income at U.S. federal statutory income tax rate	$301	21%	$363	21%
State and local income taxes, net of federal tax benefit	108	7%	(10)	—%
Effect of foreign operations	25	2%	58	3%
UK Finance Act legislative change	(155)	(11)%	(51)	(3)%
Noncontrolling interest adjustment	(40)	(3)%	(29)	(2)%
Change in uncertain tax positions	12	1%	17	1%
Impairment of goodwill	—	—%	25	2%
Deferred tax adjustment	—	—%	(22)	(1)%
Other, net	(15)	(1)%	$22	1%
Income tax expense	$236	16%	$373	22%
Income tax expense was $236 million and $373 million, and the Company's effective tax rate was 16% and 22% for 2021 and 2020, respectively. The decrease in income tax expense for the year ended December 31, 2021 was primarily attributable to a decrease in pre-tax book income and an increase in the deferred tax benefit from the UK Finance Act 2021 that was enacted in June 2021. Those decreases were partially offset by an increase in the state and local income tax expense recorded in 2021.
Segment Results of Operations – 2021 vs. 2020
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

	Year Ended December 31,
	2021	2020	% Change
Net income available to Discovery, Inc.	$1,006	$1,219	(17)%
Net income attributable to redeemable noncontrolling interests	53	12	NM
Net income attributable to noncontrolling interests	138	124	11%
Income tax expense	236	373	(37)%
Income before income taxes	1,433	1,728	(17)%
Other (income) expense, net	(82)	(42)	95%
Loss from equity investees, net	18	105	(83)%
Loss on extinguishment of debt	10	76	(87)%
Interest expense, net	633	648	(2)%
Operating income	2,012	2,515	(20)%
Depreciation and amortization	1,582	1,359	16%
Impairment of goodwill and other intangible assets	—	124	NM
Employee share-based compensation	167	99	69%
Restructuring and other charges	32	91	(65)%
Transaction and integration costs	95	6	NM
(Gain) loss on disposition	(71)	2	NM
Adjusted OIBDA	$3,817	$4,196	(9)%

Adjusted OIBDA
U.S. Networks	3,940	3,975	(1)%
International Networks	494	723	(32)%
Corporate, inter-segment eliminations, and other	(617)	(502)	23%
Adjusted OIBDA	$3,817	$4,196	(9)%

The table below presents the calculation of Adjusted OIBDA (in millions).

	Year Ended December 31,
	2021	2020	% Change
Revenue:
U.S. Networks	$7,662	$6,949	10%
International Networks	4,539	3,713	22%
Corporate, inter-segment eliminations, and other	(10)	9	NM
Total revenue	12,191	10,671	14%
Costs of revenues, excluding depreciation and amortization	4,620	3,860	20%
Selling, general and administrative (a)	3,754	2,615	44%
Adjusted OIBDA	$3,817	$4,196	(9)%

(a) Selling, general and administrative expenses exclude employee share-based compensation and third-party transaction and integration costs.
U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, and Adjusted OIBDA (in millions).

	Year Ended December 31,
	2021	2020	Change %
Revenues:
Advertising	$4,188	$4,012	4%
Distribution	3,297	2,852	16%
Other	177	85	NM
Total revenues	7,662	6,949	10%
Costs of revenues, excluding depreciation and amortization	1,841	1,843	—%
Selling, general and administrative	1,881	1,131	66%
Adjusted OIBDA	3,940	3,975	(1)%
Employee share-based compensation	1	—
Gain on disposition	(77)	—
Depreciation and amortization	1,065	899
Restructuring and other charges	4	41
Transactions and integration costs	1	—
Inter-segment eliminations	20	4
Operating income	$2,926	$3,031
Revenues
Advertising revenue increased 4% in 2021 and was primarily attributable to higher pricing, the continued monetization of content offerings on our next generation initiatives, and higher inventory, partially offset by lower overall ratings and secular declines in the pay-TV ecosystem.
Distribution revenue increased 16% in 2021 and was primarily attributable to growth of discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers, and certain prior year nonrecurring items. Excluding these nonrecurring items, distribution revenue increased 17% in 2021. Total portfolio subscribers at December 31, 2021 were 8% lower than at December 31, 2020, while subscribers to our fully distributed networks were 4% lower than the prior year. Excluding the impact of the sale of our Great American Country linear network, total subscribers to our linear networks at December 31, 2021 were 5% lower than at December 31, 2020.
Other revenue increased $92 million in 2021 and was primarily attributable to a nonrecurring item.

Costs of Revenues
Costs of revenues were flat in 2021, primarily attributable to our content investment in discovery+, a nonrecurring, non-cash item in 2020, and third-party app store fees, offset by more efficient content spend on our linear networks.
Content expense was $1.6 billion in 2021 and 2020.
Selling, General and Administrative
Selling, general and administrative expenses increased 66% in 2021 and was primarily attributable to higher marketing-related expenses to drive the growth of discovery+.
Adjusted OIBDA
Adjusted OIBDA decreased 1% in 2021.
International Networks
The following table presents, for our International Networks segment, revenues by type, certain operating expenses, and Adjusted OIBDA (in millions).

	Year Ended December 31,
	2021	2020	Change %	Change % (ex-FX)
Revenues:
Advertising	$2,027	$1,571	29%	25%
Distribution	2,112	2,014	5%	4%
Other	400	128	NM	NM
Total revenues	4,539	3,713	22%	20%
Costs of revenues, excluding depreciation and amortization	2,784	2,004	39%	35%
Selling, general and administrative	1,261	986	28%	24%
Adjusted OIBDA	494	723	(32)%	(27)%
Depreciation and amortization	394	374
Impairment of goodwill and other intangible assets	—	124
Restructuring and other charges	26	29
Transaction and integration costs	4	4
Inter-segment eliminations	(15)	1
Loss on disposition	6	—
Operating income	$79	$191
Revenues
Advertising revenue increased 29% in 2021. Excluding the impact of foreign currency fluctuations, advertising revenue increased 25%. The increases were attributable to improved overall performance as advertising markets recovered from the COVID-19 pandemic, as well as the broadcast of the Summer Olympics throughout Europe in the third quarter of 2021.
Distribution revenue increased 5% in 2021. Excluding the impact of foreign currency fluctuations, distribution revenue increased 4%. The increases were primarily attributable to higher next generation revenues due to growth of discovery+, partially offset by lower contractual affiliate rates in some European markets.
Other revenue increased $272 million in 2021. Excluding the impact of foreign currency fluctuations, other revenue increased $281 million. The increases were primarily attributable to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
Costs of Revenues
Costs of revenues increased 39% in 2021. Excluding the impact of foreign currency fluctuations, costs of revenues increased 35%. The increases were primarily attributable to the Olympics and to a lesser extent, European sporting events and leagues returning to a more normalized schedule, and higher content investment related to discovery+. Content expense, excluding the impact of foreign currency fluctuations, was $2.0 billion for 2021 and $1.4 billion 2020.

Selling, General and Administrative
Selling, general and administrative expenses increased 28% in 2021. Excluding the impact of foreign currency fluctuations, selling, general, and administrative expenses increased 24%. The increases were primarily attributable to higher marketing-related expenses to drive the growth of discovery+ and the Olympics, as well as personnel costs to support our next generation platforms.
Adjusted OIBDA
Adjusted OIBDA decreased 32% in 2021. Excluding the impact of foreign currency fluctuations, adjusted OIBDA decreased 27%.
Corporate, Inter-segment Eliminations, and Other
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Year Ended December 31,
	2021	2020	% Change
Revenues	$(10)	$9	NM
Costs of revenues, excluding depreciation and amortization	(5)	13	NM
Selling, general and administrative	612	498	23%
Adjusted OIBDA	(617)	(502)	(23)%
Employee share-based compensation	166	99
Depreciation and amortization	123	86
Transaction and integration costs	90	2
Restructuring and other charges	2	21
Loss on asset disposition	—	2
Inter-segment eliminations	(5)	(5)
Operating loss	$(993)	$(707)
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation and third-party transaction and integration costs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During 2021, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2021, we had $3.9 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We also have a $2.5 billion revolving credit facility and commercial paper program described below.
•Debt
    Revolving Credit Facility and Commercial Paper
In June 2021, we entered into a multicurrency revolving credit agreement (the "Credit Agreement"), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. We have the capacity to initially borrow up to $2.5 billion under the Credit Agreement. Upon the closing of the proposed Combination with WarnerMedia and subject to certain conditions, the available commitments will increase by $3.5 billion, to an aggregate amount not to exceed $6 billion. The Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. We may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by Discovery, Inc. and Scripps Networks Interactive, Inc., and will also be guaranteed by the holding company of the WarnerMedia business upon the closing of the proposed Combination.

The Credit Agreement will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2021, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Investments
We received proceeds of $599 million during 2021 from the sales and maturities of investments.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, costs to develop and market discovery+, principal and interest payments on our outstanding senior notes, and funding for various equity method and other investments.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Our investment in content has increased as we acquire and develop new content for discovery+. Additional information regarding contractual commitments to acquire content is set forth in "Material Cash Requirements from Known Contractual and Other Obligations" in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
•Debt
Senior Notes
In July 2021, we issued notices for the redemption in full of all $168 million aggregate principal amount outstanding of our 3.300% Senior Notes due May 2022 and $62 million aggregate principal amount outstanding of our 3.500% Senior Notes due June 2022 (collectively, the "2022 Notes"). The 2022 Notes were redeemed in July 2021 for an aggregate redemption price of $235 million, plus accrued interest.
In February 2021, we issued a notice for the redemption in full of all $335 million aggregate principal amount outstanding of our 4.375% Senior Notes due June 2021 (the “2021 Notes”). The 2021 Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest.
In addition, we have $339 million of senior notes coming due in March 2022.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $373 million in 2021, including amounts capitalized to support our next generation platforms, such as discovery+. In addition, we expect to continue to incur significant costs to develop and market discovery+ in the future.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 4 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. We contributed $184 million and $181 million in 2021 and 2020, for investments in and advances to our investees. We also purchased $103 million and $250 million of time deposit investments during 2021 and 2020.
In May 2021, we entered into an agreement with AT&T Inc. to combine with WarnerMedia’s ("WarnerMedia") entertainment, sports and news assets to create a standalone, global entertainment company. The transaction is expected to close in the second quarter of 2022, subject to approval by the Company's shareholders and customary closing conditions, including receipt of regulatory approvals. For the year ended December 31, 2021, we incurred transaction and integration costs of $95 million, primarily related to the WarnerMedia acquisition, and we expect to continue to incur significant transaction and integration costs in 2022 and beyond. (See Note 3 to the accompanying consolidated financial statements.)

•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also have redeemable equity balances of $363 million, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $251 million and $254 million in 2021 and 2020, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 12 to the accompanying consolidated financial statements.) There was no common stock repurchase activity during 2021. During 2020, we repurchased $969 million of our Series C common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During 2021 and 2020, we made cash payments of $643 million and $641 million for income taxes and $664 million and $673 million for interest on our outstanding debt. Following the closing of the proposed Combination with WarnerMedia, we expect cash required for interest payments to significantly increase.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Year Ended December 31,
	2021	2020
Cash, cash equivalents, and restricted cash, beginning of period	$2,122	$1,552
Cash provided by operating activities	2,798	2,739
Cash used in investing activities	(56)	(703)
Cash used in financing activities	(853)	(1,549)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(106)	83
Net change in cash, cash equivalents, and restricted cash	1,783	570
Cash, cash equivalents, and restricted cash, end of period	$3,905	$2,122
Operating Activities
Cash provided by operating activities was $2.8 billion and $2.7 billion in 2021 and 2020, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income excluding non-cash items, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash used in investing activities was $56 million and $703 million in 2021 and 2020, respectively. The decrease in cash used in investing activities was primarily attributable to proceeds received from the sales and maturities of investments and a reduction in purchases of investments, partially offset by an increase in payments for derivatives during 2021.
Financing Activities
Cash used in financing activities was $853 million and $1.5 billion in 2021 and 2020, respectively. The decrease in cash used in financing activities was primarily attributable to the suspension of stock repurchases throughout 2021.

Capital Resources
As of December 31, 2021, capital resources were comprised of the following (in millions).

	December 31, 2021
	Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,905	$—	$—	$3,905
Revolving credit facility and commercial paper program	2,500	—	—	2,500
Senior notes (a)	15,187	—	15,187	—
Total	$21,592	$—	$15,187	$6,405

(a) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of December 31, 2021 had interest rates that ranged from 1.90% to 6.35% and will mature between 2022 and 2055.

We expect that our cash balance, cash generated from operations and availability under the Credit Agreement will be sufficient to fund our cash needs for both the short-term and the long-term. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios.
As of December 31, 2021, we held $236 million of our $3.9 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of December 31, 2021, all of the Company’s outstanding registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company and guaranteed by the Company and Scripps Networks, except for $23 million of senior notes outstanding as of December 31, 2021 that have been issued by Scripps Networks and are not guaranteed. (See Note 8 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned, indirect subsidiary of the Company. Scripps Networks is also 100% owned by the Company.
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

December 31, 2021
Current assets	$4,452
Non-guarantor intercompany trade receivables, net	85
Noncurrent assets	5,969
Current liabilities	1,018
Noncurrent liabilities	15,778

Year Ended December 31, 2021
Revenues	$2,091
Operating income	1,028
Net income	294
Net income available to Discovery, Inc.	246
Additional information regarding the changes in our outstanding indebtedness and the significant terms and provisions of our revolving credit facility and outstanding indebtedness is discussed in Note 8 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
As of December 31, 2021, our significant contractual and other obligations were as follows (in millions).

	Total	Short-term	Long-term
Long-term debt:
Principal payments	$15,187	$339	$14,848
Interest payments	9,988	629	9,359
Purchase obligations:
Content	5,352	1,798	3,554
Other	1,611	704	907
Finance lease obligations	277	65	212
Operating lease obligations	801	84	717
Pension and other employee obligations	17	3	14
Total	$33,233	$3,622	$29,611
Long-term Debt
Principal payments on long-term debt reflect the repayment of our outstanding senior notes, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding senior notes are projected based on their contractual interest rates and maturity dates.
Additionally, DCL's revolving credit facility allows DCL and certain designated foreign subsidiaries of DCL to borrow up to $2.5 billion, including a $150 million sublimit for the issuance of standby letters of credit. Upon the closing of the Combination with WarnerMedia and subject to certain conditions, the available commitments will increase by $3.5 billion, to an aggregate amount not to exceed $6 billion. As of December 31, 2021, we had no outstanding borrowings under the credit facility or the commercial paper program. (See Note 8 to the accompanying consolidated financial statements.)

Purchase Obligations
Content purchase obligations include commitments and liabilities associated with third-party producers and sports associations for content that airs on our television networks. Production contracts generally require: purchase of a specified number of episodes; payments over the term of the license; and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation. The commitments exclude content liabilities recognized on the consolidated balance sheet. We expect to enter into additional production contracts and content licenses to meet our future content needs.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period.
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
Pension and Other Employee Obligations
We sponsor a qualified defined benefit pension plan (“Pension Plan”) that covers certain U.S.-based employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”).
Contractual commitments include payments to meet minimum funding requirements of our Pension Plan in 2022 and estimated benefit payments for our SERP that exceed plan assets. Payments for the SERP have been estimated over a ten-year period. While benefit payments under these plans are expected to continue beyond 2031, we believe it is not practicable to estimate payments beyond this period.
We are unable to reasonably predict the ultimate amount of any payments due to cash-settled share-based compensation awards. As of December 31, 2021, the current portion of the liability for cash-settled share-based compensation awards was $17 million.
Unrecognized Tax Benefits
We are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits because, until formal resolutions are reached, reasonable estimates of the amount and timing of cash settlements with the respective taxing authorities are not practicable. Our unrecognized tax benefits totaled $420 million as of December 31, 2021.
Put Rights
We have granted put rights to certain consolidated subsidiaries, but we are unable to reasonably predict the ultimate amount or timing of any payment. We recorded the carrying value of the noncontrolling interest in the equity associated with the put rights as a component of redeemable noncontrolling interest in the amount of $363 million. (See Note 11 to the accompanying consolidated financial statements.)
Noncontrolling Interest
The Food Network and Cooking Channel are operated and organized under the terms of the TV Food Network Partnership (the "Partnership"). We hold interests in the Partnership, along with another noncontrolling owner. The Partnership agreement specifies a dissolution date of December 31, 2022. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits us, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.

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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2021. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to uncertain tax positions, goodwill and intangible assets, content rights, consolidation and revenue recognition. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.
Management considers an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations.
The development and selection of these critical accounting estimates have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We believe the following accounting policies are critical to our business operations and the understanding of our results of operations and involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Uncertain Tax Positions
We are subject to income taxes in numerous U.S. and foreign jurisdictions. From time to time, we engage in transactions or take filing positions in which the tax consequences may be uncertain and may recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We establish a reserve for uncertain tax positions unless we determine that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. We include interest and where appropriate, potential penalties, as a component of income tax expense on the consolidated statement of operations. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events including the status and results of income tax audits with the relevant tax authorities. Significant judgment is exercised in evaluating all relevant information, the technical merits of the tax positions, and the accurate measurement of uncertain tax positions when determining the amount of reserve and whether positions taken on our tax returns are more likely than not to be sustained. This also involves the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities. At December 31, 2021, the reserve for uncertain tax positions was $420 million, and it is reasonably possible that the total amount of unrecognized tax benefits related to certain of our uncertain tax positions could decrease by as much as $125 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations or regulatory developments.
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

We evaluate our goodwill for impairment annually as of October 1 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. If we believe that as a result of our qualitative assessment it is not more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is required. The quantitative impairment test requires significant judgment in determining the fair value of the reporting units. We determine the fair value of our reporting units by using a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method and the market multiple approach, which incorporates the use of EBITDA multiples based on market data. For the DCF method, we use projections specific to the reporting unit, as well as those based on general economic conditions, which require the use of significant estimates and assumptions. Determining fair value specific to each reporting unit requires the Company to exercise judgment when selecting the appropriate discount rates, control premiums, terminal growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, including revenue growth rates and profit margins. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long range plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions.
2021 Impairment Analysis
During the fourth quarter of 2021, the Company performed a qualitative goodwill impairment assessment for all reporting units and it determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, therefore, no quantitative goodwill impairment analysis was performed
Content Rights
Content rights principally consist of television series, specials, films and sporting events. Costs of produced and coproduced content consist of development costs, acquired production costs, direct production costs, certain production overhead costs and participation costs and are capitalized if we have previously generated revenues from similar content in established markets and the content will be used and revenues will be generated for a period of at least one year.
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
We evaluated reconsideration events during the year ended December 31, 2021 and concluded there were no changes to our consolidation assessments.
Revenue Recognition
As described in Note 2, we generate advertising revenues primarily from advertising sold on our television networks, authenticated TVE applications, DTC subscription services and websites and distribution revenues from fees charged to distributors of our network content, which include cable, direct-to-home satellite, telecommunications and digital service providers and bundled long-term content arrangements, as well as through DTC subscription services.
A substantial portion of the advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. These advertising campaigns are considered to represent a single, distinct performance obligation. For such contracts, judgment is required in measuring progress across the Company’s single performance obligation. Various factors such as pricing specific to the channel, daypart and targeted demographic, as well as estimated audience guarantees, are considered in determining how to appropriately measure progress across the campaigns. Revenues are ultimately recognized based on the audience level delivered multiplied by the average price per impression.
See Item 1A, "Risk Factors" for details on significant risks that could impact our ability to successfully grow our cash flows.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our actual and potential borrowing activities. During the year ended December 31, 2021, we entered into a new $2.5 billion multicurrency revolving credit facility, replacing the existing $2.5 billion credit agreement. We have the capacity to initially borrow up to $2.5 billion, and upon the closing of the proposed combination transaction with WarnerMedia and subject to certain conditions, the available commitments will increase by $3.5 billion, to an aggregate amount not to exceed $6 billion. We had no outstanding borrowings as of December 31, 2021. We also have access to a commercial paper program, which had no outstanding borrowings as of December 31, 2021. The interest rate on borrowings under the revolving credit facility is based on a floating rate based on the applicable currency of the borrowing plus a margin. The revolving credit facility matures in June 2026 and the option for up to two additional 364-day renewal periods. As of December 31, 2021, we had outstanding debt with a book value of $15.2 billion under various public senior notes with fixed interest rates.
Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into variable interest rate swaps or swaptions, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. We may also enter into fixed rate forward starting swaps to limit the impact of volatility in interest rates for future issuances of fixed rate debt. As of December 31, 2021, we had entered into forward starting interest rate swap agreements with a notional value of $2 billion for the future issuances of fixed rate debt and a combination of swaption collars, purchase payer swaptions and interest rate swaps with a combined notional value of $15 billion for the expected issuances of debt associated with the upcoming WarnerMedia merger.

As of December 31, 2021, the fair value of our outstanding public senior notes was $17.2 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from a 100 basis-point increase in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be a decrease in fair value of approximately $1.5 billion as of December 31, 2021.
Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Our International Networks segment operates from hubs in EMEA, Latin America and Asia with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available from intercompany borrowings or drawdowns from our revolving credit facility. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely.
The functional currency of most of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies ("non-functional currency risk"). Such transactions include affiliate and ad sales arrangements, content arrangements, equipment and other vendor purchases, and intercompany transactions. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. We also record realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, we will experience fluctuations in our revenues, costs and expenses solely as a result of changes in foreign currency exchange rates.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity. Any increase or decrease in the value of the U.S. dollar against any foreign functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation gains or losses with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our net income, other comprehensive income (loss) and equity with respect to our holdings solely as a result of changes in foreign currency.
The majority of our foreign currency exposure is to the Euro, Polish zloty, and the British Pound. We may enter into spot, forward and option contracts that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost for producing or acquiring content, certain intercompany transactions, or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2021. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. (See Note 10 to the accompanying consolidated financial statements.)
Derivatives
We may use derivative financial instruments to modify our exposure to exogenous events and market risks from changes in foreign currency exchange rates, interest rates, and the fair value of investments with readily determinable fair values. We do not use derivative financial instruments unless there is an underlying exposure. While derivatives are used to mitigate cash flow risk and the risk of declines in fair value, they also limit potential economic benefits to our business in the event of positive shifts in foreign currency exchange rates, interest rates, and market values. We do not hold or enter into financial instruments for speculative trading purposes. (See Note 10 to the accompanying consolidated financial statements.)

Market Values of Investments
In addition to derivatives, we had investments in entities accounted for as equity method investments, equity investments, and other highly liquid instruments, such as money market and mutual funds, that are accounted for at fair value. (See Note 4 and Note 5 to the accompanying consolidated financial statements.) Investments in mutual funds include both fixed rate and floating rate interest earning securities that carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on the specified criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Discovery, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Discovery, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill impairment and content in 2020, and the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Certain Reserves for Uncertain Tax Positions
As described in Notes 2 and 18 to the consolidated financial statements, the Company’s reserves for uncertain tax positions were $420 million as of December 31, 2021. Management establishes a reserve for uncertain tax positions unless management determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. As disclosed by management, significant judgment is exercised in evaluating all relevant information, the technical merits of the tax positions, and the accurate measurement of uncertain tax positions when determining the amount of the reserve and whether positions taken on the Company’s tax returns are more likely than not to be sustained. This also involves the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition, measurement, and completeness of uncertain tax positions. These procedures also included, among others (i) testing the information used in the determination of certain reserves for uncertain tax positions, including international and federal filing positions and the related final tax returns; (ii) testing the calculation of the liability for certain reserves for uncertain tax positions by jurisdiction, including evaluating management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained, as well as the likelihood of the possible estimated outcome; (iii) for certain uncertain tax positions, testing the completeness of management’s assessment and possible outcomes, and (iv) evaluating the status and results of income tax audits with the relevant tax authorities.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 24, 2022

We have served as the Company’s auditor since 2008.

DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,905	$2,091
Receivables, net	2,446	2,537
Content rights and prepaid license fees, net	245	532
Prepaid expenses and other current assets	668	970
Total current assets	7,264	6,130
Noncurrent content rights, net	3,832	3,439
Property and equipment, net	1,336	1,206
Goodwill	12,912	13,070
Intangible assets, net	6,317	7,640
Equity method investments	543	507
Other noncurrent assets	2,223	2,095
Total assets	$34,427	$34,087
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$412	$397
Accrued liabilities	2,230	1,793
Deferred revenues	478	557
Current portion of debt	339	335
Total current liabilities	3,459	3,082
Noncurrent portion of debt	14,420	15,069
Deferred income taxes	1,225	1,534
Other noncurrent liabilities	1,927	2,019
Total liabilities	21,031	21,704
Commitments and contingencies (See Note 22)
Redeemable noncontrolling interests	363	383
Equity:
Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 4 shares issued and outstanding and 5 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 170 and 163 shares issued; and 169 and 162 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 559 and 547 shares issued; and 330 and 318 shares outstanding	5	5
Additional paid-in capital	11,086	10,809
Treasury stock, at cost: 230 shares	(8,244)	(8,244)
Retained earnings	9,580	8,543
Accumulated other comprehensive loss	(830)	(651)
Total Discovery, Inc. stockholders’ equity	11,599	10,464
Noncontrolling interests	1,434	1,536
Total equity	13,033	12,000
Total liabilities and equity	$34,427	$34,087

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Advertising	$6,215	$5,583	$6,044
Distribution	5,409	4,866	4,835
Other	567	222	265
Total revenues	12,191	10,671	11,144
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	4,620	3,860	3,819
Selling, general and administrative	4,016	2,722	2,788
Depreciation and amortization	1,582	1,359	1,347
Impairment of goodwill and other intangible assets	—	124	155
Restructuring and other charges	32	91	26
Gain on disposition	(71)	—	—
Total costs and expenses	10,179	8,156	8,135
Operating income	2,012	2,515	3,009
Interest expense, net	(633)	(648)	(677)
Loss on extinguishment of debt	(10)	(76)	(28)
Loss from equity investees, net	(18)	(105)	(2)
Other income (expense), net	82	42	(8)
Income before income taxes	1,433	1,728	2,294
Income tax expense	(236)	(373)	(81)
Net income	1,197	1,355	2,213
Net income attributable to noncontrolling interests	(138)	(124)	(128)
Net income attributable to redeemable noncontrolling interests	(53)	(12)	(16)
Net income available to Discovery, Inc.	$1,006	$1,219	$2,069
Net income per share available to Discovery, Inc. Series A, B and C common stockholders:
Basic	$1.55	$1.82	$2.90
Diluted	$1.54	$1.81	$2.88
Weighted average shares outstanding:
Basic	503	505	529
Diluted	664	672	711

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,197	$1,355	$2,213
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(290)	292	(15)
Pension plan and SERP	2	(8)	(10)
Derivatives	109	(113)	18
Comprehensive income	1,018	1,526	2,206
Comprehensive income attributable to noncontrolling interests	(138)	(124)	(127)
Comprehensive income attributable to redeemable noncontrolling interests	(53)	(12)	(17)
Comprehensive income attributable to Discovery, Inc.	$827	$1,390	$2,062

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$1,197	$1,355	$2,213
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	3,501	2,956	2,853
Depreciation and amortization	1,582	1,359	1,347
Deferred income taxes	(511)	(186)	(504)
Equity in losses of equity method investee companies and cash distributions	63	167	62
Loss on extinguishment of debt	10	76	28
Share-based compensation expense	178	110	142
Impairment of goodwill and other intangible assets	—	124	155
Gain on sale of investments	(19)	(103)	(10)
(Gain) loss on disposition	(71)	2	—
Other, net	105	(22)	86
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	47	105	(7)
Content rights and payables, net	(3,381)	(3,053)	(3,060)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	185	(131)	122
Foreign currency, prepaid expenses and other assets, net	(88)	(20)	(28)
Cash provided by operating activities	2,798	2,739	3,399
Investing Activities
Purchases of property and equipment	(373)	(402)	(289)
Purchases of investments	(103)	(250)	—
Investments in and advances to equity investments	(184)	(181)	(254)
Proceeds from sales and maturities of investments and dissolution of joint venture	599	69	125
Business acquisitions, net of cash acquired	(2)	(39)	(73)
(Payments for) proceeds from derivative instruments, net	(86)	85	54
Other investing activities, net	93	15	(1)
Cash used in investing activities	(56)	(703)	(438)
Financing Activities
Principal repayments of debt, including premiums to par value and discount payment	(574)	(2,193)	(2,658)
Borrowings from debt, net of discount and issuance costs	—	1,979	1,479
Repurchases of stock	—	(969)	(633)
Principal repayments of revolving credit facility	—	(500)	(225)
Borrowings under revolving credit facility	—	500	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(251)	(254)	(250)
Other financing activities, net	(28)	(112)	(70)
Cash used in financing activities	(853)	(1,549)	(2,357)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(106)	83	(38)
Net change in cash, cash equivalents, and restricted cash	1,783	570	566
Cash, cash equivalents, and restricted cash, beginning of period	2,122	1,552	986
Cash, cash equivalents, and restricted cash, end of period	$3,905	$2,122	$1,552

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2018	14	$—	691	$7	$10,647	$(6,737)	$5,254	$(785)	$8,386	$1,716	$10,102
Cumulative effect of accounting changes	—	—	—	—	—	—	34	(30)	4	—	4
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	2,069	—	2,069	128	2,197
Other comprehensive loss	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Preferred stock conversion	(1)	—	22	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	73	—	—	—	73	—	73
Repurchases of stock	—	—	—	—	—	(637)	—	—	(637)	—	(637)
Settlement of common stock repurchase contract	—	—	—	—	5	—	—	—	5	—	5
Tax settlements associated with share-based plans	—	—	—	—	(22)	—	—	—	(22)	—	(22)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(211)	(211)
Issuance of stock in connection with share-based plans	—	—	2	—	44	—	—	—	44	—	44
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(24)	—	(24)	—	(24)
December 31, 2019	13	—	715	7	10,747	(7,374)	7,333	(822)	9,891	1,633	11,524
Cumulative effect of an accounting change	—	—	—	—	—	—	2	—	2	—	2
Cumulative effect of accounting changes of an equity method investee	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,219	—	1,219	124	1,343
Other comprehensive income	—	—	—	—	—	—	—	171	171	—	171
Share-based compensation	—	—	—	—	94	—	—	—	94	—	94
Repurchases of stock	—	—	—	—	—	(965)	—	—	(965)	—	(965)
Tax settlements associated with share-based plans	—	—	—	—	(32)	—	—	—	(32)	—	(32)
Equity exchange with Harpo for step acquisition of OWN (See Note 11)	—	—	—	—	(45)	95	9	—	59	—	59
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(223)	(223)
Issuance of stock in connection with share-based plans	—	—	2	—	43	—	—	—	43	—	43
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Other adjustments to stockholders' equity	—	—	—	—	2	—	—	—	2	2	4
December 31, 2020	13	—	717	7	10,809	(8,244)	8,543	(651)	10,464	1,536	12,000
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	1,006	—	1,006	138	1,144
Other comprehensive loss	—	—	—	—	—	—	—	(179)	(179)	—	(179)
Share-based compensation	—	—	—	—	158	—	—	—	158	—	158
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—
Tax settlements associated with share-based plans	—	—	—	—	(71)	—	—	—	(71)	—	(71)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(240)	(240)
Issuance of stock in connection with share-based plans	—	—	8	—	198	—	—	—	198	—	198
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(8)	—	31	—	23	—	23
December 31, 2021	12	$—	736	$7	$11,086	$(8,244)	$9,580	$(830)	$11,599	$1,434	$13,033

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Discovery, Inc. (“Discovery”, the “Company”, "we", "us" or "our") is a global media company that provides content across multiple distribution platforms, including linear platforms such as pay-television ("pay-TV"), free-to-air and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer ("DTC") subscription products. In January 2021, the Company launched discovery+, its aggregated DTC product, in the U.S. across several streaming platforms. The Company also operates production studios. The Company has organized its operations into two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services.
Basis of Consolidation
The consolidated financial statements include the accounts of Discovery and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities ("VIE") for which the Company is the primary beneficiary. For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an unconsolidated investment. As part of its evaluation, the Company makes judgments in determining whether the entity is a VIE and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 4.) If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights. Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic. COVID-19 has continued to spread throughout the world, and the duration and severity of its effects and associated economic disruption remain uncertain. We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including the impact on our customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various other third parties.
Beginning in the second quarter of 2020, demand for the Company’s advertising products and services decreased due to economic disruptions from limitations on social and commercial activity. These economic disruptions and the resulting effect on the Company eased during the second half of 2020. The pandemic did not have a significant impact on demand during fiscal year 2021. Many of the Company’s third-party production partners that were shut down during most of the second quarter of 2020 due to COVID-19 restrictions came back online in the third quarter of 2020 and, as a result, the Company has incurred additional costs to comply with various governmental regulations and implement certain safety measures for the Company's employees, talent, and partners. Additionally, certain sporting events that the Company has rights to were cancelled or postponed, thereby eliminating or deferring the related revenues and expenses, including the Tokyo 2020 Olympic Games, which occurred in July and August 2021. The postponement of the 2020 Olympic Games deferred both Olympic-related revenues and significant expenses from fiscal year 2020 to fiscal year 2021.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In response to the impact of the pandemic, we employed innovative production and programming strategies, including producing content filmed by our on-air talent and seeking viewer feedback on which content to air. We pursued a number of cost savings initiatives, which began during the third quarter of 2020 through the implementation of travel, marketing, production and other operating cost reductions, including personnel reductions, restructurings and resource reallocations to align our expense structure to ongoing changes within the industry.
The full extent of COVID-19’s effects on our operations and results is not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19, vaccine distribution and other actions to contain the virus or treat its impact, among others. We will continue to monitor COVID-19 and its impact on our business results and financial condition. The consolidated financial statements set forth in this Annual Report on Form 10-K reflect management’s latest estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Foreign Currency
The reporting currency of the Company is the U.S. dollar. The functional currency of most of the Company’s international subsidiaries is the local currency. Financial statements of subsidiaries whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date for assets and liabilities and at average exchange rates for revenues and expenses for the respective periods. Translation adjustments are recorded in accumulated other comprehensive loss. Cash flows from the Company's operations in foreign countries are generally translated at the weighted average rate for the applicable period in the consolidated statements of cash flows.
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
Receivables
Receivables include amounts billed and currently due from customers and are presented net of an estimate for credit losses. To assess collectability, the Company analyzes market trends, economic conditions, historical collection experience, the aging of receivables and customer specific risks, and reserves an amount that it estimates may not be collected. The Company does not require collateral with respect to trade receivables.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Licensed content is comprised of films or series that have been previously produced by third parties and the Company does not own the rights. Program licenses typically have fixed terms and require payments during the term of the license. The cost of licensed content is capitalized when the cost is known or reasonably determinable, the license period for the programs has commenced, the program materials have been accepted by the Company in accordance with the license agreements, and the programs are available for the first showing. The Company pays in advance of delivery for television series, specials, films and sports rights. Payments made in advance of when the right to air the content is received are recognized as prepaid licensed content. Participation costs are expensed in line with the amortization of production costs. Content distribution, advertising, marketing, general and administrative costs are expensed as incurred.
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
The result of the content amortization analysis is either an accelerated method or a straight-line amortization method over the estimated useful lives of generally two to five years. Amortization of capitalized costs for produced and coproduced content begins when a program has been aired. Amortization of capitalized costs for licensed content generally commences when the license period begins and the program is available for use. The Company allocates the cost of multi-year sports programming arrangements over the contract period of each event or season based on the estimated relative value of each event or season. Amortization of sports rights takes place when the content airs.
Capitalized content costs are stated at the lower of cost less accumulated amortization or fair value. Content assets (produced, coproduced and licensed) are predominantly monetized as a group on the Company’s linear networks and digital content offerings. For content assets that are predominantly monetized within film groups, the Company evaluates the fair value of content in aggregate at the group level by considering expected future revenue generation typically by using a discounted cash flow ("DCF") analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. Programming and development costs for programs that the Company has determined will not be produced, are fully expensed in the period the determination is made. The Company’s film groups are generally aligned along the Company’s networks and digital content offerings except for certain international territories wherein content assets are shared across the various networks in the territory and therefore, the territory is the film group. The Company’s rights to the Olympic Games are predominantly monetized on their own as the sublicensing of the rights in certain territories is a significant component of the monetization strategy. Beginning in 2020, all content rights and prepaid license fees are classified as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months. (See "Accounting and Reporting Pronouncements Adopted" below and Note 6.)
Investments
The Company holds investments in equity method investees and equity investments with and without readily determinable fair values. (See Note 4.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Equity Investments with Readily Determinable Fair Values
Investments in entities or other securities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are recorded at fair value based on quoted market prices and are classified as equity securities or equity investments with readily determinable fair value. For equity securities with readily determinable fair value, gains and losses are recorded in other income (expense), net. (See Note 4 and Note 20.)
Equity Investments without Readily Determinable Fair Values
Equity investments without readily determinable fair values include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are recorded at cost, less any impairment, and adjusted for subsequent observable price changes as of the date that an observable transaction takes place and are recorded in other income (expense), net. (See Note 4 and Note 20.)
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company does not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. In addition, variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities. Lease expense for operating leases is recognized on a straight-line basis. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis.
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company's reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or earlier if an event or other circumstance indicates that it may not recover the carrying value of the asset. If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill or other indefinite-lived intangible asset exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. The Company typically performs a quantitative impairment test every three years, irrespective of the outcome of the Company's qualitative assessment.
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
Equity Method Investments and Equity Investments Without Readily Determinable Fair Value
Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. Equity method investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, DCF analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of loss from equity investees, net on the consolidated statements of operations.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For equity investments without readily determinable fair value, investments are recorded at cost, less impairment, adjusted for subsequent observable price changes as of the date that an observable transaction takes place. The Company performs a qualitative assessment on a quarterly basis to determine if an observable price change has occurred. If the qualitative assessment indicates that an observable price change has occurred, a gain or loss is recorded equal to the difference between the fair value and carrying value in the current period as a component of other income (expense), net. (See Note 4.)
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
Cash flows from designated derivative instruments used as hedges are classified in the consolidated statements of cash flows in the same section as the cash flows of the hedged item. Premiums paid for these instruments and associated settlements are reflected as components of investing cash flows. Cash flows from periodic settlement of interest on cross currency swaps and derivative contracts not designated as hedges are reported as investing activities in the consolidated statements of cash flows.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
When stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account, which is separately reported as a reduction of equity.
When stock is retired or purchased for formal or constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital related to the series of shares repurchased and any remaining excess purchase price recorded as a reduction to retained earnings. If the purchase price exceeds the amounts allocated to par value and additional paid-in capital related to the series of shares repurchased and retained earnings, the remainder is allocated to additional paid-in capital related to other series of shares.
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
Revenue Recognition
The Company generates revenues principally from: (i) advertising revenue from advertising sold on its television networks, authenticated TVE applications, DTC subscription services and websites, (ii) distribution revenues from fees charged to distributors of its network content, which include cable, direct-to-home ("DTH") satellite, telecommunications and digital service providers, and bundled long-term content arrangements, as well as through DTC subscription services, and (iii) other revenue related to several items including: (a) unbundled rights to sales of network content, including sports rights, (b) production studios content development and services, (c) the licensing of the Company's brands for consumer products, and (d) affiliate and advertising sales representation services.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Distribution
Cable operators, DTH satellite operators and telecommunications service providers typically pay royalties via a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming to estimate royalty revenue. Historical adjustments to recorded estimates have not been material. Distribution revenue from fixed-fee contracts is recognized over the contract term based on the continuous delivery of the content to the affiliate. Any monetary incentives provided to distributors other than for distinct goods or services acquired at fair value are recognized as a reduction of revenue over the service term.
Although the delivery of linear feeds and digital products, such as video-on-demand (“VOD”) and authenticated TVE applications, are considered distinct performance obligations within a distribution arrangement, on demand offerings generally match the programs that are airing on the linear network. Therefore, the Company recognizes revenue for licensing arrangements as the license fee is earned and based on continuous delivery for fixed fee contracts.
For DTC subscription services, the Company recognizes revenue as the service fee is earned over the subscription period.
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
Multiple Performance Obligations
Contracts with customers may include multiple distinct performance obligations. Advertising contracts may include sponsorship, production, or product integration in addition to the airing of spots and/or the satisfaction of an audience guarantee. For such contracts, the contract value is allocated to individual performance obligations and recorded as revenue when each performance obligation has been satisfied and value has been transferred to the customer. Distribution contracts also include multiple performance obligations. The Company also enters into certain distribution contracts that include promises to deliver content libraries. There are generally two types of such arrangements: 1) content licensing arrangements that include subscription video on demand (“SVOD”) licensing arrangements and 2) digital content (such as VOD and authenticated TVE applications), which is a performance obligation within the Company's linear distribution arrangements. These contracts vary by customer and in certain instances include a promise by the Company to deliver existing content and new content. For SVOD arrangements, revenue is allocated to each performance obligation based on that performance obligation's relative standalone selling price. In the case of VOD and digital content, content is regularly refreshed over the term of the agreement, as new titles are added and older titles are removed. Consequently, satisfaction of the performance obligations generally occurs in the same pattern as the delivery of the linear feed.
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
Advertising Costs
Advertising costs are expensed as promotional services are delivered and are presented in selling, general and administrative expenses. Advertising costs paid to third parties totaled $1.2 billion, $412 million and $390 million for years ended December 31, 2021, 2020 and 2019, respectively.

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
In determining the Company's tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless the Company determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. The Company includes interest and where appropriate, penalties, as a component of income tax expense on the consolidated statements of operations. There is significant judgment involved in determining the amount of reserve and whether positions taken on the Company's tax returns are more likely than not to be sustained, which involve the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and interpretations.
Concentrations Risk
Customers
The Company has long-term contracts with distributors around the world. For the U.S. Networks segment, 84% of distribution revenue comes from the 10 largest distributors. Agreements in place with the 10 largest cable and satellite operators with the U.S. Networks expire at various times from 2022 through 2025. Although the Company seeks to renew its agreements with its distributors prior to expiration of a contract, a delay in securing a renewal that results in a service disruption, a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations. Not only could the Company experience a reduction in distribution revenue, but it could also experience a reduction in advertising revenue, as viewership is impacted by affiliate subscriber levels.
No individual customer accounted for more than 10% of total consolidated revenues for 2021, 2020 or 2019. As of December 31, 2021 and 2020, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of December 31, 2021, no collateral has been posted under these arrangements. As of December 31, 2021, the Company's exposure to counterparty credit risk included derivative assets with an aggregate fair value of $330 million. (See Note 10.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting and Reporting Pronouncements Adopted
LIBOR
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance is for March 12, 2020 through December 31, 2022 and may not be applied to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company will apply the relevant provisions of the guidance to its existing hedge relationships.
Business Combinations
In October 2021, the Financial Standards Accounting Board ("FASB") issued guidance that requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The guidance is effective for interim and annual periods beginning after December 15, 2022, and may be early adopted. The Company early adopted this guidance during the third quarter of 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements for prior acquisitions in the current annual period, and the impact in future periods will be dependent on the contract assets and contract liabilities acquired in future business combinations.
Content
In March 2019, the FASB issued guidance which generally aligns the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, this guidance modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements. The Company adopted this guidance on January 1, 2020 and applied the provisions prospectively. In connection with this adoption, the Company elected to treat all content rights and prepaid license fees as a noncurrent asset, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months. As of December 31, 2021 and 2020, $245 million and $532 million, respectively, of content rights and prepaid license fees were reflected as a current asset. The Company determined that most of its content is exploited as part of film groups. For such content assets, the unit of account for the impairment assessment is the respective film group. There was no material impact upon adoption to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. (See Note 6.)
Goodwill
In January 2017, the FASB issued guidance simplifying the subsequent measurement of goodwill by eliminating Step 2 from the former two-step goodwill impairment test and eliminating the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Therefore, an entity will recognize impairment charges for the amount by which the carrying amount exceeds the reporting unit's fair value not to exceed the amount of goodwill recorded for that reporting unit. Goodwill impairment will no longer be measured as the excess of the carrying amount of goodwill over its implied fair value determined by assigning the fair value of a reporting unit to all of its assets and liabilities as if it had been acquired in a business combination. The Company adopted this guidance on January 1, 2020 and has applied the provisions to quantitative goodwill impairment assessments performed subsequent to adoption. (See Note 7.)
Leases
In February 2016, the FASB issued guidance, which requires lessees to recognize almost all of their leases on the balance sheet by recording a right-of-use asset and lease liability. The guidance also requires improved disclosures to help users of the financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance effective January 1, 2019 and elected to apply the guidance at the effective date without recasting the comparative periods presented. Additionally, the Company elected to apply practical expedients allowing it to not reassess: 1) whether any expired or existing contracts previously assessed as not containing leases are, or contain, leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. The Company also elected to not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. The Company did not elect to apply the practical expedient to use hindsight in determining the lease term and in assessing the right-of-use assets for impairment. Additionally, the Company did not elect to apply the short-term lease scope exemption.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting and Reporting Pronouncements Not Yet Adopted
Convertible Instruments
In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. The guidance amends the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions, requires the use of the if-converted method for calculating earnings per share for convertible instruments, and makes targeted improvements to the disclosures for convertible instruments and related earnings per share guidance. This guidance is effective for interim and annual periods beginning after December 15, 2021. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
WarnerMedia
In May 2021, the Company entered into an agreement with AT&T Inc. to combine with WarnerMedia’s ("WarnerMedia") entertainment, sports and news assets to create a standalone, global entertainment company.
The proposed combination transaction will be executed through a Reverse Morris Trust type transaction, under which WarnerMedia will be distributed to AT&T’s shareholders via a pro rata distribution (i.e., a spin off). In connection with the combination transaction, AT&T will receive approximately $43 billion (subject to working capital and other adjustments) in a combination of cash, debt securities and WarnerMedia’s retention of certain debt. The Company has concluded that it will be considered the accounting acquirer. The Company established an interest rate derivative program to mitigate interest rate risk associated with the anticipated issuance of future fixed-rate debt by WarnerMedia, which is expected to be guaranteed by the Company and certain subsidiaries of the Company upon closing of the transaction. (See Note 10.)
Immediately prior to closing, all shares of Series A, Series B, and Series C common stock and Series A-1 and Series C-1 convertible preferred stock will be reclassified and converted to one class of the Company's common stock. AT&T’s shareholders that receive WarnerMedia stock in the distribution will receive stock representing 71% of the combined company and the Company's shareholders will continue to own 29% of the combined company, in each case on a fully diluted basis. The Boards of Directors of both AT&T and the Company have approved the transaction.
The transaction is anticipated to close in the second quarter of 2022, subject to approval by the Company's shareholders and the satisfaction of customary closing conditions, including receipt of regulatory approvals. On December 22, 2021, the transaction received unconditional antitrust clearance from the European Commission (“EC”) pursuant to the EC Merger Regulation, and on December 28, 2021, AT&T received a favorable Private Letter Ruling from the Internal Revenue Service regarding the qualification of the transactions for their intended tax-free treatments. On February 9, 2022, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, statutory waiting period has expired or otherwise been terminated, and any agreement not to consummate the transaction between the parties and the Federal Trade Commission or the Antitrust Division of the United States Department of Justice or any other applicable governmental entity, has also expired or otherwise been terminated. Discovery and AT&T are in the process of obtaining other required regulatory approvals. Agreements are in place with Dr. John Malone and Advance/Newhouse Programming Partnership to vote in favor of the transaction, representing approximately 43% of the aggregate voting power of the shares of Discovery voting stock. The transaction requires, among other things, the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock, which consent was given pursuant to a consent agreement. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it will receive an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock would be converted. Upon the closing, the impact of the issuance of such additional shares of common stock of the Company will be recorded as a transaction expense. No vote by AT&T shareholders is required.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UKTV - Lifestyle Business
On June 11, 2019, the Company and BBC Studios (“BBC”) dissolved their 50/50 joint venture, UKTV, a British multi-channel broadcaster, with the Company taking full control of UKTV’s three lifestyle channels (the “Lifestyle Business”) and BBC taking full control of UKTV’s seven entertainment channels (the "Entertainment Business"). Prior to the transaction, the Company held a note receivable from UKTV of $118 million. Concurrent with the transaction, the note was settled.
To compensate Discovery for the note receivable and for the difference in fair value between the Lifestyle Business and the Entertainment Business retained by BBC, Discovery received cash of $88 million at closing and a note receivable from BBC of $130 million, payable in two equal installments, which were received in June 2020 and June 2021. The Company used a market-based valuation model to determine the fair value of the previously held 50% equity method investment in the Lifestyle Business and recognized an immaterial gain, which is included in other income (expense), net in the Company's consolidated statement of operations.
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
Magnolia Discovery Ventures
On July 19, 2019, the Company contributed its linear cable network focused on home improvement, DIY Network, to a new joint venture, Magnolia Discovery Ventures, LLC ("Magnolia"), with Chip and Joanna Gaines acting as Chief Creative Officers to the joint venture. The joint venture replaced and rebranded the DIY Network in January 2022.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other
During 2020 and 2019, the Company completed other immaterial acquisitions.
Dispositions
Great American Country
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million. The Company recorded a gain of $76 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	December 31, 2021	December 31, 2020
Equity method investments:
nC+	Equity method investments	32%	$151	$164
Discovery Solar Ventures, LLC (a)	Equity method investments	N/A	75	83
All3Media	Equity method investments	50%	78	76
Other	Equity method investments		237	184
Total equity method investments			541	507

Investments with readily determinable fair values:
Lionsgate Entertainment Corp.	Other noncurrent assets		80	54
Sharecare	Prepaid expenses and other current assets		40	—
fuboTV Inc.	Prepaid expenses and other current assets		—	32
Total equity investments with readily determinable fair values			120	86

Equity investments without readily determinable fair values:
Group Nine Media (b)	Other noncurrent assets	25%	191	276
Formula E (c)	Other noncurrent assets	28%	83	65
Philo	Other noncurrent assets	19%	50	50
Other	Other noncurrent assets		172	150
Total equity investments without readily determinable fair values			496	541
Total equity investments			$1,157	$1,134

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered VIEs of the Company and are accounted for under the equity method of accounting using the HLBV methodology for allocating earnings.

(b) Overall ownership percentage for Group Nine Media is calculated on an outstanding shares basis. The amount shown herein includes a $20 million note receivable balance, excluding interest, presented within Prepaid expenses and other current assets on the Company's consolidated balance sheets.

(c) Ownership percentage for Formula E includes holdings accounted for as an equity method investment and holdings accounted for as an equity investment without a readily determinable fair value.
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. Impairment losses due to a change in value that are considered other-than-temporary were not material for the years ended December 31, 2021, 2020 and 2019, and are reflected as a component of loss from equity investees, net on the Company's consolidated statements of operations.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its claim in the underlying net assets of the investees. A portion of the Scripps Networks purchase price associated with the investment in nC+ was attributed to amortizable intangible assets. This basis difference is included in the carrying value of nC+ and is amortized over time as a reduction of earnings from nC+. Earnings from nC+ were reduced by the amortization of these intangibles of $10 million, $10 million, and $9 million during the years ended December 31, 2021, 2020 and 2019, respectively. Amortization that reduces the Company's equity in earnings of nC+ for future periods is expected to be $36 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of December 31, 2021, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $196 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $126 million as of December 31, 2021 and $123 million as of December 31, 2020. The Company recognized its portion of VIE operating results with net losses of $35 million, $91 million, and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively, in loss from equity investees, net on the consolidated statements of operations.
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
During the year ended December 31, 2021, Sharecare, an investment that was formerly determined to not have a readily determinable fair value, was listed on the Nasdaq stock exchange and reclassified as an investment with readily determinable fair value. Prior to this reclassification, the Company recorded a gain of $77 million as a result of observable price changes in orderly transactions for the identical or similar investment of the same issuer.
The Company owns shares of common stock of Lions Gate Entertainment Corp. ("Lionsgate"), an entertainment company. Formerly, the Company hedged 50% of the Lionsgate shares with an equity collar (the "Lionsgate Collar") and pledged those shares as collateral to the derivative counterparty with changes in fair value reflected as a component of other income (expense), net on the consolidated statements of operations. (See Note 10.) During the year ended December 31, 2020, the Company terminated the Lionsgate Collar. The Company received cash of $44 million and recognized an immaterial gain, which is included in other income (expense), net on the consolidated statements of operations.
During the fourth quarter of 2020, fuboTV Inc., an investment that was formerly determined to not have a readily determinable fair value, was listed on the New York Stock Exchange. As a result, the Company recognized a total gain of $126 million, including a realized gain and receivable of $101 million pertaining to the Company's sale of 4 million fuboTV Inc. shares. Such gain and receivable are recorded in other income (expense), net on the consolidated statements of operations and prepaid expenses and other current assets on the consolidated balance sheets, respectively. (See Note 20.) As of December 31, 2021, the Company no longer owns shares of fuboTV Inc.
The gains and losses related to the Company's investments with readily determinable fair values for the years ended December 31, 2021, 2020 and 2019 are summarized in the table below (in millions).

	Year Ended December 31,
	2021	2020	2019
Net gains (losses) recognized during the period on equity securities	$9	$129	$(26)
Less: Net gains recognized on equity securities sold	15	101	—
Unrealized gains (losses) recognized during reporting period on equity securities still held at the reporting date	$(6)	$28	$(26)
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
During the year ended December 31, 2021, the Company invested $42 million in various equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had decreased $88 million in fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The decrease was primarily related to the write-down of the Company's investment in Group Nine Media. As of December 31, 2021, the Company had recorded cumulative upward adjustments of $9 million and cumulative impairments of $88 million for its equity investments without readily determinable fair values.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$426	$—	$426
Equity securities:
Money market funds	Cash and cash equivalents	425	—	—	425
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	215	—	—	215
Company-owned life insurance contracts	Other noncurrent assets	—	32	—	32
Total		$652	$459	$—	$1,111
Liabilities
Deferred compensation plan	Accrued liabilities	$21	$—	$—	$21
Deferred compensation plan	Other noncurrent liabilities	238	—	—	238
Total		$259	$—	$—	$259

		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$7	$—	$7
Treasury securities	Cash and cash equivalents	500	—	—	500
Equity securities:
Money market funds	Cash and cash equivalents	—	150	—	150
Time deposits	Prepaid expenses and other current assets	—	250	—	250
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	200	—	—	200
Company-owned life insurance contracts	Other noncurrent assets	—	48	—	48
Total		$714	$459	$—	$1,173
Liabilities
Deferred compensation plan	Accrued liabilities	$28	$—	$—	$28
Deferred compensation plan	Other noncurrent liabilities	220	—	—	220
Total		$248	$—	$—	$248

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of December 31, 2021 and 2020. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $17.2 billion and $18.7 billion as of December 31, 2021 and 2020, respectively.
The Company's derivative financial instruments are discussed in Note 10 and its investments with readily determinable fair value are discussed in Note 4.
NOTE 6. CONTENT RIGHTS
The following table presents the components of content rights (in millions).

	December 31,
	2021	2020
Produced content rights:
Completed	$10,404	$8,576
In-production	696	731
Coproduced content rights:
Completed	1,003	888
In-production	91	78
Licensed content rights:
Acquired	1,213	1,312
Prepaid	251	556
Content rights, at cost	13,658	12,141
Accumulated amortization	(9,581)	(8,170)
Total content rights, net	4,077	3,971
Current portion	(245)	(532)
Noncurrent portion	$3,832	$3,439
Content expense is included in cost of revenue on the consolidated statements of operations and consisted of the following (in millions).

	Year Ended December 31,
	2021	2020	2019
Content amortization	$3,496	$2,908	$2,786
Other production charges	464	334	412
Content impairments	5	48	67
Total content expense	$3,965	$3,290	$3,265
As of December 31, 2021, the Company expects to amortize approximately 56%, 26% and 13% of its produced and co-produced content, excluding content in-production, and 47%, 23% and 11% of its licensed content rights in the next three twelve-month operating cycles ended December 31, 2022, 2023 and 2024, respectively.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2019	$10,813	$2,237	$13,050
Acquisitions (Note 3)	—	25	25
Impairment of goodwill	—	(121)	(121)
Foreign currency translation and other adjustments	—	116	116
December 31, 2020	$10,813	$2,257	$13,070
Dispositions (Note 3)	—	(3)	(3)
Foreign currency translation and other adjustments	—	(155)	(155)
December 31, 2021	$10,813	$2,099	$12,912
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of December 31, 2021 and 2020. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.6 billion as of December 31, 2021 and 2020.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2021			December 31, 2020
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks	10	$1,716	$(858)	$858	$1,751	$(715)	$1,036
Customer relationships	10	9,433	(4,303)	5,130	9,551	(3,338)	6,213
Other	8	395	(227)	168	421	(191)	230
Total		$11,544	$(5,388)	$6,156	$11,723	$(4,244)	$7,479
Amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. During the fourth quarter of 2021, the Company reassessed the useful lives and amortization methods for acquired customer relationships and concluded the economic benefits would be consumed in greater proportion earlier in their life with gradual decline, accordingly we have changed the amortization method for these assets from the straight-line method to the sum of the years digits method effective October 1, 2021. This change was considered a change in estimate, was accounted for prospectively, and resulted in incremental amortization expense of $196 million. Amortization expense related to finite-lived intangible assets was $1.3 billion, $1.1 billion and $1.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$1,635	$1,355	$1,073	$845	$625	$623

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2021	2020
Trademarks	$161	$161
Impairment Analysis
Significant judgments and assumptions for all quantitative goodwill tests performed include the amount and timing of future cash flows, including revenue growth rates, long-term growth rates, and discount rates.
2021 Impairment Analysis
During the fourth quarter of 2021, the Company performed a qualitative goodwill impairment assessment for all reporting units and it determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, therefore, no quantitative goodwill impairment analysis was performed.
2020 Impairment Analysis
During the second quarter of 2020, the Company determined that it was more likely than not that the fair value was greater than the carrying value for all other reporting units with the exception of the Asia-Pacific reporting unit. The Company performed a quantitative goodwill impairment analysis for the Asia-Pacific reporting unit and determined that the estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $36 million goodwill balance. The impairment charge was not deductible for tax purposes. The determination of fair value of the Company’s Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.
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
For the 2020 annual impairment test, the Company performed its annual qualitative goodwill impairment assessment for all reporting units and it determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, except for its Europe and Asia-Pacific reporting units. Given limited headroom of below 20% in its Europe and Asia-Pacific reporting units during the third quarter of 2020, the Company performed a quantitative goodwill impairment analysis for each of these reporting units using a DCF valuation model. A market-based valuation model was not weighted in the analysis due to significant volatility in the reporting units' equity markets.
The quantitative goodwill impairment analysis for the Company’s Europe reporting unit indicated that the estimated fair value exceeded its carry value by approximately 20% and, therefore, no impairment was recorded.
The quantitative impairment analysis for the Company’s Asia-Pacific reporting unit indicated that estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the remaining $85 million goodwill balance. The impairment charge was not deductible for tax purposes. The determination of fair value of the Company’s Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.
2019 Impairment Analysis
During 2019, due to an increasingly challenging business environment in the Asia-Pacific region, which included 1) moderating revenue growth projections, 2) underperformance of certain sports investments, 3) heightened volatility in China and surrounding economies, and 4) a decline in Asia-Pacific stock price multiples for peer media companies, the Company believed the increased risk required it to perform an interim impairment test. The impairment test indicated that the carrying value of the net assets in the Asia-Pacific reporting unit exceeded its fair value and the Company recognized a pre-tax goodwill impairment charge of $155 million during the year ended December 31, 2019, which was not deductible for tax purposes. The determination of fair value of the Company's Asia-Pacific reporting unit represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 2019 annual impairment test, the Company performed a quantitative goodwill impairment assessment for all reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Europe reporting unit, which had headroom of 19%, was the only reporting unit with fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using DCF and market-based valuation models. Cash flows were determined based on Company estimates of future operating results and discounted using an internal rate of return based on an assessment of the risk inherent in future cash flows of the respective reporting unit. The market-based valuation models utilized multiples of earnings before interest, taxes, depreciation and amortization. Both the DCF and market-based models resulted in substantially similar fair values.
NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	December 31,
	2021	2020
4.375% Senior Notes, semi-annual interest, due June 2021	$—	$335
2.375% Senior Notes, euro denominated, annual interest, due March 2022	339	369
3.300% Senior Notes, semi-annual interest, due May 2022	—	168
3.500% Senior Notes, semi-annual interest, due June 2022	—	62
2.950% Senior Notes, semi-annual interest, due March 2023	796	796
3.250% Senior Notes, semi-annual interest, due April 2023	192	192
3.800% Senior Notes, semi-annual interest, due March 2024	450	450
2.500% Senior Notes, sterling denominated, annual interest, due September 2024	540	545
3.900% Senior Notes, semi-annual interest, due November 2024	497	497
3.450% Senior Notes, semi-annual interest, due March 2025	300	300
3.950% Senior Notes, semi-annual interest, due June 2025	500	500
4.900% Senior Notes, semi-annual interest, due March 2026	700	700
1.900% Senior Notes, euro denominated, annual interest, due March 2027	678	739
3.950% Senior Notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior Notes, semi-annual interest, due May 2029	750	750
3.625% Senior Notes, semi-annual interest, due May 2030	1,000	1,000
5.000% Senior Notes, semi-annual interest, due September 2037	548	548
6.350% Senior Notes, semi-annual interest, due June 2040	664	664
4.950% Senior Notes, semi-annual interest, due May 2042	285	285
4.875% Senior Notes, semi-annual interest, due April 2043	516	516
5.200% Senior Notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior Notes, semi-annual interest, due May 2049	750	750
4.650% Senior Notes, semi-annual interest, due May 2050	1,000	1,000
4.000% Senior Notes, semi-annual interest, due September 2055	1,732	1,732
Total debt	15,187	15,848
Unamortized discount, premium and debt issuance costs, net (a)	(428)	(444)
Debt, net of unamortized discount, premium and debt issuance costs	14,759	15,404
Current portion of debt	(339)	(335)
Noncurrent portion of debt	$14,420	$15,069

(a) Current portion of unamortized discount, premium, and debt issuance costs, net was not material.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
For the year ended December 31, 2021, Discovery Communications, LLC (“DCL”) and Scripps Networks Interactive, Inc. ("Scripps"), wholly owned subsidiaries of Discovery Inc., issued notices for the redemption in full of all $168 million aggregate principal amount outstanding of DCL's 3.300% Senior Notes due May 2022 and $62 million aggregate principal amount outstanding of DCL's and Scripps' 3.500% Senior Notes due June 2022 (collectively, the "2022 Notes"). The 2022 Notes were redeemed in July 2021 for an aggregate redemption price of $235 million, plus accrued interest.
Also, for the year ended December 31, 2021, DCL issued a notice for the redemption in full of all $335 million aggregate principal amount outstanding of its 4.375% Senior Notes due June 2021 (the “2021 Notes”) in accordance with the terms of the indenture governing the 2021 Notes. The 2021 Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest.
The redemptions for the year ended December 31, 2021 resulted in an immaterial loss on extinguishment of debt.
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
Also, for the year ended December 31, 2020, the Company completed offers to purchase for cash (the “Cash Offers”) the Old Notes. Approximately $22 million aggregate principal amount of the Old Notes were accepted for purchase by Discovery pursuant to the Cash Offers, for total cash consideration of $27 million, plus accrued interest. The Cash Offers resulted in an immaterial loss on extinguishment of debt.
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
As of December 31, 2021, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks, except for $23 million of un-exchanged Scripps Networks senior notes acquired in conjunction with the acquisition of Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
In June 2021, DCL entered into a multicurrency revolving credit agreement (the "Credit Agreement"), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. DCL has the capacity to initially borrow up to $2.5 billion under the Credit Agreement. Upon the closing of the proposed combination transaction with WarnerMedia and subject to certain conditions, the available commitments will increase by $3.5 billion, to an aggregate amount not to exceed $6 billion. The Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by Discovery, Inc. and Scripps Networks Interactive, Inc., and will also be guaranteed by the holding company of the WarnerMedia business upon the closing of the proposed combination transaction. The Credit Agreement will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2021, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
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
Long-term Debt Repayment Schedule
The following table presents a summary of scheduled and estimated debt payments, excluding the revolving credit facility and commercial paper borrowings, for the next five years based on the amount of the Company's debt outstanding as of December 31, 2021 (in millions).

	2022	2023	2024	2025	2026	Thereafter
Long-term debt repayments	$339	$988	$1,487	$800	$700	$10,873
NOTE 9. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. The Company's leases have remaining lease terms of up to 19 years, some of which include options to extend the leases for up to 10 years. Most leases are not cancellable prior to their expiration.
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2021	2020
Operating lease cost	$103	$116

Finance lease cost:
Amortization of right-of-use assets	$61	$52
Interest on lease liabilities	7	8
Total finance lease cost	$68	$60

Variable lease cost	$7	$9
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(107)	$(101)
Operating cash flows from finance leases	$(7)	$(8)
Financing cash flows from finance leases	$(65)	$(54)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53	$51
Finance leases	$104	$36

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in millions):

		December 31,
		2021	2020
Operating Leases	Location on Balance Sheet
Operating lease right-of-use assets	Other noncurrent assets	$535	$575

Operating lease liabilities (current)	Accrued liabilities	$62	$71
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	567	592
Total operating lease liabilities		$629	$663

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$249	$220

Finance lease liabilities (current)	Accrued liabilities	$58	$57
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	197	184
Total finance lease liabilities		$255	$241

	December 31,
	2021	2020
Weighted average remaining lease term (in years):
Operating leases	12	12
Finance leases	5	5

Weighted average discount rate
Operating leases	2.94%	3.37%
Finance leases	3.57%	3.80%
Maturities of lease liabilities as of December 31, 2021 were as follows (in millions):

	Operating Leases	Finance Leases
2022	$84	$65
2023	75	65
2024	71	48
2025	63	35
2026	60	26
Thereafter	448	38
Total lease payments	801	277
Less: Imputed interest	(172)	(22)
Total	$629	$255
As of December 31, 2021, the Company has additional leases that have not yet commenced with total minimum lease payments of approximately $8 million, primarily related to equipment leases. The remaining leases will commence in fiscal year 2022, have lease terms of 4 to 5 years, and include options to extend the terms for up to 10 additional years.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
During the year ended December 31, 2021, the Company dedesignated, unwound and settled foreign exchange forward contracts with a total notional value of $374 million. An $18 million pretax accumulated other comprehensive gain was previously deferred in accumulated other comprehensive loss. In December 2021, the Company determined a portion of the hedged transactions were probable of not occurring within the defined hedge periods. As a result, the Company reclassified $16 million of the pretax gain that was previously deferred in accumulated other comprehensive loss into other income (expense), net in the consolidated statements of operations. The Company also dedesignated additional foreign exchange forward contracts that have not been settled with an aggregate notional amount of $163 million.
During the year ended December 31, 2020, the Company dedesignated, unwound and settled certain foreign exchange forward contracts designated as cash flow hedges with an aggregate notional amount of $255 million. The Company received cash of $19 million, which was deferred in accumulated other comprehensive loss and subsequently reclassified to other income (expense), net in December 2021 due to a change of assumptions in forecasted cash flows as the Company determined that the hedged transactions were no longer probable of occurring.
Also, during the year ended December 31, 2020, the Company executed forward starting interest rate swap contracts designated as cash flow hedges with a total notional value of $1.6 billion. These contracts will mitigate interest rate risk associated with the forecasted issuance of future fixed-rate public debt. The Company also issued and settled interest rate cash flow hedges with a total notional value of $1 billion following the pricing of its offering of 3.625% Senior Notes due May 2030 and 4.650% Senior Notes due May 2050. (See Note 8.) The $7 million pretax accumulated other comprehensive loss at the termination date will be amortized as an adjustment to interest expense, net over the respective terms of the newly issued notes.
No Hedging Designation
During the year ended December 31, 2021, in anticipation of the proposed combination transaction with WarnerMedia, the Company executed forward starting interest rate swap contracts with a total notional value of $5.0 billion, swaption collars with a total notional value of $2.5 billion, and purchase payer swaptions with a total notional value of $7.5 billion. The objective of these contracts is to mitigate interest rate risk associated with the forecasted issuance of future fixed-rate public debt. Premiums of $142 million were paid at execution and reflected as cash outflows from investing activities. The contracts did not receive hedging designation and changes in the fair value are recognized in other income (expense), net in the consolidated statements of operations.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of December 31, 2021 and 2020. The fair value of the Company's derivative financial instruments at December 31, 2021 and 2020 was determined using a market-based approach (Level 2).

	December 31, 2021					December 31, 2020
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$777	$14	$—	$2	$—	$1,082	$2	$5	$14	$17
Interest rate swaps	2,000	44	—	11	—	2,000	—	11	—	89
Net investment hedges: (a)
Cross-currency swaps	3,512	54	61	20	76	3,544	34	41	—	154
Foreign exchange	—	—	—	—	—	44	2	—	—	—
No hedging designation:
Foreign exchange	1,020	—	—	34	66	1,035	—	—	2	26
Interest rate swaps	15,000	126	28	9	5	—	—	—	—	—
Cross-currency swaps	139	3	—	—	5	139	2	—	—	13
Total		$241	$89	$76	$152		$40	$57	$16	$299
(a) Excludes £400 million of sterling notes ($540 million equivalent at December 31, 2021) designated as a net investment hedge. (See Note 8.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Year Ended December 31,
	2021	2020	2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$57	$14	$17
Interest rate - derivative adjustments	112	(124)	21
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	1	1	6
Foreign exchange - distribution revenue	4	30	5
Foreign exchange - costs of revenues	—	2	2
Interest rate - interest expense, net	(2)	1	(2)
Foreign exchange - other expense, net	30	—	3
If current fair values of designated cash flow hedges as of December 31, 2021 remained static over the next twelve months, the Company would reclassify $10 million of net deferred gains from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 34 years.
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	Amount of gain (loss) recognized in AOCI			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2021	2020	2019		2021	2020	2019
Cross currency swaps	$114	$(61)	$93	Interest expense, net	$42	$43	$44
Foreign exchange contracts	5	(2)	4	Other income (expense), net	—	—	—
Sterling notes (foreign denominated debt)	6	(20)	(17)	N/A	—	—	—
Total	$125	$(83)	$80		$42	$43	$44
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other income (expense), net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2021	2020	2019
Interest rate swaps	$(2)	$—	$1
Cross-currency swaps	8	(10)	—
Foreign exchange derivatives	(39)	32	(65)
Equity	—	7	13
Total in other income (expense), net	$(33)	$29	$(51)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests are presented outside of permanent equity on the Company's consolidated balance sheet when the put right is outside of the Company's control. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive income (loss). Such currency translation adjustments to redemption value are allocated to Discovery stockholders only. Redeemable noncontrolling interest adjustments of carrying value to redemption value are reflected in retained earnings. The adjustment of carrying value to the redemption value that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to Discovery, Inc. stockholders in the calculation of earnings per share. (See Note 19.) The table below summarizes the Company's redeemable noncontrolling interests balances (in millions).

	December 31,
	2021	2020
Discovery Family	$213	$206
MotorTrend Group LLC ("MTG")	114	112
Other	36	65
Total	$363	$383
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2021	2020	2019
Beginning balance	$383	$442	$415
Initial fair value of redeemable noncontrolling interests of acquired businesses	—	—	25
Cash distributions to redeemable noncontrolling interests	(11)	(31)	(39)
Equity exchange with Harpo for step acquisition of OWN	—	(50)	—
Redemption of redeemable noncontrolling interest	(26)	—	—
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	53	12	16
Currency translation on redemption values	(5)	3	1
Retained earnings adjustments:
Adjustments of carrying value to redemption value (redemption value does not equal fair value)	(16)	—	14
Adjustments of carrying value to redemption value (redemption value equals fair value)	(15)	7	4
OWN interest adjustment	—	—	6
Ending balance	$363	$383	$442
The significant arrangements for redeemable noncontrolling interests are described below:
Discovery Family
Hasbro Inc. ("Hasbro") has the right to put the entirety of its remaining 40% interest in Discovery Family to Discovery at any time during the one-year period beginning December 31, 2021, or in the event a Discovery performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Discovery call right that is exercisable for one year after December 31, 2021. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and redemption floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call.

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
OWN
Harpo has the right to require the Company to purchase Harpo's remaining noncontrolling interest in OWN at fair value during four 90-day windows beginning on July 1, 2018 and every two and a half years thereafter through January 1, 2026. In December 2020, the Company and Harpo completed an equity exchange and amended the LLC agreement whereby the Company acquired an additional 20.2% ownership interest in OWN from Harpo in exchange for $35 million of the Company's Series A common stock, which was issued from treasury stock. A third-party exited the joint venture during 2021, and as a result, the Company now owns 95% of OWN with Harpo holding 5%. Harpo's remaining put rights are currently exercisable on July 1, 2023 and January 1, 2026.
NOTE 12. EQUITY
Common Stock
The Company has three series of common stock authorized, issued and outstanding as of December 31, 2021: Series A common stock, Series B common stock and Series C common stock. Holders of these three series of common stock have equal rights, powers and privileges, except as otherwise noted. Holders of Series A common stock are entitled to one vote per share and holders of Series B common stock are entitled to ten votes per share on all matters voted on by stockholders, except for directors to be elected by holders of the Company’s Series A-1 convertible preferred stock. Holders of Series C common stock are not entitled to any voting rights, except as required by Delaware law. Generally, holders of Series A common stock and Series B common stock and Series A-1 convertible preferred stock vote as one class, except for certain preferential rights afforded to holders of Series A-1 convertible preferred stock.
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
Convertible Preferred Stock
The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2021: Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. Series A-1 convertible preferred stock is convertible into nine shares of the Company's Series A common stock and Series C-1 convertible preferred stock is convertible into 19.3648 shares of the Company's Series C common stock, subject to certain anti-dilution adjustments. Shares of Series A-1 and Series C-1 convertible preferred stock may be independently converted into Series A common stock and Series C common, respectively.
As of December 31, 2021, all outstanding shares of Series A-1 and Series C-1 convertible preferred stock were held by Advance/Newhouse. Holders of Series A-1 and Series C-1 convertible preferred stock have equal rights, powers and privileges, except as otherwise noted. Except for the election of common stock directors, the holders of Series A-1 convertible preferred stock are entitled to vote on matters to which holders of Series A and Series B common stock are entitled to vote, and holders of Series C-1 convertible preferred stock are entitled to vote on matters to which holders of Series C common stock, which is generally non-voting, are entitled to vote pursuant to Delaware law. Series A-1 convertible preferred stockholders vote on an as converted to common stock basis together with the Series A and Series B common stockholders as a single class on all matters except the election of directors. Series C-1 convertible preferred stock is considered the economic equivalent of Series C common stock and is subject to certain transfer restrictions.

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
During the years ended December 31, 2021, 2020 and 2019, no Series A-1 convertible preferred stock was converted. During the years ended December 31, 2021 and 2019, Advance Newhouse Programming Partnership converted 0.6 million and 1.1 million shares of its Series C-1 convertible preferred stock into 11.0 million and 22.0 million shares of Series C common stock, respectively. No series C-1 convertible preferred stock was converted during the year ended December 31, 2020.
Repurchase Programs
Common Stock
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
In February 2020, the Company's Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of its existing $1 billion repurchase authorization announced in May 2019. All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheets. Over the life of the Company's repurchase programs and as of December 31, 2021, the Company had repurchased 3 million and 229 million shares of Series A and Series C common stock, respectively, for the aggregate purchase price of $171 million and $8.2 billion, respectively. The table below presents a summary of common stock repurchases (in millions).

	Year Ended December 31,
	2021	2020	2019
Series C Common Stock:
Shares repurchased	—	41.6	23.2
Purchase price	$—	$965	$637
In 2019, the Company made an upfront cash payment of $96 million to enter into common stock repurchase contracts for the Company’s Series C common stock. These contracts settled in cash for a total of $100 million during the year ended December 31, 2019. The contracts were accounted for as equity transactions.
Convertible Preferred Stock
There were no convertible stock repurchases during 2021, 2020, or 2019. Over the life of the Company's repurchase programs and as of December 31, 2021, the Company had repurchased 0.2 million shares of Series C-1 convertible preferred stock for $102 million.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Comprehensive Income (Loss)
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made into the consolidated statements of operations (in millions).

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(404)	$17	$(387)	$357	$33	$390	$(95)	$14	$(81)
Net investment hedges	105	(8)	97	(109)	11	(98)	56	4	60
Reclassifications:
Gain on disposition	—	—	—	—	—	—	6	—	6
Total currency translation adjustments	(299)	9	(290)	248	44	292	(33)	18	(15)
Derivative adjustments:
Unrealized gains (losses)	169	(35)	134	(110)	24	(86)	38	(9)	29
Reclassifications from other comprehensive income to net income	(33)	8	(25)	(34)	7	(27)	(14)	3	(11)
Total derivative adjustments	136	(27)	109	(144)	31	(113)	24	(6)	18
Pension plan and SERP liability:
Unrealized gains (losses)	3	(1)	2	(10)	2	(8)	(13)	3	(10)
Other comprehensive income (loss) adjustments	$(160)	$(19)	$(179)	$94	$77	$171	$(22)	$15	$(7)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation	Derivative Adjustments	Pension Plan and SERP Liability	Accumulated Other Comprehensive Income (Loss)
December 31, 2018	$(804)	$16	$3	$(785)
Other comprehensive income (loss) before reclassifications	(20)	29	(10)	(1)
Reclassifications from accumulated other comprehensive loss to net income	6	(11)	—	(5)
Other comprehensive income (loss)	(14)	18	(10)	(6)
Other comprehensive loss attributable to redeemable noncontrolling interests	(1)	—	—	(1)
Reclassifications to retained earnings resulting from the adoption of ASU 2018-02	(28)	(2)	—	(30)
December 31, 2019	(847)	32	(7)	(822)
Other comprehensive income (loss) before reclassifications	292	(86)	(8)	198
Reclassifications from accumulated other comprehensive loss to net income	—	(27)	—	(27)
Other comprehensive income (loss)	292	(113)	(8)	171
December 31, 2020	(555)	(81)	(15)	(651)
Other comprehensive income (loss) before reclassifications	(290)	134	2	(154)
Reclassifications from accumulated other comprehensive loss to net income	—	(25)	—	(25)
Other comprehensive income (loss)	(290)	109	2	(179)
December 31, 2021	$(845)	$28	$(13)	$(830)
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

	Year Ended December 31, 2021
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$4,188	$2,027	$—	$6,215
Distribution	3,297	2,112	—	5,409
Other	177	400	(10)	567
Totals	$7,662	$4,539	$(10)	$12,191

	Year Ended December 31, 2020
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$4,012	$1,571	$—	$5,583
Distribution	2,852	2,014	—	4,866
Other	85	128	9	222
Totals	$6,949	$3,713	$9	$10,671

	Year Ended December 31, 2019
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$4,245	$1,799	$—	$6,044
Distribution	2,739	2,096	—	4,835
Other	108	146	11	265
Totals	$7,092	$4,041	$11	$11,144
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
The Company’s accounts receivable balances and the related credit losses arise primarily from distribution and advertising revenue. The Company monitors ongoing credit exposure through active review of customers’ financial conditions, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The allowance for credit losses decreased from $59 million at December 31, 2020 to $54 million at December 31, 2021. The activity in the allowance for credit losses for the twelve months ended December 31, 2021 was not material.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $573 million and $649 million at December 31, 2021 and December 31, 2020, respectively. Noncurrent deferred revenue is a component of other noncurrent liabilities on the consolidated balance sheets. The change in deferred revenue for the year ended December 31, 2021 was primarily due to cash payments received for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenue recognized during the period, of which $456 million was included in the deferred revenue balance at December 31, 2020. Revenue recognized for the year ended December 31, 2020 related to the deferred revenue balance at December 31, 2019 was $309 million.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees; by calculating one twelfth of annual license fees specified in its distribution contracts; or based on the pro-rata fees earned calculated on the license fees specified in the distribution contract. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.3 billion as of December 31, 2021 and is expected to be recognized over the next five years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $712 million as of December 31, 2021 and is expected to be recognized over the next five years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $94 million as of December 31, 2021 and is expected to be recognized over the next 11 years.
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
NOTE 15. SHARE-BASED COMPENSATION
The Company has various incentive plans under which PRSUs, RSUs, stock options and SARs have been issued. As of December 31, 2021, the Company has reserved a total of 87 million shares of its Series A and Series C common stock for future exercises, vestings and grants of stock options, stock-settled SARs, PRSUs and RSUs. Upon exercise or vesting of stock awards, the Company issues new shares from its existing authorized but unissued shares. There were 42 million shares of common stock in reserves that were available for future issuance under the incentive plans as of December 31, 2021.
Share-Based Compensation Expense
The table below presents the components of share-based compensation expense (in millions).

	Year Ended December 31,
	2021	2020	2019
PRSUs	$10	$8	$46
RSUs	110	76	41
Stock options	58	30	33
SARs	—	(4)	22
Total share-based compensation expense	$178	$110	$142
Tax benefit recognized	$29	$18	$17

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liability-classified share-based compensation awards include certain PRSUs and SARs. The Company recorded total liabilities for cash-settled and other liability-classified share-based compensation awards of $22 million and $55 million as of December 31, 2021 and 2020, respectively. The current portion of the liability for cash-settled and other liability-classified awards was $17 million and $37 million as of December 31, 2021 and 2020, respectively.
Share-Based Award Activity
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2020	1.5	$26.57	0.0	$45
Granted	0.2	$58.18
Converted	(0.8)	$26.56		$35
Outstanding as of December 31, 2021	0.9	$34.84	0.0	$20
Vested and expected to vest as of December 31, 2021	0.9	$34.84	0.0	$20
Convertible as of December 31, 2021	0.6	$26.58	0.0	$15
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
As of December 31, 2021, there was no unrecognized compensation cost related to PRSUs.
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2020	8.6	$26.31	2.8	$259
Granted	3.2	$51.20
Vested	(3.0)	$26.30		$152
Forfeited	(0.7)	$31.29
Outstanding as of December 31, 2021	8.1	$35.56	2.3	$192
Vested and expected to vest as of December 31, 2021	8.1	$35.56	2.3	$192
RSUs represent the contingent right to receive shares of the Company's Series A or C common stock, substantially all of which vest ratably each year over periods of one to four years based on continuous service. As of December 31, 2021, there was $233 million of unrecognized compensation cost related to RSUs, of which $47 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.0 years and cash settled RSUs are expected to be recognized over a weighted-average period of 2.5 years.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	21.0	$29.00	4.0	$41
Granted	15.5	$40.25
Exercised	(5.9)	$27.84		$145
Forfeited	(0.2)	$31.77
Outstanding as of December 31, 2021	30.4	$34.93	5.0	$0.4
Vested and expected to vest as of December 31, 2021	30.4	$34.93	5.0	$0.4
Exercisable as of December 31, 2021	3.1	$27.14	3.0	$0.4
Stock options are granted with an exercise price equal to or in excess of the closing market price of the Company’s Series A or Series C common stock on the date of grant. Substantially all stock options vest ratably over three to four years from the grant date based on continuous service and expire seven to ten years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. The Company received cash payments from the exercise of stock options totaling $159 million, $8 million and $17 million during 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $226 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2021, 2020 and 2019 were as follows.

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.03%	0.89%	2.67%
Expected term (years)	5.9	5.0	5.5
Expected volatility	42.45%	31.86%	30.44%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2021, 2020 and 2019 was $14.08, $7.57 and $8.43, respectively, per option. The total intrinsic value of options exercised during 2021, 2020 and 2019 was $145 million, $3 million and $4 million, respectively.
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2.6	$24.01	0.5	$12
Settled	(1.7)	$24.87		$11
Outstanding as of December 31, 2021	0.9	$22.46	0.1	$1
Vested and expected to vest as of December 31, 2021	0.9	$22.46	0.1	$1
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of outstanding SARs is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of outstanding SARs were as follows.

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.22%	0.10%	1.60%
Expected term (years)	0.1	0.5	0.8
Expected volatility	41.12%	42.13%	30.54%
Dividend yield	—	—	—
As of December 31, 2021 and 2020, the weighted-average fair value of SARs outstanding was $1.77 and $5.48 per award. The Company made cash payments of $8 million, $11 million, and $2 million to settle exercised SARs during 2021, 2020, and 2019 respectively. As of December 31, 2021, unrecognized compensation cost related to SARs was immaterial.
Employee Stock Purchase Plan
The ESPP enables eligible employees to purchase shares of the Company’s common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the ESPP is 85% of the closing price of the Company’s Series A common stock on the purchase date. The Company’s Board of Directors has authorized 8 million shares of the Company’s common stock to be issued under the ESPP. During the years ended December 31, 2021, 2020 and 2019 the Company issued 203 thousand, 254 thousand and 142 thousand shares under the ESPP, respectively, and received cash totaling $6 million, $5 million and $3 million, respectively.
NOTE 16. RETIREMENT SAVINGS PLANS
The Company has defined contribution, defined benefit, and other savings plans for the benefit of its employees that meet eligibility requirements.
Defined Contribution Plans
Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions, including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $50 million, $47 million and $37 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company's contributions were recorded in cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
Executive Deferred Compensation Plans
The Company has a deferred compensation plan through which members of the Company’s executive team in the U.S. may elect to defer a portion of their eligible compensation. The amounts deferred are invested in various mutual funds at the direction of the executive, which are used to finance payment of the deferred compensation obligation. Distributions from the deferred compensation plan are made upon termination or other events as specified in the plan. The Company has established separate rabbi trusts to hold the investments that finance the deferred compensation obligation. The accounts of the separate rabbi trusts are included in the Company’s consolidated financial statements. The investments are included in prepaid expenses and other current assets and other noncurrent assets in the consolidated balance sheets. The deferred compensation obligation is included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are offset by changes in the fair value of the deferred compensation obligation and are recorded in earnings as a component of other income (expense), net, on the consolidated statements of operations. (See Note 5 and Note 20.)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Benefit Plans
The Company has a defined benefit pension plan (“Pension Plan”) that covers certain U.S. based employees and a non-qualified unfunded Supplemental Executive Retirement Plan (“SERP”) that provides defined pension benefits to eligible executives. Expense recognized in relation to the Pension Plan and SERP is based upon actuarial valuations. Inherent in those valuations are key assumptions including discount rates and, where applicable, expected returns on assets. Discount rates are based on a bond portfolio approach that includes high-quality debt instruments with maturities matching the Company's expected benefit payments from the plans. Expected returns on assets are based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also consider the Company's historical compounded return on plan assets for 10 and 15-year periods. Benefits are generally based on the employee’s compensation and years of service. Since December 31, 2009, no additional service benefits have been earned by participants under the Pension Plan. The amount of eligible compensation that is used to calculate a plan participant’s pension benefit includes compensation earned by the employee through December 31, 2019, after which time all plan participants have a frozen pension benefit. Net periodic pension cost was not material for the years ended December 31, 2021, 2020 and 2019.
The projected benefit obligation, fair value of plan assets and discount rate used in determining the projected benefit obligations were as follows (in millions).

	Pension Plan		SERP
	December 31,
	2021	2020	2021	2020
Projected benefit obligation	$82	$94	$22	$25
Fair value of plan assets (Level 1)	$63	$70	$—	$—
Discount rate	2.42%	1.92%	2.13%	1.58%
NOTE 17. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segment and corporate, inter-segment eliminations, and other were as follows (in millions).

	Year Ended December 31,
	2021	2020	2019
U.S. Networks	$4	$41	$15
International Networks	26	29	20
Corporate, inter-segment eliminations, and other	2	21	(9)
Total restructuring and other charges	$32	$91	$26
Restructuring charges for the years ended December 31, 2021, 2020 and 2019 primarily include charges related to employee relocation and termination costs and other cost reduction efforts. During 2020, the Company implemented various cost-savings initiatives including personnel reductions, restructurings and resource reallocations to align its expense structure to ongoing changes within the industry, including economic challenges resulting from the COVID-19 pandemic. These actions were intended to enable the Company to more efficiently operate in a leaner and more directed cost structure and continued throughout 2021.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring and other liabilities recorded in accrued liabilities by major category and by reportable segment and corporate, inter-segment eliminations, and other were as follows (in millions).

	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
December 31, 2019	$4	$5	$9	$18
Net contract termination accruals	—	—	4	4
Employee termination accruals, net	41	29	13	83
Other accruals, net	—	—	4	4
Cash paid	(22)	(14)	(15)	(51)
December 31, 2020	23	20	15	58
Employee termination accruals, net	4	26	2	32
Cash paid	(23)	(33)	(15)	(71)
December 31, 2021	$4	$13	$2	$19
NOTE 18. INCOME TAXES
The domestic and foreign components of income before income taxes were as follows (in millions).

	Year Ended December 31,
	2021	2020	2019
Domestic	$1,598	$1,916	$1,910
Foreign	(165)	(188)	384
Income before income taxes	$1,433	$1,728	$2,294
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$451	$422	$411
State and local	130	12	42
Foreign	166	125	132
	747	559	585
Deferred:
Federal	(250)	(14)	(54)
State and local	6	(24)	(8)
Foreign	(267)	(148)	(442)
	(511)	(186)	(504)
Income taxes	$236	$373	$81

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles the Company's effective income tax rates to the U.S. federal statutory income tax rates.

	Year Ended December 31,
	2021		2020		2019
Pre-tax income at U.S. federal statutory income tax rate	$301	21%	$363	21%	$482	21%
State and local income taxes, net of federal tax benefit	108	7%	(10)	—%	27	1%
Effect of foreign operations	25	2%	58	3%	(21)	(1)%
UK Finance Act legislative change	(155)	(11)%	(51)	(3)%	—	—%
Noncontrolling interest adjustment	(40)	(3)%	(29)	(2)%	(30)	(1)%
Change in uncertain tax positions	12	1%	17	1%	3	—%
Impairment of goodwill	—	—%	25	2%	32	1%
Deferred tax adjustment	—	—%	(22)	(1)%	—	—%
Legal entity restructuring, deferred tax impact	—	—%	—	—%	(445)	(19)%
Other, net	(15)	(1)%	22	1%	33	2%
Income tax expense	$236	16%	$373	22%	$81	4%
Income tax expense was $236 million and $373 million, and the Company's effective tax rate was 16% and 22% for 2021 and 2020, respectively. The decrease in income tax expense for the year ended December 31, 2021 was primarily attributable to a decrease in pre-tax book income and an increase in the deferred tax benefit from the UK Finance Act 2021 that was enacted in June 2021. Those decreases were partially offset by an increase in the state and local income tax expense recorded in 2021.
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
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2021	2020
Deferred income tax assets:
Accounts receivable	$8	$7
Tax attribute carry-forward	445	354
Accrued liabilities and other	548	471
Total deferred income tax assets	1,001	832
Valuation allowance	(305)	(257)
Net deferred income tax assets	696	575
Deferred income tax liabilities:
Intangible assets	(395)	(654)
Content rights	(138)	(163)
Equity method and other investments in partnerships	(413)	(470)
Noncurrent portion of debt	(87)	(85)
Other	(133)	(140)
Total deferred income tax liabilities	(1,166)	(1,512)
Net deferred income tax liabilities	$(470)	$(937)

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2021	2020
Noncurrent deferred income tax assets (included within other noncurrent assets)	$755	$597
Deferred income tax liabilities	(1,225)	(1,534)
Net deferred income tax liabilities	$(470)	$(937)
The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal	State	Foreign
Loss carry-forwards	$9	$418	$1,528
Deferred tax asset related to loss carry-forwards	2	20	367
Valuation allowance against loss carry-forwards	—	(17)	(192)
Earliest expiration date of loss carry-forwards	2034	2022	2022
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$348	$375	$378
Additions based on tax positions related to the current year	68	31	54
Additions for tax positions of prior years	64	4	11
Additions for tax positions acquired in business combinations	—	—	47
Reductions for tax positions of prior years	(27)	(5)	(47)
Settlements	(5)	(9)	(19)
Reductions due to lapse of statutes of limitations	(25)	(51)	(50)
Changes due to foreign currency exchange rates	(3)	3	1
Ending balance	$420	$348	$375
The balances as of December 31, 2021, 2020 and 2019 included $420 million, $348 million and $375 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. For the year ended December 31, 2021, increases in unrecognized tax benefits related to the uncertainty of allocation and taxation of income among multiple jurisdictions partially offset by multiple audit resolutions and the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for its 2012 to 2019 consolidated federal income tax returns. It is difficult to predict the final outcome or timing of resolution of any particular tax matter. Accordingly, an estimate of any related impact to the reserve for uncertain tax positions cannot currently be determined. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2006. Adjustments that arose from the completion of audits for certain tax years have been included in the change in uncertain tax positions in the table above.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $125 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations or regulatory developments.
As of December 31, 2021, 2020 and 2019, the Company had accrued approximately $60 million, $53 million, and $58 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. EARNINGS PER SHARE
In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company's undistributed income. The Company's Series A, B and C common stock is treated as one class and the Series C-1 convertible preferred stock is treated as a separate class for purposes of applying the two-class method. The Company's Series C-1 convertible preferred stock is an in-substance common stock equivalent as it has substantially equal rights and shares equally on an as-converted basis with respect to income available to Discovery, Inc. The Company's Series A-1 convertible preferred stock is also a separate class but is not considered a common stock equivalent and therefore is not presented separately in the calculation of earnings per share. Series A-1 convertible preferred stock is currently convertible into 9 shares of the Company's Series A common stock and Series C-1 convertible preferred stock is convertible into 19.3648 shares of the Company's Series C common stock, subject to certain anti-dilution adjustments. During the years ended December 31, 2021, 2020 and 2019, no Series A-1 convertible preferred stock was converted. During the years ended December 31, 2021 and 2019, Advance Newhouse Programming Partnership converted 0.6 million and 1.1 million shares of its Series C-1 convertible preferred stock into 11.0 million and 22.0 million shares of Series C common stock, respectively. No Series C-1 convertible preferred stock was converted during the year ended December 31, 2020.
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

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth the Company's calculated earnings per share (in millions). Earnings per share amounts may not recalculate due to rounding.

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$1,197	$1,355	$2,213
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(110)	(128)	(204)
Net income attributable to noncontrolling interests	(138)	(124)	(128)
Net income attributable to redeemable noncontrolling interests	(53)	(12)	(16)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	16	—	(20)
Net income available to Discovery, Inc. Series A, B and C common and Series C-1 convertible preferred stockholders for basic net income per share	$912	$1,091	$1,845
Allocation of net income:
Series A, B and C common stockholders	780	919	1,531
Series C-1 convertible preferred stockholders	132	172	314
Total	912	1,091	1,845
Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	110	128	204
Net income available to Discovery, Inc. Series A, B and C common stockholders for diluted net income per share	$1,022	$1,219	$2,049

Denominator — weighted average:
Series A, B and C common shares outstanding — basic	503	505	529
Impact of assumed preferred stock conversion	156	165	179
Dilutive effect of share-based awards	5	2	3
Series A, B and C common shares outstanding — diluted	664	672	711
Series C-1 convertible preferred stock outstanding — basic and diluted	4	5	6

Basic net income per share allocated to:
Series A, B and C common stockholders	$1.55	$1.82	$2.90
Series C-1 convertible preferred stockholders	$30.01	$35.24	$56.07

Diluted net income per share allocated to:
Series A, B and C common stockholders	$1.54	$1.81	$2.88
Series C-1 convertible preferred stockholders	$29.80	$35.12	$55.80
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2021	2020	2019
Anti-dilutive share-based awards	17	24	17

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. SUPPLEMENTAL DISCLOSURES
Property and equipment
Property and equipment consisted of the following (in millions).

		December 31,
	Useful Lives	2021	2020
Broadcast equipment (a)	3 - 5 years	$672	$744
Office equipment, furniture, fixtures and other	3 - 5 years	467	510
Capitalized software costs	2 - 5 years	904	696
Land, buildings and leasehold improvements (b)	15- 39 years	481	334
Property and equipment, at cost		2,524	2,284
Accumulated depreciation		(1,329)	(1,363)
		1,195	921
Assets under construction		141	285
Property and equipment, net		$1,336	$1,206

(a) Property and equipment includes assets acquired under finance lease arrangements, primarily satellite transponders classified as broadcast equipment. Assets acquired under finance lease arrangements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. (See Note 9.)

(b) Land has an indefinite life and is not depreciated. Leasehold improvements generally have an estimated useful life equal to the lease term.
Capitalized software costs are for internal use. The net book value of capitalized software costs was $371 million and $247 million as of December 31, 2021 and 2020, respectively. The related accumulated amortization was $533 million and $448 million as of December 31, 2021 and 2020, respectively.
Depreciation expense for property and equipment totaled $311 million, $267 million and $207 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2021	2020
Accrued payroll and related benefits	$533	$494
Content rights payable	772	528
Other accrued liabilities	925	771
Total accrued liabilities	$2,230	$1,793

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other income (expense), net
Other income (expense), net, consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Foreign currency gains (losses), net	$93	$(115)	$17
(Losses) gains on derivative instruments, net	(33)	29	(52)
Interest income	18	10	22
Gain on sale of investment with readily determinable fair value	15	101	—
Change in the value of equity investments without readily determinable fair value	(13)	—	—
Change in the value of investments with readily determinable fair value	(6)	28	(26)
Expenses from debt modification	—	(11)	—
Other income, net	8	—	31
Total other income (expense), net	$82	$42	$(8)
Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
Cash paid for taxes, net	$643	$641	$562
Cash paid for interest	664	673	708
Non-cash investing and financing activities:
Receivable from sale of fuboTV Inc. shares	—	124	—
Disposal of UKTV investment and acquisition of Lifestyle Business	—	—	291
Accrued purchases of property and equipment	34	48	47
Assets acquired under finance lease and other arrangements	134	91	38
Equity exchange with Harpo for step acquisition of OWN	—	59	—
Unsettled stock repurchases	—	—	4
Cash, Cash Equivalents, and Restricted Cash

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$3,905	$2,091
Restricted cash - other current assets (a)	—	31
Total cash, cash equivalents, and restricted cash	$3,905	$2,122

(a) Restricted cash includes cash posted as collateral related to forward starting interest rate swap contracts.
NOTE 21. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (together the “Liberty Group”). Discovery’s Board of Directors includes Mr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 30% of the aggregate voting power with respect to the election of directors of Liberty Global. Mr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 49% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees or minority partners of consolidated subsidiaries.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2021	2020	2019
Revenues and service charges:
Liberty Group	$671	$686	$668
Equity method investees	253	223	210
Other	169	103	111
Total revenues and service charges	$1,093	$1,012	$989
Interest income	$—	$—	$1
Expenses	$(238)	$(244)	$(224)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(251)	$(254)	$(250)
The table below presents amounts due from and to related parties (in millions).

	December 31,
	2021	2020
Receivables	$172	$177
Payables	$23	$43
NOTE 22. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and finance leases (See Note 9), arrangements to purchase various goods and services, and future funding commitments to equity method investees.

Year Ending December 31,	Content	Other Purchase Obligations	Pension and Other Employee Obligations	Total
2022	$1,798	$704	$3	$2,505
2023	697	443	2	1,142
2024	985	209	2	1,196
2025	466	132	2	600
2026	289	71	2	362
Thereafter	1,117	52	6	1,175
Total	$5,352	$1,611	$17	$6,980
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
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pension and other employee obligations include payments to meet minimum funding requirements of our Pension Plan in 2022 and estimated benefit payments for our SERP that exceed plan assets. Payments for the SERP have been estimated over a ten-year period. While benefit payments under these plans are expected to continue beyond 2031, we believe it is not practicable to estimate payments beyond this period. (See Note 16.)
Although the Company had funding commitments to equity method investees as of December 31, 2021, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 4.)
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
Guarantees
There were no guarantees recorded under ASC 460 as of December 31, 2021 and 2020.
In the normal course of business, the Company may provide or receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2021 and 2020.
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
The Company evaluates the operating performance of its segments based on financial measures such as revenues and adjusted operating income before depreciation and amortization (“Adjusted OIBDA”). Adjusted OIBDA is defined as operating income excluding: (i) employee share-based compensation, (ii) depreciation and amortization, (iii) restructuring and other charges, (iv) certain impairment charges, (v) gains and losses on business and asset dispositions, (vi) certain inter-segment eliminations related to production studios, (vii) third-party transaction and integration, and (viii) other items impacting comparability. The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment. The Company believes Adjusted OIBDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions and acquisition and integration costs from the calculation of Adjusted OIBDA due to their impact on comparability between periods. The Company also excludes depreciation of fixed assets and amortization of intangible assets, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted OIBDA should be considered in addition to, but not a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. GAAP.

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present summarized financial information for each of the Company’s reportable segments and corporate, inter-segment eliminations, and other (in millions).
Revenues

	Year Ended December 31,
	2021	2020	2019
U.S. Networks	$7,662	$6,949	$7,092
International Networks	4,539	3,713	4,041
Corporate, inter-segment eliminations, and other	(10)	9	11
Total revenues	$12,191	$10,671	$11,144
Reconciliation of Net Income Available to Discovery, Inc. to Adjusted OIBDA

	Year Ended December 31,
	2021	2020	2019
Net income available to Discovery, Inc.	$1,006	$1,219	$2,069
Net income attributable to redeemable noncontrolling interests	53	12	16
Net income attributable to noncontrolling interests	138	124	128
Income tax expense	236	373	81
Income before income taxes	1,433	1,728	2,294
Other (income) expense, net	(82)	(42)	8
Loss from equity investees, net	18	105	2
Loss on extinguishment of debt	10	76	28
Interest expense, net	633	648	677
Operating income	2,012	2,515	3,009
Depreciation and amortization	1,582	1,359	1,347
Impairment of goodwill and other intangible assets	—	124	155
Employee share-based compensation	167	99	137
Restructuring and other charges	32	91	26
Transaction and integration costs	95	6	26
Loss (gain) on disposition	(71)	2	—
Settlement of a withholding tax claim	—	—	(29)
Adjusted OIBDA	$3,817	$4,196	$4,671
Adjusted OIBDA

	Year Ended December 31,
	2021	2020	2019
U.S. Networks	$3,940	$3,975	$4,117
International Networks	494	723	1,057
Corporate, inter-segment eliminations, and other	(617)	(502)	(503)
Adjusted OIBDA	$3,817	$4,196	$4,671

DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Content Amortization and Impairment Expense

	Year Ended December 31,
	2021	2020	2019
U.S. Networks	$1,565	$1,647	$1,548
International Networks	1,934	1,307	1,303
Corporate, inter-segment eliminations, and other	2	2	2
Total content amortization and impairment expense	$3,501	$2,956	$2,853
Content expense is generally a component of costs of revenue on the consolidated statements of operations (see Note 6).
Revenues by Geography

	Year Ended December 31,
	2021	2020	2019
U.S.	$7,728	$7,025	$7,152
Non-U.S.	4,463	3,646	3,992
Total revenues	$12,191	$10,671	$11,144
Distribution and advertising revenues are attributed to each country based on viewer location. Other revenues are attributed to each country based on customer location.
Property and Equipment by Geography

	December 31,
	2021	2020
U.S.	$834	$645
Poland	176	180
U.K.	164	149
Other non-U.S.	162	232
Total property and equipment, net	$1,336	$1,206

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
We currently anticipate that our 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) will be held on April 8, 2022. Because the date of the 2022 Annual Meeting represents a change of more than 30 days from the anniversary of our 2021 Annual Meeting of Stockholders, in accordance with Rule 14a-5(f) under the Exchange Act, we are informing our stockholders of this change. The time and location of the 2022 Annual Meeting will be specified in our definitive Proxy Statement for the 2022 Annual Meeting, which will be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
Pursuant to Rule 14a-8 under the Exchange Act, a stockholder intending to present a proposal to be included in the Proxy Statement for the 2022 Annual Meeting must deliver a proposal in writing to our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2022 Annual Meeting. Such proposal must also comply with the applicable requirements as to form and substance established by the SEC if those proposals are to be included in the proxy statement and form of proxy. Because the date of the 2022 Annual Meeting is more than 30 days earlier than the anniversary of our 2021 Annual Meeting of Stockholders and the previously disclosed deadline of December 31, 2021 for the submission of such proposals has expired, we have determined that the December 31, 2021 deadline constitutes a reasonable time for the submission of such proposals and that no change is needed to the deadline.

Our bylaws set forth advance notice procedures with regard to other stockholder proposals, including nominations for the election of directors and business proposals to be brought before an annual meeting of stockholders by any stockholder (other than matters included in our proxy materials in accordance with Rule 14a-8 under the Exchange Act). With respect to the 2022 Annual Meeting, such notice will be considered timely if we receive notice of such proposed director nomination or the proposal of other business at our principal executive offices not later than the close of business on March 7, 2022.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2022 Proxy Statement under the captions “Proposal One: Election of Directors,” “Delinquent Section 16(a) Reports,” if applicable, and “Corporate Governance – Board Meetings and Committees – Audit Committee,” respectively, which are incorporated herein by reference.
Information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Discovery, Inc.” as permitted by General Instruction G(3) to Form 10-K.
We have adopted a Code of Ethics (the “Code”) that is applicable to all of our directors, officers and employees. Our Board of Directors approved an updated Code in January 2019 and reviews it regularly. A copy of the Code and any amendments or waivers that would be required to be disclosed under applicable SEC rules are available free of charge at our Investor Relations website at ir.corporate.discovery.com. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein. In addition, we will provide a printed copy of the Code, free of charge, upon written request to: Investor Relations, Discovery, Inc., 230 Park Avenue South, New York, NY 10003.
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2022 Proxy Statement under the captions “Executive Compensation – Compensation Discussion and Analysis” and “Executive Compensation – Executive Compensation Tables,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2022 Proxy Statement under the captions “Executive Compensation – Compensation Discussion and Analysis – Other Compensation-Related Matters – Risk Considerations in our Compensation Programs,” “Corporate Governance – Director Compensation,” and “Corporate Governance – Board Meetings and Committees – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding the compensation committee report will be set forth in our 2022 Proxy Statement under the caption “Executive Compensation – Compensation Committee Report” which is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2022 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management – Security Ownership of Certain Beneficial Owners” and “Security Ownership of Certain Beneficial Owners and Management – Security Ownership of Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2022 Proxy Statement under the captions “Corporate Governance – Transactions with Related Persons” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2022 Proxy Statement under the captions “Audit Matters – Audit Firm Fees and Services” and “Audit Matters – Audit Committee Pre-Approval Policy,” which are incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following consolidated financial statements of Discovery, Inc. are filed as part of Item 8 of this Annual Report on Form 10-K:
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions):

	Beginning of Year	Additions	Other (a)	Write-offs	End of Year
2021
Allowance for credit losses	$59	21	—	(26)	$54
Deferred tax valuation allowance	$257	80	—	(32)	$305
2020
Allowance for credit losses	$54	30	(2)	(23)	$59
Deferred tax valuation allowance	$307	51	—	(101)	$257
2019
Allowance for credit losses	$46	15	—	(7)	$54
Deferred tax valuation allowance	$336	37	—	(66)	$307

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

2.2
Agreement and Plan of Merger, dated May 17, 2021, by and among Discovery, Inc., AT&T Inc., Magallanes, Inc. and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

2.3	Letter agreement, dated as of July 1, 2021, by and between AT&T, Inc. and Discovery, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on November 3, 2021 (SEC File No. 001-34177))

2.4	Letter agreement, dated as of July 7, 2021, by and between AT&T, Inc. and Discovery, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-Q filed on November 3, 2021 (SEC File No. 001-34177))

2.5
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 18, 2021, by and among Discovery, Inc., AT&T Inc., Magallanes, Inc. and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1.3 to the Registration on Form S-4 filed on November 18, 2021 (SEC File No. 333-261188))

2.6
Separation and Distribution Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

3.1	Restated Certificate of Incorporation, dated as of September 17, 2008 (incorporated by reference to Exhibit 3.1 to the Form 10-K filed on February 22, 2021 (SEC File No. 001-34177))

3.2	Amendment to the Certificate of Incorporation, dated as of March 6, 2018 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2018 (SEC File No. 001-34177))

3.3	Amended and Restated Bylaws of Discovery, Inc., effective as of November 10, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 13, 2020 (SEC File No. 001-34177))

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

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the Registration Statement (SEC File No. 333-151586))

4.3	Specimen certificate for shares of the Registrant’s Series C common stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the Registration Statement (SEC File No. 333-151586))

EXHIBITS INDEX
Exhibit No.	Description
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

4.7
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

4.8
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013 (SEC File No. 001-34177))

4.9
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as trustee and Evalon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on March 7, 2014 (SEC File No. 001-34177))

4.10
Seventh Supplemental Indenture, dated as of March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015 (SEC File No. 001-34177))

4.11
Eighth Supplemental Indenture, dated as of March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.12
Ninth Supplemental Indenture, dated as of March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

4.13
Tenth Supplemental Indenture, dated as of March 13, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 13, 2017 (SEC File No. 001-34177))

4.14
Eleventh Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.15
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
4.16
Fourteenth Supplemental Indenture, dated as of April 2, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.17
Sixteenth Supplemental Indenture, dated as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed November 9, 2018 (SEC File No. 001-34177))

4.18
Seventeenth Supplemental Indenture, dated as of May 21, 2019, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 21, 2019 (SEC File No. 001-34177))

4.19
Eighteenth Supplemental Indenture, dated as of May 18, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 18, 2020 (SEC File No. 001-34177))

4.20
Nineteenth Supplemental Indenture, dated as of September 21, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2020 (SEC File No. 001-34177))

4.21
Description of Discovery Inc.'s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.31 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))

10.1
Credit Agreement, dated as of June 9, 2021, among Discovery Communications, LLC, certain wholly-owned subsidiaries of Discovery Communications, LLC, Discovery, Inc., as Facility Guarantor, Scripps Networks Interactive, Inc., as subsidiary guarantor, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 10, 2021 (SEC File No. 001-34177))

10.2
Amendment No. 1 to Credit Agreement, dated as of July 30, 2021, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc., certain lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 3, 2021 (SEC File No. 001-34177))

10.3	Discovery, Inc. Domestic Relocation Guidelines Tier 1 Executive Bands 0-3, effective January 1, 2022 (filed herewith)*

10.4	Discovery, Inc. International Relocation Benefits, International Permanent Transfer Guidelines, effective January 1, 2022 (filed herewith)*

10.5	Discovery, Inc. International Relocation Benefits, Long-Term Assignment Guidelines, effective January 1, 2022 (filed herewith)*

10.6	Discovery, Inc. Executive Benefit Summary (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on February 22, 2021 (SEC File No. 001-34177))*

10.7	2021 Incentive Compensation Plan (filed herewith)*

EXHIBITS INDEX
Exhibit No.	Description
10.8
Discovery Communications, LLC Supplement Deferred Compensation Plan, amended and restated as of January 1, 2021 (incorporated by reference to Exhibit 10.6 to the Form 10-K filed on February 22, 2021 (SEC File No. 001-34177)*

10.9	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 19, 2011 (SEC File No. 001-34177))*

10.10	Discovery Communications, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2013 (SEC File No. 001-34177))*

10.11
Discovery Communications, Inc. 2013 Incentive Plan (As Amended and Restated Effective May 10, 2018) (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on May 16, 2018 (SEC File No. 001-34177))*

10.12
Discovery Communications, Inc. 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective May 20, 2015) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2015 (SEC File No. 001-34177))*

10.13	Form of Special Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2014 (SEC File No. 001-34177))*

10.14	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors (filed herewith)*

10.15	Form of David Zaslav Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

10.16
Employment Agreement between Discovery Communications, Inc. and David Zaslav dated January 2, 2014 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 20, 2014 (SEC File No. 001-34177))*

10.17
Amended and Restated Employment Agreement, dated July 16, 2018, between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

10.18
Amended and Restated Employment Agreement, dated as of May 16, 2021, by and between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.19
Letter amendment dated December 20, 2021, by and between David Zaslav and Discovery, Inc., amending the Amended and Restated Employment Agreement dated as of May 16, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 27, 2021)*

10.20	Form of David Zaslav Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.21
Employment Agreement, dated as of August 8, 2014, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 4, 2014 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.22
Amendment to Employment Agreement, dated September 24, 2015, between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2015 (SEC File No. 001-34177))*

10.23
Second Amendment to Employment Agreement, dated as of February 9, 2018, between Bruce Campbell and Discovery Communications, LLC (Incorporated by reference to Exhibit 10.1 to the Form 10-Q Filed on May 10, 2018 (SEC File No. 001-34177))*

10.24
Employment Agreement, dated as of October 3, 2016, between Dr. Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 1, 2016 (SEC File No. 001-34177))*

10.25
First Amendment to Employment Agreement, dated September 22, 2020, between Dr. Gunnar Wiedenfels and Discovery Communications, LLC, a wholly owned subsidiary of Discovery, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 25, 2020 (SEC File No. 001-34177))*

10.26
Employment Agreement, dated June 13, 2016, between JB Perrette and Discovery Corporate Services Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 2, 2016 (SEC File No. 001-34177))*

10.27
Amendment to Employment Agreement, dated February 1, 2019, between Jean-Briac Perrette and Discovery Corporate Services Limited, a wholly owned subsidiary of Discovery, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2019 (SEC File No. 001-34177))*

10.28
Employment Agreement dated June 27, 2019, between David Leavy and Discovery Communications, LLC (incorporated by reference to Exhibit 10.24 to the form 10-K filed on February 22, 2021 (SEC File No. 001-34177)*

10.29	Form of Discovery, Inc. Non-Qualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.30	Form of Letter from Discovery, Inc. dated December 15, 2021 amending certain Nonqualified Stock Option Grant Agreement for Employees (filed herewith)*

10.31	Form of Nonqualified Stock Option Grant Agreement for Employees updated as of January 1, 2022 (filed herewith)*

10.32	Form of Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.32 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.33	Form of Letter from Discovery, Inc. dated December 15, 2021 amending certain Restricted Stock Unit Grant Agreements (filed herewith)*

10.34	Form of Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees updated as of January 1, 2022 (filed herewith)*

10.35	Form of Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.36	Form of Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees (filed herewith)*

EXHIBITS INDEX
Exhibit No.	Description

10.37
Voting Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc., Magallanes, Inc., John C. Malone, John C. Malone 1995 Revocable Trust, Malone Discovery 2021 Charitable Remainder Unitrust and Malone CHUB 2017 Charitable Remainder Unitrust (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.38
Voting Agreement, dated as of May 17, 2021, by and among Discovery Inc., AT&T Inc., Magallanes, Inc., Advance/Newhouse Programming Partnership and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.39
Employee Matters Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

10.40
Consent Agreement, dated as of May 17, 2021, by and among Discovery Inc., Advance/Newhouse Programming Partnership and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)

10.41
Tax Matters Agreement, dated as of May 17, 2021, between AT&T Inc., Magallanes, Inc. and Discovery, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

21	List of Subsidiaries of Discovery, Inc. (filed herewith)

22	Table of Senior Notes, Issuer and Guarantors (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

EXHIBITS INDEX
Exhibit No.	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan, contract or arrangement.
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020, and 2019, and (vi) Notes to Consolidated Financial Statements.
ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY, INC. (Registrant)

Date: February 24, 2022	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2022
David M. Zaslav

/s/ Gunnar Wiedenfels	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Gunnar Wiedenfels

/s/ Lori C. Locke	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Lori C. Locke

/s/ Robert R. Beck	Director	February 24, 2022
Robert R. Beck

/s/ Robert R. Bennett	Director	February 24, 2022
Robert R. Bennett

/s/ Paul A. Gould	Director	February 24, 2022
Paul A. Gould

/s/ Robert L. Johnson	Director	February 24, 2022
Robert L. Johnson

/s/ Kenneth W. Lowe	Director	February 24, 2022
Kenneth W. Lowe

/s/ John C. Malone	Director	February 24, 2022
John C. Malone

/s/ Robert J. Miron	Director	February 24, 2022
Robert J. Miron

/s/ Steven A. Miron	Director	February 24, 2022
Steven A. Miron

/s/ Daniel E. Sanchez	Director	February 24, 2022
Daniel E. Sanchez

/s/ Susan M. Swain	Director	February 24, 2022
Susan M. Swain

/s/ J. David Wargo	Director	February 24, 2022
J. David Wargo