Form 10-Q
period 2022-03-31
Warner Bros. Discovery, Inc.
filed 2022-04-26
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34177

Warner Bros. Discovery, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2333914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue South	10003
New York, New York	(Zip Code)
(Address of principal executive offices)
(212) 548-5555
(Registrant’s telephone number, including area code)

Discovery, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Series A Common Stock	WBD	The Nasdaq Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 18, 2022:

Series A Common Stock, par value $0.01 per share	2,426,844,405

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Advertising	$1,482	$1,415
Distribution	1,422	1,310
Other	255	67
Total revenues	3,159	2,792
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	1,236	969
Selling, general and administrative	1,040	1,051
Depreciation and amortization	525	361
Restructuring and other charges	5	15
Total costs and expenses	2,806	2,396
Operating income	353	396
Interest expense, net	(153)	(163)
Loss from equity investees, net	(14)	(4)
Other income, net	490	68
Income before income taxes	676	297
Income tax expense	(201)	(106)
Net income	475	191
Net income attributable to noncontrolling interests	(16)	(46)
Net income attributable to redeemable noncontrolling interests	(3)	(5)
Net income available to Warner Bros. Discovery, Inc.	$456	$140
Net income per share allocated to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$0.69	$0.21
Diluted	$0.69	$0.21
Weighted average shares outstanding:
Basic	591	585
Diluted	665	667

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$475	$191
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(99)	(167)
Derivatives	(18)	237
Comprehensive income	358	261
Comprehensive income attributable to noncontrolling interests	(16)	(46)
Comprehensive income attributable to redeemable noncontrolling interests	(3)	(5)
Comprehensive income attributable to Warner Bros. Discovery, Inc.	$339	$210

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,162	$3,905
Receivables, net	2,426	2,446
Content rights and prepaid license fees, net	143	245
Prepaid expenses and other current assets	442	668
Total current assets	7,173	7,264
Noncurrent content rights, net	3,866	3,832
Property and equipment, net	1,328	1,336
Goodwill	12,872	12,912
Intangible assets, net	5,873	6,317
Other noncurrent assets	2,687	2,766
Total assets	$33,799	$34,427
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$521	$412
Accrued liabilities	1,966	2,230
Deferred revenues	281	478
Current portion of debt	794	339
Total current liabilities	3,562	3,459
Noncurrent portion of debt	13,605	14,420
Deferred income taxes	1,112	1,225
Other noncurrent liabilities	1,958	1,927
Total liabilities	20,237	21,031
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	335	363
Equity:
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A-1 convertible preferred stock: $0.01 par value; 8 shares authorized, issued and outstanding	—	—
Series C-1 convertible preferred stock: $0.01 par value; 6 shares authorized; 4 shares issued and outstanding	—	—
Series A common stock: $0.01 par value; 1,700 shares authorized; 173 and 170 shares issued; and 172 and 169 shares outstanding	2	2
Series B convertible common stock: $0.01 par value; 100 shares authorized; 7 shares issued and outstanding	—	—
Series C common stock: $0.01 par value; 2,000 shares authorized; 559 shares issued; and 330 shares outstanding	5	5
Additional paid-in capital	11,120	11,086
Treasury stock, at cost: 230 shares	(8,244)	(8,244)
Retained earnings	10,033	9,580
Accumulated other comprehensive loss	(947)	(830)
Total Warner Bros. Discovery, Inc. stockholders' equity	11,969	11,599
Noncontrolling interests	1,258	1,434
Total equity	13,227	13,033
Total liabilities and equity	$33,799	$34,427

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$475	$191
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	973	743
Depreciation and amortization	525	361
Deferred income taxes	(118)	(108)
Share-based compensation expense	60	64
Equity in losses of equity method investee companies and cash distributions	21	12
Gain on sale of investments	—	(21)
Gain from derivative instruments, net	(514)	(1)
Other, net	33	(3)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(5)	41
Content rights and payables, net	(993)	(926)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(124)	(110)
Foreign currency, prepaid expenses and other assets, net	(10)	26
Cash provided by operating activities	323	269
Investing Activities
Purchases of property and equipment	(85)	(90)
Proceeds from sales and maturities of investments	—	274
Investments in and advances to equity investments	(42)	(55)
Proceeds from derivative instruments, net	639	29
Other investing activities, net	17	(2)
Cash provided by investing activities	529	156
Financing Activities
Principal repayments of debt, including premiums to par value	(327)	(339)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(224)	(183)
Other financing activities, net	(36)	53
Cash used in financing activities	(587)	(469)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(70)
Net change in cash, cash equivalents, and restricted cash	260	(114)
Cash, cash equivalents, and restricted cash, beginning of period	3,905	2,122
Cash, cash equivalents, and restricted cash, end of period	$4,165	$2,008

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2021	12	$—	736	$7	$11,086	$(8,244)	$9,580	$(830)	$11,599	$1,434	$13,033
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	456	—	456	16	472
Other comprehensive loss	—	—	—	—	—	—	—	(117)	(117)	—	(117)
Share-based compensation	—	—	—	—	53	—	—	—	53	—	53
Tax settlements associated with share-based plans	—	—	—	—	(38)	—	—	—	(38)	—	(38)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(192)	(192)
Issuance of stock in connection with share-based plans	—	—	3	—	19	—	—	—	19	—	19
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(3)	—	(3)	—	(3)
March 31, 2022	12	$—	739	$7	$11,120	$(8,244)	$10,033	$(947)	$11,969	$1,258	$13,227

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2020	13	$—	717	$7	$10,809	$(8,244)	$8,543	$(651)	$10,464	$1,536	$12,000
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	140	—	140	46	186
Other comprehensive income	—	—	—	—	—	—	—	70	70	—	70
Share-based compensation	—	—	—	—	32	—	—	—	32	—	32
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—
Tax settlements associated with share-based compensation	—	—	—	—	(68)	—	—	—	(68)	—	(68)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(178)	(178)
Issuance of stock in connection with share-based plans	—	—	8	—	186	—	—	—	186	—	186
Redeemable noncontrolling interest adjustment to redemptions value	—	—	—	—	(8)	—	(1)	—	(9)	—	(9)
March 31, 2021	12	$—	736	$7	$10,951	$(8,244)	$8,682	$(581)	$10,815	$1,404	$12,219

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
On April 8, 2022, Discovery, Inc. (“Discovery”), a global media company that provides content across multiple distribution platforms including linear, free-to-air and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer (“DTC”) subscription products, completed its merger (the “Merger”) with the WarnerMedia business of AT&T, Inc. (the “WarnerMedia Business”) and changed its name from “Discovery, Inc.” to “Warner Bros. Discovery, Inc.” (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”). On April 11, 2022, the Company’s shares started trading on the Nasdaq Global Select Market under the trading symbol WBD.
Warner Bros. Discovery is a leading global media and entertainment company that creates and distributes the world’s most differentiated and complete portfolio of content and brands across television, film and streaming. Available in more than 220 countries and territories and 50 languages, Warner Bros. Discovery inspires, informs and entertains audiences worldwide through its iconic brands and products including: Discovery Channel, discovery+, CNN, DC, Eurosport, HBO, HBO Max, HGTV, Food Network, OWN, Investigation Discovery, TLC, Magnolia Network, TNT, TBS, truTV, Travel Channel, MotorTrend, Animal Planet, Science Channel, Warner Bros. Pictures, Warner Bros. Television, Warner Bros. Games, New Line Cinema, Cartoon Network, Adult Swim, Turner Classic Movies, Discovery en Español, Hogar de HGTV and others.
Merger with the WarnerMedia Business of AT&T
The Merger was executed through a Reverse Morris Trust type transaction, under which the WarnerMedia Business was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 19.) In connection with the Merger, AT&T received $40.5 billion (subject to working capital and other adjustments) in a combination of cash, debt securities, and WarnerMedia's retention of certain debt, and Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders. AT&T shareholders received WBD stock in the distribution representing 71% of the combined company and the Company's shareholders will continue to own 29% of the combined company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WarnerMedia Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered WBD’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Quarterly Report on Form 10-Q as WBD’s historical financial statements. Accordingly, the financial results of WBD as of and for any periods prior to April 8, 2022 do not include the financial results of the WarnerMedia Business and future results will not be comparable to historical results.
Impact of COVID-19
The Company continues to closely monitor the ongoing impact of COVID-19 on all aspects of its business and geographies, including the impact on its customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various other third parties. Certain key sources of revenue for the WarnerMedia Business, including theatrical revenues, television production, studio operations and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks.
The nature and full extent of COVID-19’s effects on our operations and results is not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19, vaccine distribution and other actions to contain the virus or treat its impact, among others. The consolidated financial statements reflect management’s estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities ("VIE") for which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated entities have been eliminated.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
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
Accounting and Reporting Pronouncements Adopted
LIBOR
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions associated with the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance is for March 12, 2020 through December 31, 2022 and may not be applied to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company applied the relevant provisions of the guidance to hedge relationships that were subsequently terminated in the first quarter of 2022.
Convertible Instruments
In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This guidance amends the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions, requires the use of the if-converted method for calculating earnings per share for convertible instruments, and makes targeted improvements to the disclosures for convertible instruments and related earnings per share guidance. The Company adopted the guidance effective January 1, 2022, and there was no material impact on its consolidated financial statements.
NOTE 2. DISPOSITIONS
Dispositions
Great American Country
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million and recorded a gain of $76 million.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	March 31, 2022	December 31, 2021
Equity method investments:
nC+	Other noncurrent assets	32%	$150	$151
All3Media	Other noncurrent assets	50%	105	78
Discovery Solar Ventures, LLC (a)	Other noncurrent assets	N/A	72	75
Other	Other noncurrent assets		227	237
Total equity method investments			554	541

Investments with readily determinable fair values:
Lionsgate Entertainment Corp.	Other noncurrent assets		78	80
Sharecare	Prepaid expenses and other current assets		22	40
Total investments with readily determinable fair values			100	120

Equity investments without readily determinable fair values:
Vox Media (b)	Other noncurrent assets	8%	171	191
Formula E (c)	Other noncurrent assets	28%	83	83
Philo	Other noncurrent assets	19%	50	50
Other	Other noncurrent assets		171	172
Total equity investments without readily determinable fair values			475	496
Total investments			$1,129	$1,157

(a) Discovery Solar Ventures, LLC invests in limited liability companies that sponsor renewable energy projects related to solar energy. These investments are considered VIEs of the Company and are accounted for under the equity method of accounting using the Hypothetical Liquidation at Book Value methodology for allocating earnings.

(b) Overall ownership percentage for Vox Media is calculated on an outstanding shares basis. The amount shown as of December 31, 2021 includes a $20 million note receivable balance presented within prepaid expenses and other current assets on the Company's consolidated balance sheets. During the three months ended March 31, 2022, the note receivable was settled. Group Nine Media and Vox Media merged during the three months ended March 31, 2022, changing the Company's ownership percentage from 25% to 8% post-merger. The Company reduced its liquidation preference for an additional ownership percentage in Vox Media.

(c) Ownership percentage for Formula E includes holdings accounted for as an equity method investment and holdings accounted for as an equity investment without a readily determinable fair value.
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary. The Company had impairment losses of $11 million for the three months ended March 31, 2022, because the change in value was considered other-than-temporary. The Company had no impairment losses for the three months ended March 31, 2021.
With the exception of nC+, the carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. For nC+, there is a basis difference of $32 million, which is attributable to finite-lived intangible assets with a remaining life of 6 years and is included in the carrying value of nC+. Earnings from nC+ were reduced by the amortization of these intangibles of $2 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2022, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $169 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $105 million as of March 31, 2022 and $126 million as of December 31, 2021. The Company recognized its portion of VIE operating results with net losses of $17 million and $8 million for the three months ended March 31, 2022 and 2021, respectively.
Investments with Readily Determinable Fair Value
Investments in entities or other securities in which the Company has no control or significant influence, is not the primary beneficiary, and have a readily determinable fair value are classified as equity investments with readily determinable fair value. The investments are measured at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses are recorded in other income, net on the consolidated statements of operations.
The gains and losses related to the Company's investments with readily determinable fair values for the three months ended March 31, 2022 and 2021 are summarized in the table below (in millions).

	Three Months Ended March 31,
	2022	2021
Net gains (losses) recognized during the period on equity securities	$(20)	$33
Less: Net gains recognized on equity securities sold	—	16
Unrealized gains (losses) recognized during reporting period on equity securities still held at the reporting date	$(20)	$17
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
During the three months ended March 31, 2022, the Company did not invest in equity investments without readily determinable fair values and concluded that its other equity investments without readily determinable fair values had no indicators that a change in fair value had taken place. As of March 31, 2022, the Company had recorded cumulative upward adjustments of $9 million and cumulative impairments of $88 million for its equity investments without readily determinable fair values.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$525	$—	$525
Equity securities:
Money market funds	Cash and cash equivalents	550	—	—	550
Mutual funds	Prepaid expenses and other current assets	26	—	—	26
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	196	—	—	196
Company-owned life insurance contracts	Other noncurrent assets	—	30	—	30
Total		$772	$556	$—	$1,328
Liabilities
Deferred compensation plan	Accrued liabilities	$36	$—	$—	$36
Deferred compensation plan	Other noncurrent liabilities	217	—	—	217
Total		$253	$—	$—	$253

		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$426	$—	$426
Equity securities:
Money market funds	Cash and cash equivalents	425	—	—	425
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	215	—	—	215
Company-owned life insurance contracts	Other noncurrent assets	—	32	—	32
Total		$652	$459	$—	$1,111
Liabilities
Deferred compensation plan	Accrued Liabilities	$21	$—	$—	$21
Deferred compensation plan	Other noncurrent liabilities	238	—	—	238
Total		$259	$—	$—	$259

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
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
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2022 and December 31, 2021. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $14.9 billion and $17.2 billion as of March 31, 2022 and December 31, 2021, respectively.
The Company's derivative financial instruments are discussed in Note 8 and its investments with readily determinable fair value are discussed in Note 3.
NOTE 5. CONTENT RIGHTS
The table below presents the components of content rights (in millions).

	March 31, 2022	December 31, 2021
Produced content rights:
Completed	$10,900	$10,404
In-production	722	696
Coproduced content rights:
Completed	1,032	1,003
In-production	71	91
Licensed content rights:
Acquired	1,116	1,213
Prepaid	238	251
Content rights, at cost	14,079	13,658
Accumulated amortization	(10,070)	(9,581)
Total content rights, net	4,009	4,077
Current portion	(143)	(245)
Noncurrent portion	$3,866	$3,832
Content expense consisted of the following (in millions).

	Three Months Ended March 31,
	2022	2021
Content amortization	$969	$743
Other production charges	113	80
Content impairments	4	—
Total content expense	$1,086	$823
Content expense is generally a component of costs of revenue on the consolidated statements of operations. Content impairments of $4 million are reflected in restructuring and other charges for the three months ended March 31, 2022.
As of March 31, 2022, the Company expects to amortize approximately 57%, 26% and 13% of its produced and co-produced content, excluding content in-production, and 49%, 22% and 11% of its licensed content rights in the next three twelve-month operating cycles ending March 31, 2022, 2023 and 2024, respectively.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. GOODWILL
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Total
December 31, 2021	$10,813	$2,099	$12,912
Foreign currency translation and other	—	(40)	(40)
March 31, 2022	$10,813	$2,059	$12,872
The carrying amount of goodwill at the U.S. Networks segment included accumulated impairments of $20 million as of March 31, 2022 and December 31, 2021. The carrying amount of goodwill at the International Networks segment included accumulated impairments of $1.6 billion as of March 31, 2022 and December 31, 2021.
Impairment Analysis
During the fourth quarter of 2021, the Company performed a qualitative goodwill impairment assessment for all reporting units and it determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, therefore, no quantitative goodwill impairment analysis was performed.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. DEBT
The table below presents the components of outstanding debt (in millions).

	March 31, 2022	December 31, 2021
2.375% Senior Notes, euro denominated, annual interest, due March 2022	$—	$339
2.950% Senior Notes, semi-annual interest, due March 2023	796	796
3.250% Senior Notes, semi-annual interest, due April 2023	192	192
3.800% Senior Notes, semi-annual interest, due March 2024	450	450
2.500% Senior Notes, sterling denominated, annual interest, due September 2024	527	540
3.900% Senior Notes, semi-annual interest, due November 2024	497	497
3.450% Senior Notes, semi-annual interest, due March 2025	300	300
3.950% Senior Notes, semi-annual interest, due June 2025	500	500
4.900% Senior Notes, semi-annual interest, due March 2026	700	700
1.900% Senior Notes, euro denominated, annual interest, due March 2027	667	678
3.950% Senior Notes, semi-annual interest, due March 2028	1,700	1,700
4.125% Senior Notes, semi-annual interest, due May 2029	750	750
3.625% Senior Notes, semi-annual interest, due May 2030	1,000	1,000
5.000% Senior Notes, semi-annual interest, due September 2037	548	548
6.350% Senior Notes, semi-annual interest, due June 2040	664	664
4.950% Senior Notes, semi-annual interest, due May 2042	285	285
4.875% Senior Notes, semi-annual interest, due April 2043	516	516
5.200% Senior Notes, semi-annual interest, due September 2047	1,250	1,250
5.300% Senior Notes, semi-annual interest, due May 2049	750	750
4.650% Senior Notes, semi-annual interest, due May 2050	1,000	1,000
4.000% Senior Notes, semi-annual interest, due September 2055	1,732	1,732
Total debt	14,824	15,187
Unamortized discount, premium and debt issuance costs, net (a)	(425)	(428)
Debt, net of unamortized discount, premium and debt issuance costs	14,399	14,759
Current portion of debt	(794)	(339)
Noncurrent portion of debt	$13,605	$14,420
(a) Current portion of unamortized discount, premium, and debt issuance costs, net is not material.
.Senior Notes
During the three months ended March 31, 2022, the Company repaid in full at maturity $327 million aggregate principal amount outstanding of its 2.375% Euro Denominated Senior Notes due March 2022.
In the third quarter of 2021, the Company redeemed in full $168 million aggregate principal amount outstanding of its 3.300% Senior Notes due May 2022 and $62 million aggregate principal amount outstanding of its 3.500% Senior Notes due June 2022. In the first quarter of 2021, the Company redeemed in full $335 million aggregate principal amount outstanding of its 4.375% Senior Notes due June 2021.
The redemptions during 2022 and 2021 resulted in an immaterial loss on extinguishment of debt.
As of March 31, 2022, all senior notes are fully and unconditionally guaranteed by the Company and Scripps Networks Interactive, Inc. ("Scripps Networks"), except for the remaining $23 million of un-exchanged Scripps Networks senior notes.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility and Commercial Paper Programs
In June 2021, Discovery Communications, LLC ("DCL") entered into a multicurrency revolving credit agreement (the "Credit Agreement"), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. DCL has the capacity to initially borrow up to $2.5 billion under the Credit Agreement. Following the closing of the Merger and subject to certain conditions, the available commitments increased by $3.5 billion, to an aggregate amount not to exceed $6 billion (the “Credit Facility”). The Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks, and following the closing of the Merger, WarnerMedia Holdings, Inc., which was originally named Magallanes, Inc. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2022, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
Credit Agreement Financial Covenants
The Credit Agreement includes financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 4.50 to 1.00, which increased to 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively.
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Cash Flow Hedges
On January 1, 2022, the Company discontinued hedge accounting for certain forward starting interest rate swap contracts with a total notional value of $2 billion. The Company recognized a gain of $33 million in accumulated other comprehensive loss that will be amortized as an adjustment to interest expense, net over the respective terms of future issuances of debt. Subsequently, the Company unwound and settled the contracts and received cash of $122 million, including an $89 million realized gain for changes in fair market value between the dedesignation date and settlement date that was recognized in other income, net in the consolidated statements of operations.
Net Investment Hedges
During the three months ended March 31, 2022, the Company unwound and settled certain fixed-to-fixed cross-currency swaps with a total notional value of $705 million associated with the Company's Euro functional subsidiaries. The Company recognized a realized gain of $10 million related to the excluded component of the hedge relationship in other income, net in the consolidated statements of operations, and recognized a gain of $6 million in accumulated other comprehensive loss.
Also during the three months ended March 31, 2022, the Company executed cross currency swaps with a notional value of $664 million with expiration dates in 2025 to replace the aforementioned swaps that matured.
No Hedging Designation
During the three months ended March 31, 2022, the Company dedesignated, unwound and settled forward starting interest rate swap contracts with a total notional value of $5.0 billion, swaption collars with a total notional value of $2.5 billion, and purchase payer swaptions with a total notional value of $7.5 billion. The Company received cash of $474 million upon settlement, including $142 million in premiums paid at execution during 2021, resulting in a gain of $332 million that was recognized in other income, net in the consolidated statements of operations.
Also during the three months ended March 31, 2022, the Company executed and subsequently settled treasury locks with a total notional value of $14.5 billion. The Company received cash of $90 million upon settlement, resulting in a gain of $90 million that was recognized in other income, net in the consolidated statements of operations.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Finally, during the three months ended March 31, 2022, the Company unwound and settled a foreign exchange forward contract with a notional value of $375 million associated with the Company's Euro denominated debt that was paid in full at maturity. The Company recognized a loss of $48 million in other income, net in the consolidated statements of operations.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of March 31, 2022 and December 31, 2021. The fair value of the Company's derivative financial instruments was determined using a market-based approach (Level 2).

	March 31, 2022					December 31, 2021
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$752	$6	$—	$11	$1	$777	$14	$—	$2	$—
Interest rate swaps	—	—	—	—	—	2,000	44	—	11	—
Net investment hedges: (a)
Cross-currency swaps	3,437	31	53	1	76	3,512	54	61	20	76
No hedging designation:
Foreign exchange	673	—	—	—	68	1,020	—	—	34	66
Interest rate swaps	—	—	—	—	—	15,000	126	28	9	5
Cross-currency swaps	139	3	—	—	4	139	3	—	—	5
Total		$40	$53	$12	$149		$241	$89	$76	$152
(a) Excludes £400 million of sterling notes ($527 million equivalent at March 31, 2022) designated as a net investment hedge. (See Note 7.)
The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended March 31,
	2022	2021
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(13)	$37
Interest rate - derivative adjustments	—	260
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	1	—
Foreign exchange - distribution revenue	4	(3)
Foreign exchange - costs of revenues	1	—
If current fair values of designated cash flow hedges as of March 31, 2022 remained static over the next twelve months, the Company would reclassify $7 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 33 years.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2022	2021		2022	2021
Cross currency swaps	$19	$52	Interest expense, net	$15	$10
Sterling notes (foreign denominated debt)	13	(5)	N/A	—	—
Total	$32	$47		$15	$10
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other income, net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2022	2021
Interest rate swaps	$512	$—
Cross-currency swaps	—	5
Foreign exchange derivatives	(15)	(25)
Total in other income, net	$497	$(20)
NOTE 9. EQUITY
As a result of the Merger, each share of Discovery, Inc.'s issued, and outstanding common stock and preferred stock was reclassified and automatically converted to shares of Warner Bros. Discovery common stock (as further described in Note 19 below).
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
All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheet. Over the life of the Company's repurchase programs and as of March 31, 2022, the Company had repurchased 3 million and 229 million shares of its historical Series A and Series C common stock, respectively, for an aggregate purchase price of $171 million and $8.2 billion, respectively. There were no stock repurchases during the three months ended March 31, 2022 or 2021.
Preferred Stock
During the three months ended March 31, 2021, Advance Newhouse Programming Partnership converted 0.6 million of its Series C-1 convertible preferred stock into 11.0 million shares of Series C common stock.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(105)	$—	$(105)	$(230)	$16	$(214)
Net investment hedges	22	(14)	8	42	5	47
Reclassifications:
Gain on disposition	(2)	—	(2)	—	—	—
Total currency translation adjustments	(85)	(14)	(99)	(188)	21	(167)

Derivative adjustments:
Unrealized gains (losses)	(13)	1	(12)	297	(62)	235
Reclassifications from other comprehensive income to net income	(6)	—	(6)	3	(1)	2
Total derivative adjustments	(19)	1	(18)	300	(63)	237
Other comprehensive income (loss) adjustments	$(104)	$(13)	$(117)	$112	$(42)	$70
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(845)	$28	$(13)	$(830)
Other comprehensive income (loss) before reclassifications	(97)	(12)	—	(109)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(6)	—	(8)
Other comprehensive income (loss)	(99)	(18)	—	(117)
Ending balance	$(944)	$10	$(13)	$(947)

	Three Months Ended March 31, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(555)	$(81)	$(15)	$(651)
Other comprehensive income (loss) before reclassifications	(167)	235	—	68
Reclassifications from accumulated other comprehensive loss to net income	—	2	—	2
Other comprehensive income (loss)	(167)	237	—	70
Ending balance	$(722)	$156	$(15)	$(581)

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10. REVENUES AND ACCOUNTS RECEIVABLE
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Three Months Ended March 31,
	2022				2021
	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
Revenues:
Advertising	$1,025	$457	$—	$1,482	$980	$435	$—	$1,415
Distribution	886	536	—	1,422	796	514	—	1,310
Other	21	236	(2)	255	30	38	(1)	67
Total	$1,932	$1,229	$(2)	$3,159	$1,806	$987	$(1)	$2,792
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
The Company’s accounts receivable balances and the related credit losses arise primarily from distribution and advertising revenue. The Company monitors ongoing credit exposure through active review of customers’ financial conditions, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The allowance for credit losses increased from $54 million at December 31, 2021 to $61 million at March 31, 2022. The activity in the allowance for credit losses for the three months ended March 31, 2022 was not material.
Contract Liability
A contract liability, such as deferred revenue, is recorded when cash is received in advance of the Company's performance. Total deferred revenues, including both current and noncurrent, were $401 million and $573 million at March 31, 2022 and December 31, 2021, respectively. Noncurrent deferred revenue is a component of other noncurrent liabilities on the consolidated balance sheets. The change in deferred revenue for the three months ended March 31, 2022 was primarily due to revenue recognized during the period, of which $295 million was included in the deferred revenue balance at December 31, 2021, partially offset by cash payments received for which the performance obligation was not satisfied prior to the end of the period. Revenue recognized for the three months ended March 31, 2021 related to the deferred revenue balance at December 31, 2020 was $99 million.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees; by calculating one twelfth of annual license fees specified in its distribution contracts; or based on the pro-rata fees earned calculated on the license fees specified in the distribution contract. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $1.4 billion as of March 31, 2022 and is expected to be recognized over the next five years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $606 million as of March 31, 2022 and is expected to be recognized over the next five years.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's brand licensing contracts are licenses of symbolic intellectual property. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $84 million as of March 31, 2022 and is expected to be recognized over the next eleven years.
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

	Three Months Ended March 31,
	2022	2021
PRSUs	$3	$19
RSUs	38	22
Stock options	18	10
SARs	1	13
Total share-based compensation expense	$60	$64
Tax benefit recognized	$9	$8
The Company recorded total liabilities for cash-settled and other liability-settled share-based compensation awards of $7 million and $22 million as of March 31, 2022 and December 31, 2021, respectively. The current portion of the liability for cash-settled and other liability-settled awards was $5 million and $17 million as of March 31, 2022 and December 31, 2021, respectively.
The table below presents awards granted (in millions, except weighted-average grant price).

	Three Months Ended March 31, 2022
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.4	$24.92
RSUs	6.9	$28.11
Stock options	0.4	$32.90
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2022 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$10	0.8
RSUs	388	2.3
Stock options	212	3.5
Total unrecognized compensation cost	$610
Of the $388 million of unrecognized compensation cost related to RSUs, $44 million is related to cash-settled RSUs. Stock-settled RSUs are expected to be recognized over a weighted-average period of 2.3 years and cash-settled RSUs are expected to be recognized over a weighted-average period of 2.4 years.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. INCOME TAXES
Income tax expense was $201 million and $106 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in the three months ended March 31, 2022 was primarily attributable to an increase in pre-tax book income. Income tax expense for the three months ended March 31, 2022 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations and state and local income taxes.
The Company's reserves for uncertain tax positions as of March 31, 2022 and December 31, 2021 totaled $510 million and $420 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $93 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2022 and December 31, 2021, the Company had accrued approximately $58 million and $60 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 13. EARNINGS PER SHARE
All share and per share amounts have been retrospectively adjusted to reflect the reclassification and automatic conversion of each issued and outstanding share of Discovery Series A common stock, Discovery Series B common stock, Discovery Series C common stock, into one share of Warner Bros. Discovery common stock, and each issued and outstanding share of Discovery Series C-1 preferred stock was reclassified and automatically converted into 19.3648 shares of Warner Bros. Discovery common stock. Discovery Series A-1 preferred stock and per share data has not been recast because the conversion to Warner Bros. Discovery common stock in connection with the Merger was considered a discrete event and treated prospectively.
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$475	$191

Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(49)	(15)
Net income attributable to noncontrolling interests	(16)	(46)
Net income attributable to redeemable noncontrolling interests	(3)	(5)
Net income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic net income per share	$407	$125

Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	49	15
Net income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for diluted net income per share	$456	$140

Denominator — weighted average:
Common shares outstanding — basic	591	585
Impact of assumed preferred stock conversion	71	71
Dilutive effect of share-based awards	3	11
Common shares outstanding — diluted	665	667

Basic net income per share allocated to common stockholders	$0.69	$0.21
Diluted net income per share allocated to common stockholders	$0.69	$0.21

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2022	2021
Anti-dilutive share-based awards	33	1
NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income, net

	Three Months Ended March 31,
	2022	2021
Foreign currency gain, net	$11	$52
Gains (losses) on derivative instruments, net	497	(20)
Gain on sale of investment with readily determinable fair value	—	16
Change in the value of investments with readily determinable fair value	(20)	17
Gain on sale of equity method investments	—	5
Loss on extinguishment of debt	—	(3)
Interest income	2	1
Total other income, net	$490	$68
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2022	2021
Cash paid for taxes, net	$97	$100
Cash paid for interest, net	186	188
Non-cash investing and financing activities:
Accrued purchases of property and equipment	26	23
Assets acquired under finance lease and other arrangements	13	12
Cash, Cash Equivalents, and Restricted Cash

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$4,162	$3,905
Restricted cash - other current assets	3	—
Total cash, cash equivalents, and restricted cash	$4,165	$3,905
NOTE 15. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation ("Liberty Broadband") and their subsidiaries and equity method investees (collectively the “Liberty Group”). The Company’s Board of Directors includes Dr. Malone, who is Chairman of the Board of Liberty Global and beneficially owns approximately 30% of the aggregate voting power with respect to the election of directors of Liberty Global. Dr. Malone is also Chairman of the Board of Liberty Broadband and beneficially owns approximately 47% of the aggregate voting power with respect to the election of directors of Liberty Broadband. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, or minority partners of consolidated subsidiaries.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2022	2021
Revenues and service charges:
Liberty Group	$158	$175
Equity method investees	58	56
Other	33	27
Total revenues and service charges	$249	$258
Expenses	$(76)	$(57)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(224)	$(183)
The table below presents receivables due from and payables due to related parties (in millions).

	March 31, 2022	December 31, 2021
Receivables	$167	$172
Payables	$32	$23
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
NOTE 17. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker, the Chief Executive Officer ("CEO"), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. The Company expects to reevaluate its segment presentation and reportable segments following the Merger during the quarter ending June 30, 2022.
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

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
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
Revenues

	Three Months Ended March 31,
	2022	2021
U.S. Networks	$1,932	$1,806
International Networks	1,229	987
Corporate, inter-segment eliminations and other	(2)	(1)
Total revenues	$3,159	$2,792
Adjusted OIBDA

	Three Months Ended March 31,
	2022	2021
U.S. Networks	$1,025	$823
International Networks	161	151
Corporate, inter-segment eliminations and other	(159)	(137)
Adjusted OIBDA	$1,027	$837

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Income available to Warner Bros. Discovery, Inc. to Adjusted OIBDA

	Three Months Ended March 31,
	2022	2021
Net income available to Warner Bros. Discovery, Inc.	$456	$140
Net income attributable to redeemable noncontrolling interests	3	5
Net income attributable to noncontrolling interests	16	46
Income tax expense	201	106
Income before income taxes	676	297
Other income, net	(490)	(68)
Loss from equity investees, net	14	4
Interest expense, net	153	163
Operating income	353	396
Restructuring and other charges	5	15
Depreciation and amortization	525	361
Employee share-based compensation	57	61
Transaction and integration costs	87	4
Adjusted OIBDA	$1,027	$837
NOTE 18. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate, inter-segment eliminations, and other were as follows (in millions).

	Three Months Ended March 31,
	2022	2021
International Networks	$4	$15
Corporate, inter-segment eliminations, and other	1	—
Total restructuring and other charges	$5	$15
Changes in restructuring and other liabilities recorded in accrued liabilities by major category and by reportable segment and corporate, inter-segment eliminations, and other were as follows (in millions).

	U.S. Networks	International Networks	Corporate, inter-segment eliminations, and other	Total
December 31, 2021	$4	$13	$2	$19
Employee termination accruals, net	—	(1)	—	(1)
Cash paid	—	1	—	1
March 31, 2022	$4	$13	$2	$19
NOTE 19. SUBSEQUENT EVENTS
Merger with the WarnerMedia Business of AT&T
On April 8, 2022, the Company completed its Merger with the WarnerMedia Business of AT&T, Inc. The Merger was executed through a Reverse Morris Trust type transaction, under which the WarnerMedia Business was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. In connection with the Merger, AT&T received $40.5 billion (subject to working capital and other adjustments) in a combination of cash, debt securities, and WarnerMedia's retention of certain debt, and Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders. AT&T shareholders received WBD stock in the distribution representing 71% of the combined company and the Company's shareholders will continue to own 29% of the combined company, in each case on a fully diluted basis.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Immediately prior to the consummation of the Merger, each issued and outstanding share of Discovery Series A common stock, Discovery Series B common stock, and Discovery Series C common stock, was reclassified and automatically converted into one share of WBD common stock, and each issued and outstanding share of Discovery Series C-1 preferred stock was reclassified and automatically converted into 19.3648 shares of WBD common stock. For earnings per share purposes, all share and per share amounts of the aforesaid share classes have been retroactively adjusted for all periods presented to give effect to this reclassification and conversion. Additionally, each issued and outstanding share of Discovery Series A-1 preferred stock was reclassified and automatically converted into 13.1135 shares of WBD common stock. Discovery Series A-1 preferred stock and earnings per share data has not been recast because the conversion to WBD common stock in connection with the Merger was considered a discrete event and treated prospectively. Other than earnings per share presentation, the reclassification and conversion of all share classes to WBD common stock will be adjusted in the period the transaction took place.
Discovery was deemed to be the accounting acquirer of the WarnerMedia Business for accounting purposes under U.S. GAAP. In identifying Discovery as the accounting acquirer, Discovery’s conclusion was based primarily upon the following facts: (1) Discovery initiated the Merger, was the legal acquirer of Magallanes, Inc., ("Spinco"), and transferred equity consideration to Spinco stockholders, (2) AT&T received $40.5 billion of consideration as part of its disposition of the WarnerMedia Business, (3) the current Chief Executive Officer of Discovery will continue as Chief Executive Officer of WBD for a substantial period of time after the Merger and was primarily responsible for appointing the rest of the executive management team of WBD, and the current Chief Financial Officer of Discovery will serve as Chief Financial Officer of WBD, (4) no stockholder or group of stockholders will hold a controlling interest in WBD after the completion of the Merger and a key Discovery stockholder has the largest minority interest in WBD, and (5) AT&T has no input on the strategic direction and management of WBD after the completion of the Merger. The above facts were deemed to outweigh the fact that the holders of shares of Spinco common stock that received shares of WBD common stock in the Merger in the aggregate own a majority of WBD common stock on a fully diluted basis and associated voting rights after the Merger.
As the accounting acquirer, Discovery is considered WBD's predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Quarterly Report on Form 10-Q as WBD's historical financial statements. Accordingly, the financial results of WBD as of and for any periods prior to April 8, 2022 do not include the financial results of the WarnerMedia Business and future results will not be comparable to historical results.
The Merger required the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it received an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock converted. The impact of the issuance of such additional shares of common stock was $789 million and was recorded as a transaction expense upon the closing of the Merger.
Discovery and WarnerMedia employee share-based awards, issued and outstanding immediately prior to the Merger, were converted into equity-based awards on comparable terms and conditions with respect to shares of WBD stock. 70% of Chief Executive Officer David M. Zaslav's unvested stock options vested upon closing of the Merger according to the terms of his amended and restated employment agreement. The remaining 30% of such options will remain outstanding and continue to vest as provided by the prior employment agreement.
In anticipation of the Merger, Magallanes, Inc., a wholly owned subsidiary of AT&T Inc., entered into a $10 billion term loan (the "Term Loan") and issued $30 billion aggregate principal amount of senior unsecured notes. The proceeds were used to fund the cash payments to AT&T and to otherwise fund the transaction and pay fees and expenses. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor under the Term Loan or the Credit Facility, and will rank equally with all of the Company's other unsecured senior debt.
Due to the limited time between the transaction date and the Company's filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, initial accounting for the business combination is incomplete and the Company is not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed. The Company expects to provide preliminary purchase price allocation information in the Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.
Dispositions
In April 2022, the Company completed the sale of a minority interest for a sale price of $138 million and recorded a gain of $133 million.

WARNER BROS. DISCOVERY, INC.
(formerly known as Discovery, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

CNN+
In April 2022, the Company announced that CNN+ will cease operations effective April 30, 2022, and it is evaluating the impact this will have on its consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our 2021 Annual Report on Form 10-K.
BUSINESS OVERVIEW
On April 8, 2022, Discovery, Inc. (“Discovery”), a global media company that provides content across multiple distribution platforms including linear, free-to-air and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer (“DTC”) subscription products (the “Discovery Business”), completed its merger (the “Merger”) with the WarnerMedia business of AT&T, Inc. (“the WarnerMedia Business”) and changed its name from “Discovery, Inc.” to “Warner Bros. Discovery, Inc.” On April 11, 2022, the Company’s shares started trading on the Nasdaq Global Select Market under the trading symbol WBD.
Warner Bros. Discovery is a leading global media and entertainment company that creates and distributes the world’s most differentiated and complete portfolio of content and brands across television, film and streaming. Available in more than 220 countries and territories and 50 languages, Warner Bros. Discovery inspires, informs and entertains audiences worldwide through its iconic brands and products including: Discovery Channel, discovery+, CNN, DC, Eurosport, HBO, HBO Max, HGTV, Food Network, OWN, Investigation Discovery, TLC, Magnolia Network, TNT, TBS, truTV, Travel Channel, MotorTrend, Animal Planet, Science Channel, Warner Bros. Pictures, Warner Bros. Television, Warner Bros. Games, New Line Cinema, Cartoon Network, Adult Swim, Turner Classic Movies, Discovery en Español, Hogar de HGTV and others.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Warner Bros. Discovery,” “the Company,” “we,” “us,” or “our” refer to Discovery, Inc. as a standalone company prior to April 8, 2022, the date we completed the Merger with the WarnerMedia Business, and on and after April 8, 2022 refer to the combined company as a result of the Merger.
In 2021, we launched discovery+, our aggregated DTC product, in the U.S. across several streaming platforms and entered into a partnership with Verizon. Since launch, discovery+ has expanded internationally including in the U.K., Canada, the Philippines, Brazil, Italy, and India. As of March 31, 2022, we had 24 million total paid DTC subscribers.1 discovery+ currently has an extensive content library including original series and documentaries. The service is available with ads or on an ad-free tier, providing us with dual revenue streams.
Although we utilize certain brands and content globally, as of March 31, 2022, we classified our operations in two reportable segments: U.S. Networks, consisting principally of domestic television networks and digital content services, and International Networks, consisting primarily of international television networks and digital content services. Our segment presentation aligned with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. We expect to reevaluate our segment presentation and reportable segments following the Merger during the quarter ending June 30, 2022.
During the three months ended March 31, 2022, we exited our operations in Russia and removed all of our channels and services from the market. We do not expect these actions will have a material effect on our consolidated financial statements.
Merger with the WarnerMedia Business of AT&T
On April 8, 2022, the Company completed its Merger with the WarnerMedia Business of AT&T, Inc. The Merger was executed through a Reverse Morris Trust type transaction, under which the WarnerMedia Business was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. In connection with the Merger, AT&T received $40.5 billion (subject to working capital and other adjustments) in a combination of cash, debt securities, and WarnerMedia's retention of certain debt, and Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders. AT&T shareholders received WBD stock in the distribution representing 71% of the combined company and the Company's shareholders will continue to own 29% of the combined company, in each case on a fully diluted basis.
1 We define a DTC subscription as (i) a subscription to a direct-to-consumer product for which we have recognized subscription revenue from a direct-to-consumer platform; (ii) a subscription received through wholesale arrangements for which we receive a fee for the distribution of our direct-to-consumer platforms, as well as subscriptions provided directly or through third-party platforms; and (iii) a subscription recognized by certain joint venture partners and affiliated parties. We may refer to the aggregate number of subscriptions across our direct-to-consumer services as subscribers. A subscription is only counted if it is on a paying status, and excludes users on free trials. At the end of each quarter, the subscription count includes the actual number of users that rolled to pay up to seven days immediately following quarter end. Our quarterly subscriber count continues to include Ukraine subscribers to discovery+ who are temporarily receiving the service for free, the total of which is not material. .

Immediately prior to the consummation of the Merger, each issued and outstanding share of Discovery Series A common stock, Discovery Series B common stock, and Discovery Series C common stock, was reclassified and automatically converted into one share of WBD common stock, and each issued and outstanding share of Discovery Series C-1 preferred stock was reclassified and automatically converted into 19.3648 shares of WBD common stock. For earnings per share purposes, all share and per share amounts of the aforesaid share classes have been retroactively adjusted for all periods presented to give effect to this reclassification and conversion. Additionally, each issued and outstanding share of Discovery Series A-1 preferred stock was reclassified and automatically converted into 13.1135 shares of WBD common stock. Discovery Series A-1 preferred stock and earnings per share data has not been recast because the conversion to WBD common stock in connection with the Merger was considered a discrete event and treated prospectively. Other than earnings per share presentation, the reclassification and conversion of all share classes to WBD common stock will be adjusted in the period the transaction took place.
Discovery was deemed to be the accounting acquirer of the WarnerMedia Business for accounting purposes under U.S. GAAP. In identifying Discovery as the accounting acquirer, Discovery’s conclusion was based primarily upon the following facts: (1) Discovery initiated the Merger, was the legal acquirer of Magallanes, Inc., ("Spinco"), and transferred equity consideration to Spinco stockholders, (2) AT&T received $40.5 billion of consideration as part of its disposition of the WarnerMedia Business, (3) the current Chief Executive Officer of Discovery will continue as Chief Executive Officer of WBD for a substantial period of time after the Merger and was primarily responsible for appointing the rest of the executive management team of WBD, and the current Chief Financial Officer of Discovery will serve as Chief Financial Officer of WBD, (4) no stockholder or group of stockholders will hold a controlling interest in WBD after the completion of the Merger and a key Discovery stockholder has the largest minority interest in WBD, and (5) AT&T has no input on the strategic direction and management of WBD after the completion of the Merger. The above facts were deemed to outweigh the fact that the holders of shares of Spinco common stock that received shares of WBD common stock in the Merger in the aggregate own a majority of WBD common stock on a fully diluted basis and associated voting rights after the Merger.
As the accounting acquirer, Discovery is considered WBD's predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Quarterly Report on Form 10-Q as WBD's historical financial statements. Accordingly, the financial results of WBD as of and for any periods prior to April 8, 2022 do not include the financial results of the WarnerMedia Business and future results will not be comparable to historical results.
The Merger required the consent of Advance/Newhouse Programming Partnership under the Company's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it received an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock converted. The impact of the issuance of such additional shares of common stock was $789 million and was recorded as a transaction expense upon the closing of the Merger.
Discovery and WarnerMedia employee share-based awards, issued and outstanding immediately prior to the Merger, were converted into equity-based awards on comparable terms and conditions with respect to shares of WBD stock. 70% of Chief Executive Officer David M. Zaslav's unvested stock options vested upon closing of the Merger according to the terms of his amended and restated employment agreement. The remaining 30% of such options will remain outstanding and continue to vest as provided by the prior employment agreement.
In anticipation of the Merger, Magallanes, Inc., a wholly owned subsidiary of AT&T Inc., entered into a $10 billion term loan (the "Term Loan") and issued $30 billion aggregate principal amount of senior unsecured notes. The proceeds were used to fund the cash payments to AT&T and to otherwise fund the transaction and pay fees and expenses. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor under the Term Loan or the Credit Facility, and will rank equally with all of the Company's other unsecured senior debt.
Due to the limited time between the transaction date and the Company's filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, initial accounting for the business combination is incomplete and the Company is not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed. The Company expects to provide preliminary purchase price allocation information in the Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

Impact of COVID-19
We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and geographies, including the impact on our customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various other third parties. Certain key sources of revenue for the WarnerMedia Business, including theatrical revenues, television production, studio operations and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks.
The nature and full extent of COVID-19’s effects on our operations and results is not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19, vaccine distribution and other actions to contain the virus or treat its impact, among others. Our consolidated financial statements reflect management’s estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

RESULTS OF OPERATIONS
Except as expressly stated, the financial condition and results of operations discussed throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q are those of Warner Bros. Discovery, Inc. and its consolidated subsidiaries prior to the Merger.
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2022 Baseline Rate”), and the prior year amounts translated at the same 2022 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2022	2021	% Change	% Change (ex-FX)
Revenues:
Advertising	$1,482	$1,415	5%	7%
Distribution	1,422	1,310	9%	10%
Other	255	67	NM	NM
Total revenues	3,159	2,792	13%	15%
Costs of revenues, excluding depreciation and amortization	1,236	969	28%	31%
Selling, general and administrative	1,040	1,051	(1)%	—%
Depreciation and amortization	525	361	45%	48%
Restructuring and other charges	5	15	(67)%	(64)%
Total costs and expenses	2,806	2,396	17%	20%
Operating income	353	396	(11)%	(12)%
Interest expense, net	(153)	(163)	(6)%
Loss from equity investees, net	(14)	(4)	NM
Other income, net	490	68	NM
Income before income taxes	676	297	NM
Income tax expense	(201)	(106)	90%
Net income	475	191	NM
Net income attributable to noncontrolling interests	(16)	(46)	(65)%
Net income attributable to redeemable noncontrolling interests	(3)	(5)	(40)%
Net income available to Warner Bros. Discovery, Inc.	$456	$140	NM

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

Advertising revenue increased 5% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, advertising revenue increased 7% for the three months ended March 31, 2022, respectively. The increase for the three months ended March 31, 2022 was primarily attributable to an increase at U.S. Networks due to higher pricing and the continued monetization of content offerings on our next generation initiatives, partially offset by secular declines in the pay-TV ecosystem, and to a lesser extent, lower overall ratings.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks, supplemented by revenue earned from subscription video on demand content licensing and DTC subscription services.
Distribution revenue increased 9% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, distribution revenue increased 10% for the three months ended March 31, 2022. The increase for the three months ended March 31, 2022 was primarily attributable to an increase at U.S. Networks due to the growth of discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers.
Other revenue increased $188 million for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, other revenue increased $193 million for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, the increase for the three months ended March 31, 2022 was primarily attributable to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
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
Costs of revenues increased 28% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, cost of revenues increased 31% for the three months ended March 31, 2022. The increase for the three months ended March 31, 2022, was primarily attributable to costs related to the Olympics at International Networks and higher content amortization at U.S. Networks.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses decreased 1% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses was flat for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2022 was primarily attributable to lower marketing-related expenses at U.S. Networks for discovery+ due to its launch in January 2021, partially offset by an increase in transaction and integration costs related to the Merger at corporate, inter-segment eliminations, and other.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 45% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, depreciation and amortization increased 48% for the three months ended March 31, 2022. The increase for the three months ended March 31, 2022 was primarily attributable to a change in amortization method from the straight-line method to the sum of the years digits method for acquired customer relationships that was effective October 1, 2021.
Restructuring and Other Charges
Restructuring and other charges were $5 million for the three months ended March 31, 2022, as compared to $15 million for the three months ended March 31, 2021. Restructuring and other charges primarily include employee relocation, termination costs, and content impairments during the three months ended March 31, 2022 and 2021. (See Note 18 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased 6% for the three months ended March 31, 2022 compared to the prior year period. (See Note 7 and Note 8 to the accompanying consolidated financial statements.)

Loss From Equity Investees, net
We reported losses from our equity method investees of $14 million for the three months ended March 31, 2022, as compared to losses of $4 million for the three months ended March 31, 2021. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 3 to the accompanying consolidated financial statements.)
Other Income, net
The table below presents the details of other income, net (in millions).

	Three Months Ended March 31,
	2022	2021
Foreign currency gain, net	$11	$52
Gains (losses) on derivative instruments, net	497	(20)
Gain on sale of investment with readily determinable fair value	—	16
Change in the value of investments with readily determinable fair value	(20)	17
Gain on sale of equity method investments	—	5
Loss on extinguishment of debt	—	(3)
Interest income	2	1
Total other income, net	$490	$68
Income Tax Expense
Income tax expense was $201 million and $106 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in the three months ended March 31, 2022 was primarily attributable to an increase in the pre-tax book income. Income tax expense for the three months ended March 31, 2022 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations and state and local income taxes.
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

The table below presents our reconciliation of consolidated net income available to Warner Bros. Discovery, Inc. to Adjusted OIBDA and Adjusted OIBDA by segment (in millions).

	Three Months Ended March 31,
	2022	2021	% Change
Net income available to Warner Bros. Discovery, Inc.	$456	$140	NM
Net income attributable to redeemable noncontrolling interests	3	5	(40)%
Net income attributable to noncontrolling interests	16	46	(65)%
Income tax expense	201	106	90%
Income before income taxes	676	297	NM
Other income, net	(490)	(68)	NM
Loss from equity investees, net	14	4	NM
Interest expense, net	153	163	(6)%
Operating income	353	396	(11)%
Restructuring and other charges	5	15	(67)%
Depreciation and amortization	525	361	45%
Employee share-based compensation	57	61	(7)%
Transaction and integration costs	87	4	NM
Adjusted OIBDA	$1,027	$837	23%

Adjusted OIBDA
U.S. Networks	$1,025	$823	25%
International Networks	161	151	7%
Corporate, inter-segment eliminations, and other	(159)	(137)	(16)%
Adjusted OIBDA	$1,027	$837	23%
The table below presents the calculation of Adjusted OIBDA (in millions).

	Three Months Ended March 31,
	2022	2021	% Change
Revenues:
U.S. Networks	$1,932	$1,806	7%
International Networks	1,229	987	25%
Corporate, inter-segment eliminations, and other	(2)	(1)	NM
Total revenues	3,159	2,792	13%
Costs of revenues, excluding depreciation and amortization	1,236	969	28%
Selling, general and administrative (a)	896	986	(9)%
Adjusted OIBDA	$1,027	$837	23%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs.

U.S. Networks
The table below presents, for our U.S. Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2022	2021	% Change
Revenues:
Advertising	$1,025	$980	5%
Distribution	886	796	11%
Other	21	30	(30)%
Total revenues	1,932	1,806	7%
Costs of revenues, excluding depreciation and amortization	489	428	14%
Selling, general and administrative	418	555	(25)%
Adjusted OIBDA	$1,025	$823	25%
Depreciation and amortization	385	224
Transaction and integration costs	1	—
Inter-segment eliminations	12	—
Operating income	$627	$599
Revenues
Advertising revenue increased 5% for the three months ended March 31, 2022, compared to the prior year period. The increase was primarily attributable to higher pricing and the continued monetization of content offerings on our next generation initiatives, partially offset by secular declines in the pay-TV ecosystem, and to a lesser extent, lower overall ratings.
Distribution revenue increased 11% for the three months ended March 31, 2022, compared to the prior year period. The increase was primarily attributable to the growth of discovery+ and an increase in contractual affiliate rates, partially offset by a decline in linear subscribers. Total subscribers to our linear networks at March 31, 2022 were 8% lower than at March 31, 2021, while subscribers to our fully distributed linear networks were 4% lower than the prior year. Excluding the impact of the sale of our Great American Country linear network, total subscribers to our linear networks at March 31, 2022 were 4% lower than at March 31, 2021.
Other revenues decreased $9 million for the three months ended March 31, 2022, compared to the prior year period.
Costs of Revenues
Costs of revenues increased 14% for the three months ended March 31, 2022, compared to prior year. The increase was primarily attributable to higher content amortization at discovery+, which launched in January 2021, and our linear networks.
Content expense was $418 million and $364 million for the three months ended March 31, 2022 and 2021, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 25% for the three months ended March 31, 2022, compared to the prior year period. The decrease was primarily attributable to lower marketing-related expenses for discovery+ due to its launch in January 2021.
Adjusted OIBDA
Adjusted OIBDA increased 25% for the three months ended March 31, 2022, compared to the prior year period.

International Networks
The following tables present, for our International Networks segment, revenues by type, certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating income (in millions).

	Three Months Ended March 31,
	2022	2021	% Change	% Change (ex-FX)
Revenues:
Advertising	$457	$435	5%	11%
Distribution	536	514	4%	8%
Other	236	38	NM	NM
Total revenues	1,229	987	25%	30%
Costs of revenues, excluding depreciation and amortization	751	543	38%	45%
Selling, general and administrative	317	293	8%	14%
Adjusted OIBDA	161	151	7%	9%
Depreciation and amortization	101	104
Restructuring and other charges	4	15
Transaction and integration costs	1	4
Inter-segment eliminations	(7)	—
Operating income	$62	$28
Revenues
Advertising revenue increased 5% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, advertising revenue increased 11% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to the broadcast of the Winter Olympics across Europe.
Distribution revenue increased 4% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, distribution revenue increased 8% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to an increase in next generation revenues due to subscriber growth for discovery+, partially offset by lower contractual affiliate rates in some European markets.
Other revenue increased $198 million for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, other revenue increased $203 million for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to sublicensing of Olympics sports rights to broadcast networks throughout Europe.
Costs of Revenues
Costs of revenues increased 38% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, costs of revenues increased 45% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to costs related to the Olympics.
Content expense, excluding the impact of foreign currency fluctuations, was $559 million and $368 million for the three months ended March 31, 2022 and 2021, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 8% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, selling, general and administrative expenses increased 14% for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, the increases were primarily attributable to higher personnel costs and marketing-related expenses to support discovery+ and the Olympics.
Adjusted OIBDA
Adjusted OIBDA increased $10 million for the three months ended March 31, 2022. Excluding the impact of foreign currency fluctuations, Adjusted OIBDA increased $13 million for the three months ended March 31, 2022.

Corporate, Inter-segment Eliminations, and Other
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted OIBDA and a reconciliation of Adjusted OIBDA to operating loss (in millions).

	Three Months Ended March 31,
	2022	2021	% Change
Revenues	$(2)	$(1)	NM
Costs of revenues, excluding depreciation and amortization	(4)	(2)	NM
Selling, general and administrative	161	138	17%
Adjusted OIBDA	(159)	(137)	(16)%
Employee share-based compensation	57	61
Depreciation and amortization	39	33
Restructuring and other charges	1	—
Transaction and integration costs	85	—
Inter-segment eliminations	(5)	—
Operating loss	$(336)	$(231)
Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and third-party transaction and integration costs.

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2022, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2022, we had $4.2 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock, and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. As of March 31, 2022, we also had a $2.5 billion revolving credit facility, which has subsequently been increased to $6.0 billion and a $1.5 billion commercial paper program, as described below. In connection with the closing of the Merger on April 8, 2022, we incurred a substantial amount of additional third-party indebtedness, which has significantly increased our future financial commitments, including aggregate interest payments.
•Debt
Revolving Credit Facility and Commercial Paper
In June 2021, we entered into a multicurrency revolving credit agreement (the "Credit Agreement"), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. We had the capacity to initially borrow up to $2.5 billion under the Credit Agreement. Upon completion of the Merger, the available commitments increased by $3.5 billion, to an aggregate amount not to exceed $6.0 billion. The Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. We may also request additional commitments up to $1.0 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks, and upon completion of the Merger, WarnerMedia Holdings, Inc., which was originally named Magallanes, Inc.
The Credit Agreement will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2022, DCL was in compliance with all covenants and there were no events of default under the Credit Facility.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
As of March 31, 2022 and December 31, 2021, we had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Derivatives
We received investing proceeds of $639 million and financing proceeds of $33 million during the three months ended March 31, 2022 from the unwind and settlement of derivative instruments. (See Note 8 to the accompanying consolidated financial statements.)
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, repurchases of our capital stock, income taxes, personnel costs, costs to develop and market discovery+ and HBO Max, principal and interest payments on our outstanding senior notes, and funding for various equity method and other investments.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Prior to the Merger, contractual commitments to acquire content had not materially changed as set forth in "Material Cash Requirements from Known Contractual and Other Obligations" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. Our contractual commitments to acquire content have increased significantly subsequent to the Merger.

•Debt
Senior Notes
During the three months ended March 31, 2022, we repaid in full at maturity $327 million aggregate principal amount outstanding of our 2.375% Euro Denominated Senior Notes due March 2022. In addition, we have $796 million and $192 million of senior notes coming due in March and April 2023, respectively, and $182 million of senior notes assumed in the Merger coming due in September 2023.
In anticipation of the Merger, WarnerMedia Holdings, Inc., formerly known as Magallanes, Inc., a wholly owned subsidiary of AT&T Inc., entered into a $10 billion term loan and issued $30 billion aggregate principal amount of senior unsecured notes. The proceeds were used to fund the cash payments to AT&T and to otherwise fund the transaction and pay fees and expenses. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor under the Term Loan or the Credit Facility, and will rank equally with all of the Company's other unsecured senior debt.
We also assumed an additional $1.6 billion of senior notes (includes accrued interest) from the WarnerMedia Business that existed prior to the Merger.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $85 million during the three months ended March 31, 2022, including amounts capitalized to support our next generation platforms, such as discovery+. In addition, we expect to continue to incur significant costs to develop and market discovery+ and HBO Max streaming products in the future.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 3 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. During the three months ended March 31, 2022, we contributed $42 million for investments in and advances to our investees.
In April 2022, we completed the Merger with the WarnerMedia Business. We expect to incur significant, one-time transaction and integration costs during the first year following the Merger. Due to the limited time between the transaction date and our filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, initial accounting for the business combination is incomplete and we are not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed. We expect to provide preliminary purchase price allocation information in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we have redeemable equity balances of $335 million at March 31, 2022, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $224 million and $183 million for the three months ended March 31, 2022 and 2021, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations, and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 9 to the accompanying consolidated financial statements.) During the three months ended March 31, 2022, we did not repurchase any of our common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2022, we made cash payments of $97 million and $186 million for income taxes and interest on our outstanding debt, respectively. We expect cash required for interest payments to increase significantly as a result of the Merger.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents, and restricted cash, beginning of period	$3,905	$2,122
Cash provided by operating activities	323	269
Cash provided by investing activities	529	156
Cash used in financing activities	(587)	(469)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(70)
Net change in cash, cash equivalents, and restricted cash	260	(114)
Cash, cash equivalents, and restricted cash, end of period	$4,165	$2,008
Operating Activities
Cash provided by operating activities was $323 million and $269 million during the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income excluding non-cash items, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash provided by investing activities was $529 million and $156 million during the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by investing activities was primarily attributable to proceeds received from the unwind and settlement of derivative instruments, partially offset by a reduction in cash received from the sales and maturities of investments during the three months ended March 31, 2022.
Financing Activities
Cash used in financing activities was $587 million and $469 million during the three months ended March 31, 2022 and 2021, respectively. The increase in cash used in financing activities was primarily attributable to an increase in distributions to noncontrolling interests and redeemable noncontrolling interests during the three months ended March 31, 2022.
Capital Resources
As of March 31, 2022, capital resources were comprised of the following (in millions).

	March 31, 2022
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$4,162	$—	$4,162
Revolving credit facility and commercial paper program	2,500	—	2,500
Senior notes (a)	14,824	14,824	—
Total	$21,486	$14,824	$6,662

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2022 had interest rates that ranged from 1.90% to 6.35% and will mature between 2023 and 2055.

In anticipation of the Merger, WarnerMedia Holdings, Inc., formerly known as Magallanes, Inc., a wholly owned subsidiary of AT&T Inc., entered into a $10 billion term loan and issued $30 billion aggregate principal amount of senior unsecured notes. The proceeds were used to fund the cash payments to AT&T and to otherwise fund the transaction and pay fees and expenses. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor under the Term Loan or the Credit Facility, and will rank equally with all of the Company's other unsecured senior debt.
We also assumed an additional $1.6 billion of senior notes (includes accrued interest) from the WarnerMedia Business that existed prior to the Merger.

We expect that our cash balance, cash generated from operations and availability under the Credit Facility will be sufficient to fund our cash needs for both the short-term and the long-term. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios.
As of March 31, 2022, we held $437 million of our $4.2 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of March 31, 2022 and December 31, 2021, all of the Company’s outstanding registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company and guaranteed by the Company and Scripps Networks, except for $23 million of senior notes outstanding as of March 31, 2022 that have been issued by Scripps Networks and are not guaranteed. (See Note 7 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also 100% owned by the Company.
In anticipation of the Merger, WarnerMedia Holdings, Inc., formerly known as Magallanes, Inc., a wholly owned subsidiary of AT&T Inc., entered into a $10 billion term loan and $30 billion aggregate principal amount of senior unsecured notes. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor (currently DCL and Scripps Networks, and subsequent to the Merger, Discovery Communications Benelux B.V.), and will rank equally with all of the Company's other unsecured senior debt.
The tables below present the summarized financial information as combined for Warner Bros. Discovery, Inc. (the “Parent”), Scripps Networks, and DCL (collectively, the “Obligors”), and do not include the WarnerMedia Business. All guarantees of DCL's senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes. The tables below do not include WarnerMedia.
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

	March 31, 2022	December 31, 2021
Current assets	$4,843	$4,452
Non-guarantor intercompany trade receivables, net	120	85
Noncurrent assets	5,925	5,969
Current liabilities	1,342	1,018
Noncurrent liabilities	14,888	15,778

Three Months Ended March 31, 2022
Revenues	$542
Operating income	137
Net income	390
Net income available to Warner Bros. Discovery, Inc.	388
COMMITMENTS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. The nature of our contractual commitments is evolving with the launch and our support of discovery+. Prior to the Merger, total contractual commitments had not increased materially as set forth in "Material Cash Requirements from Known Contractual and Other Obligations" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K. Our contractual commitments have increased significantly subsequent to the Merger.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily the Liberty Group and our equity method investees. (See Note 15 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2021. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, see "Critical Accounting Policies and Estimates" included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K:
•Uncertain tax positions;
•Goodwill and intangible assets;
•Content rights;
•Consolidation; and
•Revenue recognition
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the three months ended March 31, 2022. (See Note 1 to the accompanying consolidated financial statements.)
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, as well as in other public statements we may make, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, anticipated sources and uses of capital and our recently completed acquisition of the WarnerMedia Business. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•the effects of our recently completed acquisition of the WarnerMedia Business;

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
•our ability to complete, integrate, maintain and obtain the anticipated benefits and synergies from our proposed business combinations and acquisitions, including our recently completed acquisition of the WarnerMedia Business, on a timely basis or at all;
•uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies, and the success of our discovery+ and HBO Max streaming products;
•realizing direct-to-consumer subscriber goals;
•future financial performance, including availability, terms, and deployment of capital;
•the ability of suppliers and vendors to deliver products, equipment, software, and services;
•the outcome of any pending or threatened or potential litigation, including any litigation that has been or may be instituted against us relating to our recently completed acquisition of the WarnerMedia Business;
•availability of qualified personnel and recruiting, motivating and retaining talent;
•the possibility or duration of an industry-wide strike or other job action affecting a major entertainment industry union or others involved in the development and production of our television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;
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
•threatened terrorist attacks and military action, including the intensification or expansion of the conflict in Ukraine;
•service disruptions or the failure of communications satellites or transmitter facilities;
•theft of our content and unauthorized duplication, distribution and exhibition of such content;

•changes in existing U.S. and foreign laws and regulations, as well as possible private rights of action, regarding intellectual property rights protection and privacy, personal data protection and user consent;
•potential changes to the electromagnetic spectrum currently used for broadcast television and satellite distribution being considered by the Federal Communications Commission could negatively impact our WarnerMedia Business's ability to deliver pay-TV network feeds of our domestic pay-TV programming networks to our affiliates, and, in some cases, to produce high-value news and entertainment programming on location;
•our level of debt, including the significant indebtedness incurred in connection with the acquisition of the WarnerMedia Business, and our future compliance with debt covenants;
•reduced access to capital markets or significant increases in costs to borrow, including as a result of higher interest rates and perceived, potential or actual inflation; and
•a reduction of advertising revenue associated with unexpected reductions in the number of subscribers.
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. For additional risk factors, refer to Item 1A, “Risk Factors,” in our 2021 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2021 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2021.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of April 1, 2022, eight lawsuits have been filed by alleged Discovery stockholders against Discovery and the Discovery Board related to the Merger. A complaint captioned Rahman v. Discovery Inc. et al., Case No. 1:21-cv-09785 (the “Rahman Complaint”), was filed in the United States District Court for the Southern District of New York on November 23, 2021. A complaint captioned Chiao v. Discovery Inc. et al., Case No. 1:21-cv-10409, was filed in the United States District Court for the Southern District of New York on December 6, 2021. A complaint captioned Whitfield v. Discovery Inc. et al., Case No. 1:21-cv-10514 (the “Whitfield Complaint”), was filed by Matthew Whitfield in the United States District Court for the Southern District of New York on December 8, 2021. A complaint captioned Solakian v. Discovery Inc. et al., Case No. 1:21-cv-06806, was filed in the United States District Court for the Eastern District of New York on December 8, 2021. A complaint captioned Finger v. Discovery Inc. et al., Case No. 2:21-cv-09799, was filed in the United States District Court for the Central District of California on December 20, 2021. A complaint captioned Ciccotelli v. Discovery Inc. et al., Case No. 2:21-cv-05566, was filed in the United States District Court for the Eastern District of Pennsylvania on December 21, 2021. A complaint captioned Kent v. Discovery Inc. et al., Case No. 1:22-cv-00033-UNA, was filed by Michael Kent in the United States District Court for the District of Delaware on January 7, 2022. A complaint captioned Jones v. Discovery Inc. et al., Case No. 1:22-cv-00204, was filed by Brian Jones in the United States District Court for the Southern District of New York on January 10, 2022. Each of the above complaints name as defendants Discovery and members of the Discovery Board. The Whitfield Complaint and the Rahman Complaint also name as defendants AT&T, Inc. and Drake Subsidiary, Inc. The Whitfield Complaint names Magallanes, Inc. as an additional defendant. Each of the complaints alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The complaints generally allege that the respective defendants filed a materially incomplete and misleading preliminary proxy statement with the SEC. Each of the complaints seeks injunctive relief, damages and other relief.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), and as supplemented by the additional risk factors described below under “Risk Related to our Acquisition of the WarnerMedia Business”. In addition, the risks described in our Form 10-K under “Risks Related to Corporate Structure” as well as risks related to COVID-19 are amended and restated as set forth below.
Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.
Risk Related to our Acquisition of the WarnerMedia Business
We expect to incur significant costs during the first year following the Merger.
On April 8, 2022, we completed the previously announced transaction (the “Merger”) in which we acquired the business, operations and activities that constitute the WarnerMedia segment of AT&T, Inc., subject to certain exceptions (the “WarnerMedia Business”). We have incurred significant costs in connection with the signing and closing of the Merger, and expect to continue to incur significant additional one-time cash costs during the first year following the Merger which costs we believe will be necessary to realize the anticipated cost synergies from the Merger. Additional unanticipated costs may also be incurred in connection with the integration of the legacy business, operations and activities of Discovery, Inc. prior to the Merger (the “Discovery Business”) and the WarnerMedia Business. No assurances of the timing or amount of synergies able to be captured, or the timing or amount of costs necessary to achieve those synergies, can be provided. Some of the factors affecting the costs associated in the integration phase of the Merger include the resources required in integrating the WarnerMedia Business with the Discovery Business and the length of time during which transition services are provided to us by AT&T. The amount and timing of any such charges could materially adversely affect our business, financial condition and results of operations.

We could be required to recognize impairment charges related to goodwill and other intangible assets.
The Merger added a significant amount of goodwill and other intangible assets to our consolidated balance sheet. In accordance with GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, including the ongoing effects of the COVID-19 pandemic, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially adversely affect our results of operations in the periods recognized.
We may be unable to provide (or obtain from third parties) the same types and level of services to the WarnerMedia Business that historically have been provided by AT&T or may be unable to provide (or obtain) them at the same cost.
Prior to the Merger, as part of a separate reporting segment of AT&T, the WarnerMedia Business was able to receive services from AT&T. Following the Merger, we have replaced these services either by providing them internally from our existing services or by obtaining them from unaffiliated third parties, including AT&T. These services include AT&T bundling HBO Max with some of its wireless and broadband offerings, and certain administrative and operating functions of which effective and appropriate performance is critical to the operations of the WarnerMedia Business and the Company as a whole following the Merger. AT&T is providing certain services on a transitional basis pursuant to a Transition Services Agreement (the “TSA”) with us. The duration of such services is subject to a limited term set out in the Services Schedule to the TSA. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those the WarnerMedia Business currently receives from AT&T. The costs for these services could in the aggregate be higher than the combination of our historical costs and those reflected in the historical financial statements of the WarnerMedia Business. If we are unable to replace the services provided by AT&T or are unable to replace them at the same cost or are delayed in replacing the services provided by AT&T, our results of operations may be materially adversely impacted.
Following the Merger, we will need to replace or renegotiate certain contracts that the WarnerMedia Business is party to. If we cannot negotiate terms that are as favorable as those AT&T had been able to negotiate, our business, financial condition and results of operations may be adversely affected.
Prior to the Merger, as a separate reporting segment of AT&T, the WarnerMedia Business was able to receive benefits from being a part of AT&T and had been able to benefit from AT&T’s financial strength, extensive business relationships and purchasing power. Following the Merger, the WarnerMedia Business is not able to leverage AT&T’s financial strength, does not have access to all of AT&T’s extensive business relationships and may not have purchasing power similar to what the WarnerMedia Business benefited from by being a part of AT&T prior to the Merger. In addition, certain contracts that AT&T or its subsidiaries are a party to on behalf of the WarnerMedia Business may have required consents of third parties in order to transfer them to us in connection with the Merger. We may not be able to obtain those consents, enter into new agreements with respect to those contracts if consents are not obtained or arrange for a lawful alternative arrangement to provide the WarnerMedia Business with the rights and obligations under such contracts. Additionally, some of those contracts may contain termination rights in connection with the Merger or the transactions contemplated thereby, and some third parties may exercise this right. It is therefore possible, whether as a result of routine renegotiations of terms in the ordinary course of business, or as part of a request for consent or a replacement of a contract where consent has not been obtained, or in connection with the termination of such contracts, that we may not be able to negotiate terms as favorable as those AT&T received previously for one or more contracts, and in the aggregate the loss or renegotiation of contracts in connection with the foregoing could materially adversely affect our business, financial condition and results of operations by increasing costs or decreasing revenues.
The success of the Company depends on relationships with third parties and existing customers of both the Discovery Business and the WarnerMedia Business, which relationships may be affected by customer or third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
Our success will depend on our ability to maintain and renew relationships with existing customers, business partners and other third parties of both the Discovery Business and the WarnerMedia Business, and our ability to establish new relationships. There can be no assurance that the combined business of the Discovery Business and the WarnerMedia Business will be able to maintain and renew existing contracts and other business relationships, or that we will be able to enter into or maintain new contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition and results of operations.

If the results of operations of the WarnerMedia Business following the Merger are below management’s expectations, the Company may not achieve the increases in revenues and net earnings that management expects as a result of the Merger.
Management projected that the Discovery Business and WarnerMedia Business combined will derive a majority of its revenues and net earnings from the WarnerMedia Business after the Merger. Therefore, if the results of operations of the WarnerMedia Business following the Merger are below management’s expectations, the Company may not achieve the consolidated results of operations that were expected as a result of the Merger. Some of the significant factors that could negatively impact the results of operations of the WarnerMedia Business, and therefore harm the results of operations of the Company, include:
•more intense competitive pressure from existing or new competitors;
•fluctuations in the exchange rates in the jurisdictions in which the WarnerMedia Business operates;
•increases in promotional and operating costs for the WarnerMedia Business;
•a decline in the viewership or consumption of content provided by the WarnerMedia Business; and
•material variations in the results of operations of the WarnerMedia Business from expectations or projections of such results of operations, which were based on estimates and assumptions developed by our management, any or all of which may prove to be incorrect or inaccurate.
Service disruptions or the failure of communications satellites or transmitter facilities we rely upon could adversely impact our business, financial condition and results of operations.
The WarnerMedia Business relies on communications satellites and transmitter facilities and other technical infrastructure, including fiber, to transmit their programming to affiliates and other distributors. Shutdowns of communications satellites and transmitter facilities or service disruptions pose significant risks to the WarnerMedia Business’s operations and will pose significant risks to our operations. Such disruptions may be caused by power outages, natural disasters, extreme weather, terrorist attacks, war, failures or impairments of communications satellites or on-ground uplinks or downlinks or other technical facilities and services used to transmit programming, failure of service providers to meet contractual requirements, or other similar events. If a communications satellite or other transmission means (e.g., fiber) is not able to transmit our programming, or if any material component thereof fails or becomes inoperable, we may not be able to secure an alternative communications path in a timely manner because, among other factors, there are a limited number of communications satellites and other means available for the transmission of programming, and any alternatives may require lead time and additional technical resources and infrastructure to implement. If such an event were to occur, there could be a disruption in the delivery of our programming, which could harm our reputation and materially adversely affect our business, financial condition and results of operations.
Our participation in multiemployer defined benefit pension plans could subject the Company to liabilities that could adversely affect our business, financial condition and results of operations.
The WarnerMedia Business contributes to various multiemployer defined benefit pension plans (the “multiemployer plans”) under the terms of collective bargaining agreements that cover certain of its union-represented employees. Following the Merger, we assumed certain of the obligations under these multiemployer plans with respect to transferred employees from the WarnerMedia Business. The risks of participation in these multiemployer plans are different from single-employer pension plans in that: (1) contributions made by the Company to the multiemployer plans may be used to provide benefits to employees of other participating employers; (2) if we choose to stop participating or substantially reduce participation in certain of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (3) actions taken by any participating employer that lead to a deterioration of the financial health of a multiemployer plan may result in the unfunded obligations of the multiemployer plan being borne by its remaining participating employers, including the Company. While we do not expect any of the multiemployer plans to which we contribute to be individually significant to the Company as a whole, as of December 31, 2021, the WarnerMedia Business was, and the Company could be, an employer that provides more than 5% of total contributions to certain of the multiemployer plans in which it participates or the Company will participate.

To the extent that U.S.-registered multiemployer plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), may subject the Company to substantial liabilities in the event of a complete or partial withdrawal from, or upon termination of, such plans. The WarnerMedia Business currently contributes to, and in the past has contributed to, multiemployer plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, such plans. In addition, for a multiemployer plan in endangered, seriously endangered or critical status, additional required contributions, generally in the form of surcharges on contributions otherwise required, and benefit reductions may apply if such plan is determined to be underfunded, which could adversely affect our business, financial condition and results of operations if we are unable to adequately mitigate these costs.
As of December 31, 2021, two of the multiemployer plans in which the WarnerMedia Business participates were underfunded, but neither plan was considered to be in endangered, seriously endangered or critical status. The amount of funds the Company may be obligated to contribute to multiemployer plans in the future cannot be estimated, as these amounts are based on future levels of work of the union-represented employees covered by the multiemployer plans, investment returns and the funding status of such plans. The WarnerMedia Business does not currently intend to withdraw from the multiemployer plans in which it participates, and it is not aware of circumstances that would reasonably lead to material claims against the Company in connection with the multiemployer plans in which the Company will participate. There can be no assurance, however, that the Company will not be assessed liabilities in the future. Potential withdrawal liabilities, requirements to pay increased contributions, and/or surcharges in connection with any multiemployer plans in which the Company will participate could materially adversely affect our business, financial condition and results of operations.
Our businesses may be subject to labor disruption.
We and some of our suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of our television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages or the possibility of such actions could result in delays in the production of our television programming, feature films and interactive entertainment. We could also incur higher costs from such actions, enter into new collective bargaining agreements or renew collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and we may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude us from producing and telecasting scheduled games or events and could negatively impact our promotional and marketing opportunities. Depending on their duration, union or labor disputes or player lock-outs could have a material adverse effect on our business, financial condition and results of operations.
Risk Related to COVID-19
The COVID-19 pandemic has caused substantial disruption in theatrical and television production, financial markets and economies worldwide, which could result in adverse effects on the market price of our common stock and our business, operations and ability to raise capital.
The COVID-19 pandemic has negatively impacted the global economy and continues to create significant volatility and disruption in the credit and financial markets, and while some economic disruption may ease from time to time, such disruption is expected to continue and may worsen for an undetermined period of time. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of the global economic disruption caused by COVID-19; however, a prolonged disruption, slowdown or recession could materially adversely affect the market price of our common stock and our credit ratings, ability to access capital on favorable terms and ability to meet its liquidity needs and could have a material adverse effect on our business, financial condition and results of operations.
The Discovery Business and the WarnerMedia Business, as with other businesses globally, have been significantly affected by the COVID-19 pandemic both domestically and internationally, including as a result of governmentally imposed shutdowns, workforce realignments, labor and supply chain interruptions, and quarantines and travel restrictions, among other factors. Certain key sources of revenue for the WarnerMedia Business, including theatrical revenues, television production, studio operations and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks. Shutdowns and/or restrictions relating to television and theatrical production activity have impacted, and may continue to impact, various aspects of project scheduling, completion and budgets, as well as revenue streams tied to projected release or availability dates. All such impacts may continue for an indefinite length of time.

Our actions to limit the adverse effects of COVID-19 on our financial condition may not be successful, as the extent and duration of the adverse effects of the pandemic are not determinable and depend on future developments, which are highly uncertain and cannot be predicted. Events resulting from the effects of COVID-19 may negatively impact our ability to comply with its financial covenants. Also, additional funding may not be available to us on acceptable terms or at all. If adequate funding is not available, we may be required to reduce expenditures, including curtailing our growth strategies and reducing our product development efforts, or forego acquisition opportunities.
Risks Related to Domestic and Foreign Laws and Regulations and Other Risks Related to International Operations
Changes in domestic and foreign laws and regulations and other risks related to international operations could adversely impact our business, financial condition and results of operations.
Programming services like the Discovery Business and the WarnerMedia Business, and the distributors of our services, including cable operators, satellite operators and other multi-channel video programming distributors, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (the “FCC”), as well as by state and local governments, in ways that will affect the daily conduct of our video content business. These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, require certain content providers to make available audio descriptions of programming for the visually impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising. The U.S. Congress, the FCC and the courts currently have under consideration, and may adopt or interpret in the future, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate.
Similarly, the foreign jurisdictions in which the Discovery Business and the WarnerMedia Business networks are offered have, in varying degrees, laws and regulations that govern our business. The Discovery Business and the WarnerMedia Business have operations through which we offer for sale and distribute programming and other goods and services outside of the United States. As a result, our business will be subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
•currency exchange and central banking controls;
•the instability of foreign economies and governments;
•the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine;
•anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations;
•sanction laws and regulations such as those administered by the Office of Foreign Assets Control that restrict our dealings with certain sanctioned countries, territories, individuals and entities; these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia and certain Ukrainian territories;

•foreign privacy and data protection laws and regulations and changes in these laws; and
•shifting consumer preferences regarding the viewing of video programming.
Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition and results of operations. Acts of terrorism, hostilities, imposition of sanctions or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could materially adversely affect our results of operations. Furthermore, some foreign markets where the Discovery Business, the WarnerMedia Business and our partners operate may be more adversely affected by current economic conditions than the United States. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing regulatory, economic or political environment in the regions where we do business.
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
The evolving regulatory environment in international markets may also impact strategy, costs and results of operations, including with respect to local programming investment obligations, satisfaction of local content quotas, access to local production incentive schemes, such as film subsidies, and direct and indirect digital taxes or levies on internet-based programming services.
Risks Related to Corporate Structure
We have directors in common with those of Liberty Media Corporation (“Liberty Media”), Liberty Global plc (“Liberty Global”), Qurate Retail Group f/k/a Liberty Interactive Corporation (“Qurate Retail”), Liberty Broadband Corporation ("Liberty Broadband"), Liberty Latin America Ltd ("LLA") and Liberty Media Acquisition Corp (“LMAC”), which may result in the diversion of business opportunities or other potential conflicts.
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
Following the Merger, Advance/Newhouse owns shares representing approximately 8% of our outstanding common stock.

Our thirteen-person board of directors includes Steven A. Miron, the Chief Executive Officer of Advance/Newhouse Programming Partnership (“Advance/Newhouse”) and Steven O. Newhouse, Co-President of Advance Publications, Inc., which holds interests in Advance/Newhouse and Charter. Pursuant to a consent agreement entered into between Advance/Newhouse and the Company in connection with the Merger, the Company designated Mr. Miron and Mr. Newhouse to our board of directors with terms ending on the third annual meeting following the Merger. In addition, our board of directors includes two persons who are currently members of the board of directors of Liberty Media, two persons who are currently members of the board of directors of Liberty Global, one person who is currently a member of the board of directors of Qurate Retail, one person who is currently a member of the board of directors of Liberty Broadband, one person who is currently a member of the board of directors of Charter, of which Liberty Broadband owns an equity interest, one person who is currently a member of the board of directors of LLA, and one person who is currently a member of the board of directors of LMAC. John C. Malone is the Chairman of the boards of all of the Liberty Entities other than LLA and Qurate Retail. The parent company of Advance/Newhouse and the Liberty Entities own interests in a range of media, communications and entertainment businesses.
None of the Liberty Entities own any interest in us. Mr. Malone beneficially owns: shares of Liberty Media representing approximately 48% of the aggregate voting power of its outstanding stock, shares representing approximately 30% of the aggregate voting power of Liberty Global, shares representing approximately 6% of the aggregate voting power of Qurate Retail, shares representing approximately 49% of the aggregate voting power of Liberty Broadband and, following the Merger, shares representing less than 1% of our outstanding common stock. Our directors who are also directors of the Liberty Entities hold stock and stock-based compensation in the Liberty Entities and hold our stock and stock-based compensation.
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
•classifying our Board of Directors with staggered three-year terms until the election of directors at our 2025 annual meeting of stockholders, which may lengthen the time required to gain control of our Board of Directors;
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
In addition, under our charter, we have not opted out of the protections of Section 203 of the Delaware General Corporation Law, and we are therefore governed by Section 203. Accordingly, it is expected that Section 203 will have an anti-takeover effect with respect to transactions that the Board does not approve in advance and that Section 203 may discourage takeover attempts that might result in a premium over the market price of WBD capital stock.

If Advance/Newhouse were to sell its shares following the exercise of its registration rights, it may cause a significant decline in our stock price, even if our business is doing well.
Advance/Newhouse and Advance Newhouse Partnership (“ANP”) have been granted registration rights covering all of the shares of common stock now held or hereafter acquired by them. The registration rights, which are immediately exercisable subject to certain customary “blackout periods”, are transferable with the sale or transfer by them to their affiliates and successors, as well as a specified family foundation. The registration rights have been partially exercised, and this exercise or any other exercise of the registration rights, and subsequent sale of possibly large amounts of our common stock in the public market, could materially and adversely affect the market price of our common stock.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1
Second Restated Certificate of Incorporation of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

3.2	Amended and Restated Bylaws of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.2 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.1
Twentieth Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Magallanes, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.2
Twenty-First Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Magallanes, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.3
Indenture, dated as of March 15, 2022, by and among Magallanes, Inc., AT&T Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.4
First Supplemental Indenture, dated as of April 8, 2022, by and among Magallanes, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.5
Registration Rights Agreement, dated as of March 15, 2022, by and among Magallanes, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.5 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.6
Amended and Restated Registration Rights Agreement, dated as of April 11, 2022, by and among Discovery, Inc., Advance/Newhouse Partnership and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.6 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

10.1	Discovery Communications, LLC Supplemental Deferred Compensation Plan, amended and restated as of March 11, 2022 (filed herewith)*

10.2	Discovery, Inc. Incentive Compensation Program (filed herewith)*

10.3	Form of Discovery, Inc. Performance Restricted Stock Unit Grant Agreement for David Zaslav (filed herewith)*

22	Table of Senior Notes, Issuer and Guarantors (filed herewith)

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
†Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Consolidated Statement of Equity for the three months ended March 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: April 26, 2022	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: April 26, 2022	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer