Form 10-Q
period 2022-06-30
Warner Bros. Discovery, Inc.
filed 2022-08-05
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

N/A
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 21, 2022:

Series A Common Stock, par value $0.01 per share	2,427,592,861

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Advertising	$2,721	$1,634	$4,197	$3,043
Distribution	4,838	1,312	6,190	2,570
Content	2,064	100	2,387	212
Other	204	16	212	29
Total revenues	9,827	3,062	12,986	5,854
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	6,625	1,055	7,861	2,024
Selling, general and administrative	3,538	952	4,578	2,003
Depreciation and amortization	2,266	341	2,791	702
Restructuring and other charges	1,033	7	1,038	22
Loss (gain) on disposition	4	(72)	4	(72)
Total costs and expenses	13,466	2,283	16,272	4,679
Operating (loss) income	(3,639)	779	(3,286)	1,175
Interest expense, net	(511)	(157)	(664)	(320)
Loss from equity investees, net	(43)	(7)	(57)	(11)
Other (expense) income, net	(51)	105	439	173
(Loss) income before income taxes	(4,244)	720	(3,568)	1,017
Income tax benefit (expense)	836	(2)	635	(108)
Net (loss) income	(3,408)	718	(2,933)	909
Net income attributable to noncontrolling interests	(7)	(38)	(23)	(84)
Net income attributable to redeemable noncontrolling interests	(3)	(8)	(6)	(13)
Net (loss) income available to Warner Bros. Discovery, Inc.	$(3,418)	$672	$(2,962)	$812
Net (loss) income per share allocated to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(1.50)	$1.02	$(2.09)	$1.23
Diluted	$(1.50)	$1.01	$(2.09)	$1.22
Weighted average shares outstanding:
Basic	2,286	589	1,443	587
Diluted	2,286	664	1,443	666

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(3,408)	$718	$(2,933)	$909
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(488)	108	(587)	(59)
Derivatives	(18)	(112)	(36)	125
Comprehensive (loss) income	(3,914)	714	(3,556)	975
Comprehensive income attributable to noncontrolling interests	(7)	(38)	(23)	(84)
Comprehensive income attributable to redeemable noncontrolling interests	(3)	(8)	(6)	(13)
Comprehensive (loss) income attributable to Warner Bros. Discovery, Inc.	$(3,924)	$668	$(3,585)	$878

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,575	$3,905
Receivables, net	7,049	2,446
Prepaid expenses and other current assets	5,825	913
Total current assets	15,449	7,264
Film and television content rights and games, net	30,120	3,832
Property and equipment, net	5,597	1,336
Goodwill	34,273	12,912
Intangible assets, net	48,724	6,317
Other noncurrent assets	8,077	2,766
Total assets	$142,240	$34,427
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,397	$412
Accrued liabilities	10,279	2,230
Deferred revenues	1,663	478
Current portion of debt	1,097	339
Total current liabilities	14,436	3,459
Noncurrent portion of debt	51,388	14,420
Deferred income taxes	13,666	1,225
Other noncurrent liabilities	9,803	1,927
Total liabilities	89,293	21,031
Commitments and contingencies (See Note 19)
Redeemable noncontrolling interests	328	363
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 0 shares authorized; 2,658 and 0 shares issued; and 2,428 and 0 shares outstanding	27	—
Preferred stock: $0.01 par value; 1,200 and 0 shares authorized, 0 shares issued and outstanding	—	—
Discovery Series A-1 convertible preferred stock: $0.01 par value; 0 and 8 shares authorized, issued and outstanding	—	—
Discovery Series C-1 convertible preferred stock: $0.01 par value; 0 and 6 shares authorized; 0 and 4 shares issued and outstanding	—	—
Discovery Series A common stock: $0.01 par value; 0 and 1,700 shares authorized; 0 and 170 shares issued; and 0 and 169 shares outstanding	—	2
Discovery Series B convertible common stock: $0.01 par value; 0 and 100 shares authorized; 0 and 7 shares issued and outstanding	—	—
Discovery Series C common stock: $0.01 par value; 0 and 2,000 shares authorized; 0 and 559 shares issued; and 0 and 330 shares outstanding	—	5
Additional paid-in capital	54,439	11,086
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Retained earnings	6,614	9,580
Accumulated other comprehensive loss	(1,453)	(830)
Total Warner Bros. Discovery, Inc. stockholders' equity	51,383	11,599
Noncontrolling interests	1,236	1,434
Total equity	52,619	13,033
Total liabilities and equity	$142,240	$34,427

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net (loss) income	$(2,933)	$909
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	6,591	1,516
Depreciation and amortization	2,791	702
Deferred income taxes	(915)	(242)
Preferred stock conversion premium	789	—
Share-based compensation expense	210	95
Gain on disposition	4	(72)
Equity in losses of equity method investee companies and cash distributions	91	38
Gain on sale of investments	(132)	(20)
Gain from derivative instruments, net	(496)	—
Other, net	60	(100)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(444)	(141)
Film and television content rights, games and payables, net	(4,653)	(1,701)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	8	41
Foreign currency, prepaid expenses and other assets, net	363	78
Cash provided by operating activities	1,334	1,103
Investing Activities
Purchases of property and equipment	(307)	(167)
Cash acquired from business acquisition	2,419	—
Proceeds from sales and maturities of investments	139	348
Investments in and advances to equity investments	(109)	(105)
Proceeds from derivative instruments, net	720	—
Other investing activities, net	18	120
Cash provided by investing activities	2,880	196
Financing Activities
Principal repayments of term loans	(3,500)	—
Principal repayments of debt, including premiums to par value	(327)	(339)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(264)	(213)
Purchase of redeemable noncontrolling interests	—	(31)
Borrowings under commercial paper program	90	—
Repayments under commercial paper program	(90)	—
Other financing activities, net	(66)	45
Cash used in financing activities	(4,157)	(538)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	(49)
Net change in cash, cash equivalents, and restricted cash	(9)	712
Cash, cash equivalents, and restricted cash, beginning of period	3,905	2,122
Cash, cash equivalents, and restricted cash, end of period	$3,896	$2,834

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Discovery, Inc. Preferred Stock		Discovery, Inc. Common Stock		Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
December 31, 2021	12	$—	736	$7	$—	$—	$11,086	$(8,244)	$9,580	$(830)	$11,599	$1,434	$13,033
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	456	—	456	16	472
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(117)	(117)	—	(117)
Share-based compensation	—	—	—	—	—	—	53	—	—	—	53	—	53
Tax settlements associated with share-based plans	—	—	—	—	—	—	(38)	—	—	—	(38)	—	(38)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(192)	(192)
Issuance of stock in connection with share-based plans	—	—	3	—	—	—	19	—	—	—	19	—	19
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
March 31, 2022	12	$—	739	$7	—	$—	$11,120	$(8,244)	$10,033	$(947)	$11,969	$1,258	$13,227
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(3,418)	—	(3,418)	7	(3,411)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(506)	(506)	—	(506)
Share-based compensation	—	—	—	—	—	—	143	—	—	—	143	—	143
Conversion and issuance of common stock and noncontrolling interest in connection with the acquisition of the WarnerMedia Business	(12)	—	(739)	(7)	2,658	27	43,173	—	—	—	43,193	2	43,195
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(31)	(31)
Issuance of stock in connection with share-based plans	—	—	—	—	—	—	3	—	—	—	3	—	3
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
June 30, 2022	—	$—	—	$—	2,658	$27	$54,439	$(8,244)	$6,614	$(1,453)	$51,383	$1,236	$52,619

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Discovery, Inc. Preferred Stock		Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value
December 31, 2020	13	$—	717	$7	$10,809	$(8,244)	$8,543	$(651)	$10,464	$1,536	$12,000
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	140	—	140	46	186
Other comprehensive income	—	—	—	—	—	—	—	70	70	—	70
Share-based compensation	—	—	—	—	32	—	—	—	32	—	32
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—
Tax settlements associated with share-based compensation	—	—	—	—	(68)	—	—	—	(68)	—	(68)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(178)	(178)
Issuance of stock in connection with share-based plans	—	—	8	—	186	—	—	—	186	—	186
Redeemable noncontrolling interest adjustment to redemptions value	—	—	—	—	(8)	—	(1)	—	(9)	—	(9)
March 31, 2021	12	$—	736	$7	$10,951	$(8,244)	$8,682	$(581)	$10,815	$1,404	$12,219
Net income available to Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	672	—	672	38	710
Other comprehensive income	—	—	—	—	—	—	—	(4)	(4)	—	(4)
Share-based compensation	—	—	—	—	41	—	—	—	41	—	41
Tax settlements associated with share-based plans	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(29)	(29)
Issuance of stock in connection with share-based plans	—	—	—	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	6	—	6	—	6
June 30, 2021	12	$—	736	$7	$11,000	$(8,244)	$9,360	$(585)	$11,538	$1,413	$12,951

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery, Inc. (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”) is a leading global media and entertainment company that creates and distributes the world’s most differentiated and complete portfolio of content and brands across television, film and streaming. Available in more than 220 countries and territories and 50 languages, Warner Bros. Discovery inspires, informs and entertains audiences worldwide through its iconic brands and products including: Discovery Channel, discovery+, CNN, DC, Eurosport, HBO, HBO Max, HGTV, Food Network, OWN, Investigation Discovery, TLC, Magnolia Network, TNT, TBS, truTV, Travel Channel, MotorTrend, Animal Planet, Science Channel, Warner Bros. Pictures, Warner Bros. Television, Warner Bros. Games, New Line Cinema, Cartoon Network, Adult Swim, Turner Classic Movies, Discovery en Español, Hogar de HGTV and others.
Merger with the WarnerMedia Business of AT&T
On April 8, 2022 (the “Closing Date”), Discovery, Inc. (“Discovery”) completed its merger (the “Merger”) with the WarnerMedia business (the “WarnerMedia Business”, “WM Business” or “WM”) of AT&T Inc. (“AT&T”) and changed its name to “Warner Bros. Discovery, Inc.”. On April 11, 2022, the Company’s shares started trading on the Nasdaq Global Select Market (the “Nasdaq”) under the trading symbol WBD.
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 3.) Prior to the Merger, WarnerMedia Holdings, Inc. distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM's retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which will result in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022, which is recorded in prepaid expenses and other current assets on the consolidated balance sheets at June 30, 2022. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the distribution representing 71% of the combined company and the Company's pre-Merger shareholders continued to own 29% of the combined company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered WBD’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Quarterly Report on Form 10-Q as WBD’s historical financial statements. Accordingly, the financial results of WBD as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current and future results will not be comparable to historical results.
Segments
In conjunction with the Merger, the Company reevaluated and changed its segment presentation during the quarter ended June 30, 2022. Accordingly, beginning in the quarter ended June 30, 2022, and for all periods presented, we are reporting results based on the following segments:
Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
Networks - Our Networks segment primarily consists of our domestic and international television networks.
Direct-to-consumer (“DTC”) - Our DTC segment primarily consists of our premium pay TV and digital content services.
Impact of COVID-19
The Company continues to closely monitor the ongoing impact of COVID-19 on all aspects of its business and geographies, including the impact on its customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various other third parties. Certain key sources of revenue for the Studios segment, including theatrical revenues, television production, studio operations and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The nature and full extent of COVID-19’s effects on our operations and results are not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future variants or surges of COVID-19, vaccine distribution and efficacy and other actions to contain the virus or treat its impact, among others. The consolidated financial statements reflect management’s estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities (“VIE”) for which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated entities have been eliminated.
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
Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, estimated credit losses, content rights, leases, depreciation and amortization, business combinations, share-based compensation, income taxes, other financial instruments, contingencies, estimated defined benefit plan liabilities, and the determination of whether the Company should consolidate certain entities.
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in the 2021 Form 10-K, other than updates to policies as a result of the Merger as described below.
Film and Television Content Rights
The Company groups its film and television content rights by monetization strategy. For films and television programs predominantly monetized individually, the amount of capitalized film and television production costs and the amount of participations and residuals to be recognized as expense in a particular period are determined using the individual film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s or television program’s revenues recognized for such period to the film’s or television program’s estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s or television program’s remaining life cycle).
The process of estimating ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. Prior to the theatrical release of a film, our estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. Subsequent to release, ultimate revenues are updated to reflect initial performance, which is often predictive of future performance. For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as our DTC or linear services), we make a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs and expense such costs as the film or television program is exhibited. For theatrical films, the period over which ultimate revenues from all applicable sources and exhibition windows are estimated does not exceed 10 years from the date of the film’s initial release. For television programs, the ultimate period does not exceed 10 years from delivery of the first episode, or, if still in production, five years from delivery of the most recent episode, if later. Ultimates for produced content monetized on an individual basis are reviewed and updated (as applicable) on a quarterly basis; any adjustments are applied prospectively as of the beginning of the fiscal year of the change.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For programs monetized as a group, including licensed programming, the Company’s film groups are generally aligned along the Company’s networks and digital content offerings, except for certain international territories wherein content assets are shared across the various networks in the territory and therefore, the territory is the film group. Amortization expense for each period is generally based on the revenue forecast model, which approximates the proportion that estimated distribution and advertising revenues for the current period represent in relation to the estimated remaining total lifetime revenues. Digital content and premium pay TV amortization for each period is recognized based on estimated viewing patterns as there are generally no direct revenues to associate to the individual content assets and therefore number of views is most representative of the use of the title. Licensed rights to film and television programming are typically amortized over the useful life of the program’s license period on a straight-line basis (or per-play basis, if greater, for certain programming on our ad-supported networks), or accelerated basis for licensed original programs.
Quarterly, the Company prepares analyses to support its content amortization expense. Critical assumptions used in determining content amortization for programming predominately monetized as a group include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or viewership model based on the adequacy of historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model, and (iv) incorporating secondary streams. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, the number of subscribers to its digital services, and program usage. Accordingly, the Company continually reviews its estimates and planned usage and revises its assumptions if necessary. Any material adjustments from the Company’s review of the amortization rates for assets in film groups are applied prospectively in the period of the change.
Unamortized film costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of a film (or television program) predominately monetized on its own, or a film group, may be less than its unamortized costs. In addition, a change in the predominant monetization strategy is considered a triggering event for impairment testing before a title is accounted for as part of a film group. If the carrying value of an individual feature film or television program, or film group, exceeds the estimated fair value, an impairment charge will be recorded in the amount of the difference. For content that is predominately monetized individually, we utilize estimates including ultimate revenues and additional costs to be incurred (including exploitation and participation costs), in order to determine whether the carrying value of a film or television program is impaired.
Game development costs are expensed as incurred before the applicable games reach technological feasibility, or for online hosted arrangements, before the preliminary project phase is complete and it is probable the project will be completed and the software will be used to perform the function intended. Upon release, the capitalized game development costs are amortized based on the proportion of the game’s revenues recognized for such period to the game’s total current and anticipated revenues. Unamortized capitalized game production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in “Film and television content rights and games, net” on the consolidated balance sheets.
Inventory
Inventory is comprised primarily of DVDs, Blu-ray Discs and game units and is stated at the lower of cost or net realizable value in prepaid expenses and other current assets on the consolidated balance sheets. Cost is determined using the average cost method for the majority of our inventory, with the remaining inventory valued using the standard cost method, which approximates average cost. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost. The Company periodically reviews its inventory for excess and obsolete inventory. The Company's inventory consisted of the following (in millions).

	June 30, 2022	December 31, 2021
Raw materials	$6	$—
Work in process	6	—
Finished goods	127	1
Total inventory	$139	$1
Defined Benefit Plan
The Company maintains a defined benefit pension plan covering certain employees. Defined benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Adopted
LIBOR
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions associated with the expected market transition away from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance is for March 12, 2020 through December 31, 2022 and may not be applied to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company applied the relevant provisions of the guidance to hedge relationships that were subsequently terminated in the first quarter of 2022.
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
Accounting and Reporting Pronouncements Not Adopted
Government Assistance
In November 2021, the FASB issued guidance requiring disclosure for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other guidance. The annual disclosures include terms and conditions, accounting treatment and impacted financial statement lines reflecting the impact of the transactions. The guidance is effective for annual periods beginning after December 15, 2021. The Company is currently assessing the impact this guidance will have on its consolidated financial statements and related disclosures.
NOTE 2. EQUITY AND EARNINGS PER SHARE
Common Stock Issued in Connection with the WarnerMedia Merger
In connection with the Merger, each issued and outstanding share of Discovery Series A common stock, Discovery Series B common stock, and Discovery Series C common stock, was reclassified and automatically converted into one share of WBD common stock, and each issued and outstanding share of Discovery Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) and Series C-1 convertible preferred stock was reclassified and automatically converted into 13.1135 and 19.3648 shares of WBD common stock, respectively.
The Merger required the consent of Advance/Newhouse Programming Partnership under Discovery's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it received an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock converted. The impact of the issuance of such additional shares of common stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger.
On April 8, 2022, the Company issued 1.7 billion shares of WBD Series A common stock as consideration paid for the acquisition of WM. (See Note 3).
Earnings Per Share
All share and per share amounts have been retrospectively adjusted to reflect the reclassification and automatic conversion into WBD common stock, except for Series A-1 Preferred Stock, which has not been recast because the conversion of Series A-1 Preferred Stock into WBD common stock in connection with the Merger was considered a discrete event and treated prospectively.
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(3,408)	$718	$(2,933)	$909
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	—	(72)	(49)	(87)
Net income attributable to noncontrolling interests	(7)	(38)	(23)	(84)
Net income attributable to redeemable noncontrolling interests	(3)	(8)	(6)	(13)
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted net income per share	$(3,418)	$600	$(3,011)	$725

Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	$—	$72	$—	$87
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for diluted net income per share	$(3,418)	$672	$(3,011)	$812

Denominator — weighted average:
Common shares outstanding — basic	2,286	589	1,443	587
Impact of assumed preferred stock conversion	—	71	—	71
Dilutive effect of share-based awards	—	4	—	8
Common shares outstanding — diluted	2,286	664	1,443	666

Basic net (loss) income per share allocated to common stockholders	$(1.50)	$1.02	$(2.09)	$1.23
Diluted net (loss) income per share allocated to common stockholders	$(1.50)	$1.01	$(2.09)	$1.22
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive share-based awards	57	16	45	6
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
WarnerMedia
On April 8, 2022, the Company completed its Merger with the WarnerMedia Business of AT&T. The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro-rata distribution, and immediately thereafter, combined with Discovery. Discovery was deemed to be the accounting acquirer of WM.
The Merger combined WM’s content library of popular and valuable intellectual property with Discovery’s global footprint, collection of local-language content and deep regional expertise across more than 220 countries and territories. The Company expects this broad, worldwide portfolio of brands, coupled with its DTC potential and the attractiveness of the combined assets, to result in increased market penetration globally. The Merger is also expected to create significant cost synergies for the Company.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Purchase Price
The following table summarizes the components of the aggregate purchase consideration paid to acquire WM (in millions) and is subject to adjustments.

Fair value of WBD common stock issued to AT&T shareholders (1)	$42,309
Estimated fair value of share-based compensation awards attributable to pre-combination services (2)	94
Settlement of preexisting relationships (3)	(27)
Preliminary purchase consideration	$42,376
(1) The fair value of WBD common stock issued to AT&T shareholders represents approximately 1,732 million shares of the Company’s common stock multiplied by the closing share price for Discovery Series A common stock of $24.43 on the Nasdaq on the Closing Date. The number of shares of WBD common stock issued in the Merger was determined based on the number of fully diluted shares of Discovery, Inc. common stock immediately prior to the closing of the Merger, multiplied by the quotient of 71%/29%.
(2) This amount represents the value of AT&T restricted stock unit awards that were not vested and were replaced by WBD restricted stock unit awards with similar terms and conditions as the original AT&T awards. The conversion was based on the ratio of the volume-weighted average per share closing price of AT&T common stock on the ten trading days prior to the Closing Date and the volume-weighted average per share closing price of WBD common stock on the ten trading days following the Closing Date. The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger. See Note 14 for additional information.
(3) The amount represents the effective settlement of outstanding payables and receivables between the Company and WM. No gain or loss was recognized upon settlement as amounts were determined to be reflective of fair market value.
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated standalone amounts compared with the amounts presented above.
Preliminary Purchase Price Allocation
The Company applied the acquisition method of accounting to WM, whereby the excess of the fair value of the purchase price paid over the fair value of identifiable net assets acquired and liabilities assumed was allocated to goodwill. Goodwill reflects the assembled workforce of WM as well as revenue enhancements, cost savings and operating synergies that are expected to result from the Merger. The goodwill recorded as part of the Merger has been provisionally allocated to the Studios, Networks and DTC reportable segments in the amount of $8,912 million, $7,016 million and $5,585 million, respectively, and is not deductible for tax purposes.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The purchase price allocation is preliminary and subject to change. The Company is still evaluating the fair value of film and television library, intangible assets, and income taxes, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the Closing Date becomes available during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur, and the Company will finalize its accounting for the Merger within one year of the Closing Date. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred is presented in the table below (in millions).

Preliminary April 8, 2022
Cash	$2,419
Accounts receivable	4,224
Other current assets	4,619
Film and television library	28,729
Property and equipment	4,260
Goodwill	21,513
Intangible assets	44,889
Other noncurrent assets	5,206
Current liabilities	(10,544)
Debt assumed	(41,671)
Deferred income taxes	(13,264)
Other noncurrent liabilities	(8,004)
Total consideration paid	$42,376
The fair values of the assets acquired, and liabilities assumed were preliminarily determined using the income, cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus represent a Level 3 measurement. Significant inputs used in the discounted cash flow analyses and other areas of judgment include (i) historical and projected financial information, (ii) discount rates used to present value future cash flows, (iii) royalty rates, (iv) number of renewals for affiliate contracts, (v) synergies, including cost savings, (vi) tax rates, (vii) economic useful life of assets, and (viii) attrition rates, as relevant, that market participants would consider when estimating fair values. The following are the preliminary fair value approaches followed:

Category	Valuation Method
Trade names	Relief from royalty method of the income approach
Film and TV content library	Multi-period excess earnings method of the income approach; net book value
Affiliate contracts	Multi-period excess earnings method of the income approach
Franchises	Multi-period excess earnings method of the income approach
Other intangible assets	Multi-period excess earnings method of the income approach
Licensed content	Net book value method
Licensed sports rights	Differential method, a form of the incremental income approach
In-place advertising networks	With-or-without method, a form of the income approach
Subscriber relationships	Replacement cost method of the cost approach
Real estate, property and equipment	Cost approach or the income approach, which estimates the value of property based on the income it generates or the market approach, which determines values based on comparable assets purchased under similar conditions
Current and noncurrent debt assumed comprising existing debt of WM, the Term Loan, and the Notes	Quoted prices for identical or similar securities in active markets

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of intangible assets acquired, exclusive of content assets, and the weighted average useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trade names	$21,084	25
Affiliate, advertising and subscriber relationships	14,700	6
Franchises	7,900	35
Other intangible assets	1,205
Total intangible assets acquired	$44,889
The Company incurred transaction-related costs of $194 million and $281 million for the three and six months ended June 30, 2022, respectively. These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statement of operations. Additionally, the expense related to the issuance of additional shares of common stock in connection with the conversion of Advance/Newhouse Programming's Series A-1 Preferred Stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger. (See Note 2.)
As a result of the Merger, WM's assets, liabilities, and operations were included in the Company's consolidated financial statements from the Closing Date. The following table presents WM revenue and earnings as reported within the consolidated financial statements (in millions).

Three and Six Months Ended June 30, 2022
Revenues:
Advertising	$1,163
Distribution	3,526
Content	2,835
Other	208
Total revenues	$7,732
Net loss available to Warner Bros. Discovery, Inc.	$(2,911)
Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and WM as if the Merger had been completed on January 1, 2021. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger had occurred on January 1, 2021, nor is it indicative of future results. The following table presents the Company's pro forma combined revenues and net income (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$10,823	$11,211	$22,264	$21,933
Net loss available to Warner Bros. Discovery, Inc.	(2,151)	(341)	(2,437)	(1,912)
The unaudited pro forma combined financial information includes, where applicable, adjustments for (i) additional costs of revenues from the fair value step up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Merger with WM on the Company's historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Dispositions
In April 2022, the Company completed the sale of its minority interest in Discovery Education for a sale price of $138 million and recorded a gain of $133 million.
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million and recorded a gain of $76 million.
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Studios	Networks	DTC	Total
December 31, 2021	$10,813	$2,099	$—	$—	$—	$12,912
Segment recast (See Note 20)	(10,813)	(2,059)	—	10,555	2,317	—
Acquisitions (See Note 3)	—	—	8,912	7,016	5,585	21,513
Foreign currency translation and other	—	(40)	—	(92)	(20)	(152)
June 30, 2022	$—	$—	$8,912	$17,479	$7,882	$34,273
The carrying amount of goodwill at the Networks segment included accumulated impairments of $1.6 billion as of June 30, 2022 and December 31, 2021. The carrying amount of goodwill at the Studios and DTC segments did not include any accumulated impairments as of June 30, 2022 and December 31, 2021.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	June 30, 2022			December 31, 2021
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks and trade names	32	$22,918	$(1,064)	$21,854	$1,716	$(858)	$858
Customer relationships	8	24,029	(6,307)	17,722	9,433	(4,303)	5,130
Franchises	35	7,900	(51)	7,849	—	—	—
Character rights	14	995	(16)	979	—	—	—
Other	6	569	(249)	320	395	(227)	168
Total		$56,411	$(7,687)	$48,724	$11,544	$(5,388)	$6,156
Amortization expense relating to finite-lived intangible assets was $2,004 million and $268 million for the three months ended June 30, 2022 and 2021, respectively, and $2,439 million and $548 million for the six months ended June 30, 2022 and 2021, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	Remaining 2022	2023	2024	2025	2026	Thereafter
Amortization expense	$3,790	$6,497	$4,976	$3,600	$2,590	$27,271
Indefinite-lived intangible assets not subject to amortization (in millions):

	June 30, 2022	December 31, 2021
Trademarks	$—	$161

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Impairment Analysis
During the second quarter of 2022, the Company performed a qualitative goodwill impairment assessment for all reporting units in conjunction with the change in its segment presentation, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values; therefore, no quantitative goodwill impairment analysis was performed.
NOTE 5. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges by reportable segments and corporate were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Studios	$200	$—	$200	$—
Networks	308	7	312	21
DTC	475	—	475	1
Corporate	50	—	51	—
Total restructuring and other charges	$1,033	$7	$1,038	$22
Restructuring charges include content impairments of $496 million, employee terminations of $208 million, and content development write-offs of $329 million for the three months ended June 30, 2022. Content impairments and development write-offs resulted from a global strategic review of content following the Merger. Employee terminations relate to cost reduction efforts and management changes. These charges resulted from activities to integrate WM and establish an efficient cost structure.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category and by reportable segment and corporate were as follows (in millions).

	U.S. Networks	International Networks	Studios	Networks	DTC	Corporate	Total
December 31, 2021	$4	$13	$—	$—	$—	$2	$19
Segment recast (See Note 20)	(4)	(13)	—	15	—	2	—
Acquisitions (See Note 3)	—	—	40	—	14	55	109
Employee termination accruals, net	—	—	54	16	13	126	209
Cash paid	—	—	(10)	(6)	(3)	(15)	(34)
June 30, 2022	$—	$—	$84	$25	$24	$170	$303
NOTE 6. REVENUES
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended June 30, 2022
	Studios	Networks	DTC	Corporate	Total
Revenues:
Advertising	$10	$2,624	$96	$(9)	$2,721
Distribution	4	2,841	1,993	—	4,838
Content	2,636	220	132	(924)	2,064
Other	146	57	4	(3)	204
Total	$2,796	$5,742	$2,225	$(936)	$9,827

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2021
	Studios	Networks	DTC	Corporate	Total
Revenues:
Advertising	$—	$1,601	$33	$—	$1,634
Distribution	—	1,132	180	—	1,312
Content	2	96	2	—	100
Other	—	15	1	—	16
Total	$2	$2,844	$216	$—	$3,062

	Six Months Ended June 30, 2022
	Studios	Networks	DTC	Corporate	Total
Revenues:
Advertising	$10	$4,054	$142	$(9)	$4,197
Distribution	4	3,961	2,225	—	6,190
Content	2,641	536	134	(924)	2,387
Other	146	64	5	(3)	212
Total	$2,801	$8,615	$2,506	$(936)	$12,986

	Six Months Ended June 30, 2021
	Studios	Networks	DTC	Corporate	Total
Revenues:
Advertising	$—	$2,993	$50	$—	$3,043
Distribution	—	2,281	289	—	2,570
Content	7	202	3	—	212
Other	—	28	1	—	29
Total	$7	$5,504	$343	$—	$5,854
Reserves for Credit Losses
Reserves for accounts receivable reflect expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. The allowance for credit losses was $138 million at June 30, 2022 and $54 million at December 31, 2021. The increase was primarily attributable to the acquisition of existing WM receivables in the Merger with WM. The corresponding expense for the expected credit losses is reflected in selling, general and administrative expenses.
Contract Assets and Liabilities
A contract asset is recorded when revenue is recognized in advance of the Company's right to bill and receive consideration and that right is conditioned upon something other than the passage of time. A contract liability, such as deferred revenue, is recorded when the Company has recorded billings in conjunction with its contractual right or when cash is received in advance of the Company's performance.
The following table presents contract assets and liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	June 30, 2022	December 31, 2021
Contract Assets	Prepaid expenses and other current assets	$12	$—
Contract Assets	Other noncurrent assets	26	—
Contract Liabilities	Deferred revenues	1,663	478
Contract Liabilities	Other noncurrent liabilities	242	95

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The change in deferred revenue for the six months ended June 30, 2022 primarily reflects an increase of $1,476 million related to the Merger and cash payments received for which the performance obligation was not satisfied prior to the end of the period, partially offset by $347 million of revenues recognized that were included in the deferred revenue balance at December 31, 2021. Revenue recognized for the six months ended June 30, 2021 related to the deferred revenue balance at December 31, 2020 was $162 million.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees; by calculating one twelfth of annual license fees specified in its distribution contracts; or based on the pro-rata fees earned calculated on the license fees specified in the distribution contract. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $2.7 billion as of June 30, 2022 and is expected to be recognized over the next seven years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. The transaction price allocated to remaining performance obligations on these contracts was $5.2 billion as of June 30, 2022 and is expected to be recognized over the next seven years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. The transaction price allocated to remaining performance obligations on these contracts was $2.3 billion as of June 30, 2022 and is expected to be recognized over the next 21 years.
The Company's advertising contracts are principally generated from the sale of advertising campaigns comprised of multiple commercial units. In contracts with guaranteed impressions, we have identified the overall advertising campaign as the performance obligation to be satisfied over time, and impressions delivered against the satisfaction of our guarantee as the measure of progress. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $595 million as of June 30, 2022 and is expected to be recognized over the next three years.
The value of unsatisfied performance obligations disclosed above does not include: (i) contracts involving variable consideration for which revenues are recognized in accordance with the sales or usage-based royalty exception, and (ii) contracts with an original expected length of one year or less, such as most advertising contracts; however for content licensing revenues, including revenues associated with the licensing of theatrical and television product for television and streaming services, the Company has included all contracts regardless of duration.
NOTE 7. SALES OF RECEIVABLES
Revolving Receivables Program
The Company has a revolving agreement to transfer up to $6,000 million of certain receivables through its bankruptcy-remote subsidiary Warner Bros. Discovery Receivables Funding, LLC to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. The Company services sold receivables for a fee and pays fees to the financial institution in connection with this revolving agreement. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded from time to time. As customers pay their balances the Company’s available capacity under this revolving agreement increases and typically the Company transfers additional receivables into the program. Our bankruptcy-remote consolidated subsidiary held $1,287 million of cash and $1,838 million of pledged receivables as of June 30, 2022 in connection with this revolving agreement. The gross value of the proceeds received results in derecognition of receivables and the obligations assumed are recorded at fair value. The obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates, which are considered Level 3 fair value measurements since the inputs are unobservable. For the three and six months ended June 30, 2022, the Company has recognized a $41 million net loss in selling, general and administrative expense from the revolving receivables program in the consolidated statements of operations. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,700 million as of June 30, 2022.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents a summary of receivables sold (in millions).

Three Months Ended June 30, 2022
Gross receivables sold/cash proceeds received	$3,205
Collections reinvested under revolving agreement	(3,505)
Net cash proceeds received	$(300)
Net receivables sold	$3,198
Obligations recorded	$98

The following table presents a summary of the amounts transferred or pledged (in millions):

June 30, 2022
Gross receivables pledged as collateral	$1,838
Restricted cash pledged as collateral	$1,287
Balance sheet classification:
Receivables, net	$1,629
Prepaid expenses and other current assets	$1,287
Other noncurrent assets	$209
Accounts Receivable Factoring
The Company has a factoring agreement to sell certain of its non-U.S. trade accounts receivable on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales in accordance with ASC 860, "Transfers and Servicing", when its continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchaser of the designated trade accounts receivable. Proceeds from amounts factored are recorded as an increase to cash and cash equivalents and a reduction to receivables, net in the consolidated balance sheets. Cash received is also reflected as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $103 million as of June 30, 2022. The impact to the consolidated statements of operations was immaterial for the three and six months ended June 30, 2022. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. CONTENT RIGHTS
For purposes of amortization and impairment, the capitalized content costs are grouped based on their predominant monetization strategy: individually or as a group. The table below presents the components of content rights (in millions).

	June 30, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$3,120	$—	$3,120
Completed and not released	318	—	318
In production	1,865	—	1,865
Development and pre-production	144	—	144

Television production costs:
Released, less amortization	1,585	7,010	8,595
Completed and not released	649	733	1,382
In production	490	3,711	4,201
Development and pre-production	37	19	56
Total theatrical film and television production costs	$8,208	$11,473	$19,681

Programming and game costs:
Programming costs, less amortization (a)			10,288
Game development costs, less amortization			656
Total film and television content rights and games			30,625
Less: Current content rights and prepaid license fees, net			(505)
Total noncurrent film and television content rights and games, net			$30,120

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2021
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$—	$—	$—
Completed and not released	—	—	—
In production	—	—	—
Development and pre-production	—	—	—

Television production costs:
Released, less amortization	9	2,432	2,441
Completed and not released	—	—	—
In production	—	770	770
Development and pre-production	—	17	17
Total theatrical film and television production costs	$9	$3,219	3,228

Programming and game costs:
Programming costs, less amortization (a)			849
Game development costs, less amortization			—
Total film and television content rights			4,077
Less: Current content rights and prepaid license fees, net			(245)
Total noncurrent film and television content rights, net			$3,832

(a) Includes the costs of licensed programming rights, including payments that have been made prior to the related rights being received (primarily for sports).
Content expense consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Monetized individually
Content amortization	$1,927	$25	$2,177	$49
Content impairments	94	—	94	—
Total content expense monetized individually	$2,021	$25	$2,271	$49

Monetized as a group
Content amortization	$3,189	$747	$3,908	$1,466
Content impairments	408	1	412	1
Total content expense monetized as a group	$3,597	$748	$4,320	$1,467
Total content expense	$5,618	$773	$6,591	$1,516
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments for the three and six months ended June 30, 2022 of $496 million and $501 million, respectively, and content development write-offs of $329 million for the three and six months ended June 30, 2022 were due to the abandonment of certain content categories in connection with the strategic realignment of content following the Merger and are reflected in restructuring and other charges in the Studios, Networks and DTC segments. No content impairments were recorded as a component of restructuring and other charges for the three and six months ended June 30, 2021.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	June 30, 2022	December 31, 2021
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$352	$—
nC+	Other noncurrent assets	32%	129	151
Other	Other noncurrent assets		683	390
Total equity method investments			1,164	541

Investments with readily determinable fair values	Other noncurrent assets		45	80
Investments with readily determinable fair values	Prepaid expenses and other current assets		14	40
Total investments with readily determinable fair values			59	120

Investments without readily determinable fair values	Other noncurrent assets		637	496
Total investments			$1,860	$1,157
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary or the entity is not a VIE and the Company does not have a controlling financial interest. In conjunction with the Merger, the Company acquired $671 million of equity method investments. Impairment losses are recorded in loss from equity investees, net on the consolidated statements of operations. Impairment losses for the three and six months ended June 30, 2022 were not material.
Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2022, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $810 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $772 million as of June 30, 2022 and $126 million as of December 31, 2021. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations, and were not material for the three and six months ended June 30, 2022 and 2021.
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
The gains and losses related to the Company's investments with readily determinable fair values for the three and six months ended June 30, 2022 and 2021 are summarized in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (losses) gains recognized during the period on equity securities	$(41)	$29	$(61)	$62
Less: Net gains recognized on equity securities sold	—	—	—	16
Unrealized (losses) gains recognized during reporting period on equity securities still held at the reporting date	$(41)	$29	$(61)	$46

WARNER BROS. DISCOVERY, INC.
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
In conjunction with the Merger, the Company acquired $156 million in equity method investments without readily determinable fair values. During the six months ended June 30, 2022, the Company did not invest in any material equity investments without readily determinable fair values and concluded there were no indicators that a change in fair value had taken place. As of June 30, 2022, the Company had recorded cumulative upward adjustments of $9 million and cumulative impairments of $88 million for its equity investments without readily determinable fair values.
NOTE 10. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of June 30, 2022	June 30, 2022	December 31, 2021
Term loans with maturities of 3 years or less	2.32%	$6,500	$—
Floating rate senior notes with maturities of 5 years or less	2.31%	500	—
Senior notes with maturities of 5 years or less	3.60%	13,742	4,314
Senior notes with maturities between 5 and 10 years	4.25%	10,373	4,128
Senior notes with maturities greater than 10 years	5.11%	21,644	6,745
Total debt		52,759	15,187
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(274)	(428)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting,		52,485	14,759
Current portion of debt		(1,097)	(339)
Noncurrent portion of debt		$51,388	$14,420
During the three months ended June 30, 2022, the Company repaid $3.5 billion of aggregate principal amount outstanding of its term loans due October 2023 and April 2025. The Company also assumed $41.5 billion of senior notes (at par value) and term loans during the Merger.
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
As of June 30, 2022, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. ("Scripps Networks"), Discovery Communications, LLC ("DCL") (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (to the extent it is not the primary obligor on such senior notes), except for $1.5 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks. Additionally, the term loans of WarnerMedia Holdings, Inc., made under the $10 billion term loan credit agreement (the "Term Loan Credit Agreement"), are fully and unconditionally guaranteed by the Company, Scripps Networks, and DCL.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility and Commercial Paper Programs
In June 2021, DCL entered into a multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. Following the Merger, DCL has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Revolving Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement and Term Loan Credit Agreement (together, the “Credit Agreements”) include financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively. As of June 30, 2022, DCL and WarnerMedia Holdings, Inc. were in compliance with all covenants and there were no events of default under the Credit Agreements.
NOTE 11. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to 10 years. Most leases are not cancelable prior to their expiration. In conjunction with the Merger, the Company acquired $2,493 million and $47 million of operating and finance lease right-of-use assets, respectively.
The components of lease cost were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$116	$26	$138	$53

Finance lease cost:
Amortization of right-of-use assets	$20	$14	$37	$28
Interest on lease liabilities	2	2	4	4
Total finance lease cost	$22	$16	$41	$32

Variable lease cost	$6	$1	$7	$4
Total lease cost	$144	$43	$186	$89

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(142)	$(56)
Operating cash flows from finance leases	$(7)	$(4)
Financing cash flows from finance leases	$(39)	$(33)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$7
Finance leases	$23	$59
Supplemental balance sheet information related to leases was as follows (in millions):

Category	Location on Balance Sheet	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	Other noncurrent assets	$2,918	$535

Operating lease liabilities (current)	Accrued liabilities	$335	$62
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	2,678	567
Total operating lease liabilities		$3,013	$629

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$275	$249

Finance lease liabilities (current)	Accrued liabilities	$78	$58
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	206	197
Total finance lease liabilities		$284	$255

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years):
Operating leases	11	12
Finance leases	5	5

Weighted average discount rate:
Operating leases	3.83%	2.94%
Finance leases	3.13%	3.57%

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of lease liabilities as of June 30, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
2022 (excluding the two quarters ended June 30, 2022)	$260	$79
2023	425	75
2024	373	57
2025	319	37
2026	289	26
Thereafter	2,070	34
Total lease payments	3,736	308
Less: Imputed interest	(723)	(24)
Total	$3,013	$284
As of June 30, 2022, the Company has additional leases that have not yet commenced with total minimum lease payments of $1,175 million, primarily related to facility leases. The remaining leases will commence between 2022 and 2023, have lease terms of 3 to 27 years, and include options to extend the terms for up to 10 additional years.
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Cash Flow Hedges
On January 1, 2022, the Company discontinued hedge accounting for certain forward starting interest rate swap contracts with a total notional value of $2 billion. The Company previously recognized a gain of $33 million in accumulated other comprehensive loss that will be amortized as an adjustment to interest expense, net over the respective terms of future issuances of debt. Subsequently, the Company unwound and settled the contracts and received cash of $122 million, including an $89 million realized gain for changes in fair market value between the dedesignation date and settlement date that was recognized in other (expense) income, net in the consolidated statements of operations.
In connection with the Merger, the Company acquired two cash flow hedging programs to mitigate foreign currency risk including $922 million notional of production expense hedges and $776 million notional of production rebate hedges. These cash flow hedging programs are carried at fair market value using the spot method, with fair market value changes recorded in other comprehensive income until the production airs. Excluded components of the fair market value, including forward points, are included in current earnings.
Net Investment Hedges
During the three months ended March 31, 2022, the Company unwound and settled certain fixed-to-fixed cross-currency swaps with a total notional value of $705 million associated with the Company's Euro functional subsidiaries. The Company recognized a realized gain of $10 million related to the excluded component of the hedge relationship in other (expense) income, net in the consolidated statements of operations, and recognized a gain of $6 million in accumulated other comprehensive loss.
Also during the three months ended March 31, 2022, the Company executed cross currency swaps with a notional value of $664 million with expiration dates in 2025 to replace the aforementioned swaps that matured.
During the three months ended June 30, 2022, the Company unwound and settled certain cross-currency swaps with a total notional value of $2 billion and recorded a gain of $78 million.
In connection with the Merger, the company also acquired $173 million of Euro denominated debt that is designated as a net investment hedge with all fair market value changes accounted for as currency translation adjustments.
No Hedging Designation
During the three months ended March 31, 2022, the Company dedesignated, unwound and settled forward starting interest rate swap contracts with a total notional value of $5.0 billion, swaption collars with a total notional value of $2.5 billion, and purchase payer swaptions with a total notional value of $7.5 billion. The Company received cash of $474 million upon settlement, including $142 million in premiums paid at execution during 2021, resulting in a gain of $332 million that was recognized in other (expense) income, net in the consolidated statements of operations.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Also during the three months ended March 31, 2022, the Company executed and subsequently settled treasury locks with a total notional value of $14.5 billion. The Company received cash of $90 million upon settlement, resulting in a gain of $90 million that was recognized in other (expense) income, net in the consolidated statements of operations.
Finally, during the three months ended March 31, 2022, the Company unwound and settled a foreign exchange forward contract with a notional value of $375 million associated with the Company's Euro denominated debt that was paid in full at maturity. The Company recognized a loss of $48 million in other (expense) income, net in the consolidated statements of operations.
The company acquired $322 million of economic hedges to mitigate foreign currency risk for production expenses that are not designated for hedge accounting. The fair market value changes of these derivatives are expensed to other (expense) income, net.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of June 30, 2022 and December 31, 2021. The fair value of the Company's derivative financial instruments was determined using a market-based approach (Level 2).

	June 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,196	$31	$54	$80	$15	$777	$14	$—	$2	$—
Interest rate swaps	—	—	—	—	—	2,000	44	—	11	—
Net investment hedges: (a)
Cross-currency swaps	1,620	16	29	—	59	3,512	54	61	20	76
No hedging designation:
Foreign exchange	806	4	1	—	98	1,020	—	—	34	66
Interest rate swaps	—	—	—	—	—	15,000	126	28	9	5
Cross-currency swaps	139	3	2	—	—	139	3	—	—	5
Total		$54	$86	$80	$172		$241	$89	$76	$152
(a) Excludes £400 million of sterling notes ($486 million equivalent at June 30, 2022) and €164 million of euro-denominated notes ($173 million equivalent at June 30, 2022) designated as a net investment hedges. (See Note 10.)
The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(7)	$(7)	$(20)	$30
Interest rate - derivative adjustments	—	(134)	—	126
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	—	—	1	—
Foreign exchange - distribution revenue	(2)	2	2	(1)
Foreign exchange - costs of revenues	18	—	19	—
Interest rate - interest expense, net	(1)	(1)	(1)	(1)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of June 30, 2022 remained static over the next twelve months, the Company would reclassify $5 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 33 years.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2022	2021		2022	2021
Cross currency swaps	$52	$(5)	Interest expense, net	$7	$11
Euro-denominated notes (foreign denominated debt)	6	—	N/A	—	—
Sterling notes (foreign denominated debt)	41	(3)	N/A	—	—
Total	$99	$(8)		$7	$11

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2022	2021		2022	2021
Cross currency swaps	$71	$47	Interest expense, net	$22	$21
Euro denominated notes (foreign denominated debt)	6	—	N/A	—	—
Sterling notes (foreign denominated debt)	54	(8)	N/A	—	—
Total	$131	$39		$22	$21
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate swaps	$—	$—	$512	$—
Cross-currency swaps	7	1	7	6
Foreign exchange derivatives	(31)	(2)	(46)	(27)
Total in other (expense) income, net	$(24)	$(1)	$473	$(21)
NOTE 13. FAIR VALUE MEASUREMENTS
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$39	$—	$39
Equity securities:
Money market fund	Cash and cash equivalents	2	—	—	2
Mutual funds	Prepaid expenses and other current assets	26	—	—	26
Mutual funds	Other noncurrent assets	231	—	—	231
Company-owned life insurance contracts	Other noncurrent assets	—	100	—	100
Total		$259	$139	$—	$398
Liabilities
Deferred compensation plan	Accrued liabilities	$52	$—	$—	$52
Deferred compensation plan	Other noncurrent liabilities	615	—	—	615
Total		$667	$—	$—	$667

		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$426	$—	$426
Equity securities:
Money market funds	Cash and cash equivalents	425	—	—	425
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	215	—	—	215
Company-owned life insurance contracts	Other noncurrent assets	—	32	—	32
Total		$652	$459	$—	$1,111
Liabilities
Deferred compensation plan	Accrued Liabilities	$21	$—	$—	$21
Deferred compensation plan	Other noncurrent liabilities	238	—	—	238
Total		$259	$—	$—	$259
Equity securities include money market funds, time deposits, investments in mutual funds held in separate trusts, which are owned as part of the Company's supplemental retirement plans, and company-owned life insurance contracts. The fair value of Level 1 equity securities was determined by reference to the quoted market price per share in active markets multiplied by the number of shares held without consideration of transaction costs. The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Changes in the fair value of the investments are recorded in other (expense) income, net and changes in the deferred compensation liability are recorded in selling, general and administrative expense. Company-owned life insurance contracts are recorded at their cash surrender value, which approximates fair value (Level 2).
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2022 and December 31, 2021. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $42.1 billion and $17.2 billion as of June 30, 2022 and December 31, 2021, respectively.
The Company's derivative financial instruments are discussed in Note 12, its investments with readily determinable fair value are discussed in Note 9, and the obligation for its revolving receivable program is discussed in Note 7.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 14. SHARE-BASED COMPENSATION
The Company has various incentive plans under which performance-based restricted stock units ("PRSUs"), service-based restricted stock units ("RSUs"), stock options, and stock appreciation rights ("SARs") have been issued. In connection with the Merger, AT&T RSUs subject to time based vesting held by WM employees were replaced with WBD RSUs granted on comparable terms upon closing of the Merger, increasing RSU expense, grants and unrecognized compensation expense for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
The table below presents the components of share-based compensation expense (in millions), which is recorded in selling, general and administrative expense in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PRSUs	$(1)	$(7)	$2	$12
RSUs	$128	$29	$166	$51
Stock options	$23	$16	$41	$26
SARs	$—	$(7)	$1	$6
Total share-based compensation expense	$150	$31	$210	$95
Tax benefit recognized	$31	$7	$40	$15
The table below presents awards granted (in millions, except weighted-average grant price).

	Six Months Ended June 30, 2022
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.4	$28.11
RSUs	30.1	$24.75
Stock options	0.4	$32.90
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2022 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$3	0.5
RSUs	696	2.3
Stock options	188	3.8
Total unrecognized compensation cost	$887
Of the $696 million of unrecognized compensation cost related to RSUs, $41 million is related to cash-settled RSUs. Stock-settled RSUs are expected to be recognized over a weighted-average period of 2.4 years and cash-settled RSUs are expected to be recognized over a weighted-average period of 2.2 years.
NOTE 15. INCOME TAXES
The income tax balances as of June 30, 2022 are inclusive of the WM Business as a result of the Merger. Income tax benefit was $836 million and $635 million for the three and six months ended June 30, 2022, respectively, and income tax expense was $2 million and $108 million for the three and six months ended June 30, 2021, respectively. The decrease in the three months ended June 30, 2022 was primarily attributable to a decrease in pre-tax book income, partially offset by an unfavorable tax adjustment related to the preferred stock conversion transaction expense discussed in Note 2, which was not deductible for tax purposes, and a deferred tax benefit of $162 million recorded in the three months ended June 30, 2021 as a result of the UK Finance Act 2021 that was enacted in June 2021.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income tax benefit for the three and six months ended June 30, 2022 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions, state and local income taxes, and the non-tax deductible preferred stock conversion transaction expense discussed above.
On April 8, 2022, the Company completed its merger with the WM business. In connection with the merger, the Company entered into a tax matters agreement (“TMA”) with AT&T. Pursuant to the TMA, the Company is responsible for tax liabilities related to the periods prior to AT&T's ownership of the business (June 14, 2018), and AT&T is responsible for tax liabilities related to the period for which they owned the business (June 15, 2018 through April 8, 2022). The Company is fully indemnified by AT&T for any tax liabilities arising for the period June 15, 2018 through April 8, 2022. As of June 30, 2022, the Company has recorded reserves for uncertain tax positions and the associated interest and penalties payable related to WM of $860 million and $187 million, respectively, through purchase accounting. Indemnification receivables of $286 million were also recorded during the three months ended June 30, 2022.
With respect to uncertain tax positions related to jurisdictions that have joint and several liability among members of the AT&T tax filing group during the AT&T ownership period, the Company recognizes only the amount they expect to pay to the taxing authorities after considering the contractual indemnification agreement with AT&T and AT&T’s ability to settle any disputed positions with the taxing authorities. As of June 30, 2022, the Company has not recorded any liabilities for uncertain tax positions or indemnification receivables related to matters that were attributable to jurisdictions that have joint and several liability among members of the AT&T filing group since AT&T was determined to be the primary obligor.
As of June 30, 2022 and December 31, 2021, the Company's reserves for uncertain tax positions totaled $1,386 million and $420 million, respectively. The increase in the reserve for uncertain tax positions at June 30, 2022 is primarily attributable to the Merger. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $256 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2022 and December 31, 2021, the Company had accrued approximately $258 million and $60 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The increase in the accrual for interest and penalties payable at June 30, 2022 is primarily attributable to the Merger. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 16. BENEFIT PLANS
The Company has a defined benefit pension plan that covers certain U.S.-based employees and a non-qualified unfunded Supplemental Executive Retirement Plan that provides defined pension benefits to eligible executives. In connection with the Merger, the Company also assumed four additional U.S. nonqualified pension plans that are noncontributory and unfunded and several non-U.S. pension plans. The four U.S. plans consist of the Time Warner Excess Benefit Plan (the “Excess plan”), the Retirement Accumulation Plan (“RAP”), the Supplemental Executive Retirement Plan (“SERP”) and the Wealth Accumulation Plan (“WAP”) (together, the “U.S. Nonqualified Plans”). The U.S. Nonqualified Plans were closed to new entrants during 2010. The Excess plan and RAP are both frozen to new benefit accruals. SERP and WAP only have retirees remaining. The pension formula for the Excess plan captured pay above compensation limits or benefit limits. RAP is a cash balance type formula and now provides only interest credits.
The Company also holds net assets and net liabilities on behalf of other U.S. and non-U.S. pension plans. The plan provisions vary by plan and by country. Some of these plans are unfunded and all are noncontributory.
Obligations and Funded Status
For all of the acquired defined benefit pension plans, the benefit obligation is the projected benefit obligation, the actuarial present value, as of our April 8, 2022 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees and their beneficiaries and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels, as applicable.
The unfunded status of the acquired U.S. Nonqualified Plans as of April 8, 2022 was a liability of $278 million. The unfunded status represents a pension benefit obligation of $278 million, with no plan assets. The funded status of the acquired non-U.S. pension plans as of April 8, 2022 was a net asset of $146 million. The funded status represents a pension benefit obligation of $659 million less the fair value of the plan assets of $805 million.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total assets (liabilities) recognized for all acquired pension plans on our consolidated balance sheets were as follows (in millions).

April 8, 2022
Plan assets, net	$200
Current portion of employee benefit obligation	(27)
Noncurrent portion of employee benefit obligation	(305)
Net amount recognized	$(132)
Net Periodic Pension Cost
The service cost component of net periodic pension cost is recorded in operating expenses in the consolidated statements of operations, while the remaining components are recorded in other (expense) income, net. Net periodic pension cost was not material for the three and six months ended June 30, 2022 and 2021.
Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost for the acquired plans, the Company used the following significant weighted-average assumptions.

	April 8, 2022
	U.S. Nonqualified Plans	Non-U.S. Pension Plans
Discount rate	3.89%	2.51%
Long-term rate of return on plan assets	N/A	1.61%
Rate of compensation increases	N/A	5.82%
NOTE 17. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Accrued participation and residuals	$3,007	$—
Accrued production	1,461	4
Content rights payable	1,453	772
Accrued payroll and related benefits	1,432	533
Other accrued liabilities	2,926	921
Total accrued expenses and other current liabilities	$10,279	$2,230
Other (Expense) Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency (losses) gain, net	$(81)	$(5)	$(70)	$47
(Losses) gains on derivative instruments, net	(24)	(1)	473	(21)
Change in the value of investments with readily determinable fair value	(70)	29	(90)	46
Gain on sale of equity method investments	133	(1)	133	4
Change in fair value of equity investments without readily determinable fair value	—	81	—	81
Other (expense) income, net	(9)	2	(7)	16
Total other (expense) income, net	$(51)	$105	$439	$173

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
Cash paid for taxes, net	$442	$249
Cash paid for interest, net	390	337
Non-cash investing and financing activities:
Equity issued for the acquisition of WarnerMedia	42,309	—
Accrued purchases of property and equipment	47	32
Assets acquired under finance lease and other arrangements	27	50
Cash, Cash Equivalents, and Restricted Cash

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$2,575	$3,905
Restricted cash - recorded in prepaid expenses and other current assets (1)	1,321	—
Total cash, cash equivalents, and restricted cash	$3,896	$3,905

(1) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables program. (See Note 7.)
Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(560)	$2	$(558)	$121	$(2)	$119
Net investment hedges	97	(27)	70	(13)	2	(11)
Total currency translation adjustments	(463)	(25)	(488)	108	—	108

Derivative adjustments:
Unrealized (losses) gains	(7)	—	(7)	(141)	29	(112)
Reclassifications from other comprehensive income to net income	(15)	4	(11)	(1)	1	—
Total derivative adjustments	(22)	4	(18)	(142)	30	(112)
Other comprehensive (loss) income adjustments	$(485)	$(21)	$(506)	$(34)	$30	$(4)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit	Net-of-tax
Currency translation adjustments:
Unrealized (losses) gains:
Foreign currency	$(665)	$2	$(663)	$(109)	$14	$(95)
Net investment hedges	119	(41)	78	29	7	36
Reclassifications:
Loss on disposition	(2)	—	(2)	—	—	—
Total currency translation adjustments	(548)	(39)	(587)	(80)	21	(59)

Derivative adjustments:
Unrealized (losses) gains	(20)	1	(19)	156	(33)	123
Reclassifications from other comprehensive income to net income	(21)	4	(17)	2	—	2
Total derivative adjustments	(41)	5	(36)	158	(33)	125
Other comprehensive (loss) income adjustments	$(589)	$(34)	$(623)	$78	$(12)	$66
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(944)	$10	$(13)	$(947)
Other comprehensive income (loss) before reclassifications	(488)	(7)	—	(495)
Reclassifications from accumulated other comprehensive loss to net income	—	(11)	—	(11)
Other comprehensive income (loss)	(488)	(18)	—	(506)
Ending balance	$(1,432)	$(8)	$(13)	$(1,453)

	Three Months Ended June 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(722)	$156	$(15)	$(581)
Other comprehensive income (loss)	108	(112)	—	(4)
Ending balance	$(614)	$44	$(15)	$(585)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(845)	$28	$(13)	$(830)
Other comprehensive (loss) before reclassifications	(585)	(19)	—	(604)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(17)	—	(19)
Other comprehensive (loss)	(587)	(36)	—	(623)
Ending balance	$(1,432)	$(8)	$(13)	$(1,453)

	Six Months Ended June 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(555)	$(81)	$(15)	$(651)
Other comprehensive (loss) income before reclassifications	(59)	123	—	64
Reclassifications from accumulated other comprehensive loss to net income	—	2	—	2
Other comprehensive (loss) income	(59)	125	—	66
Ending balance	$(614)	$44	$(15)	$(585)
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
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and service charges:
Liberty Group	$535	$165	$693	$340
Equity method investees	179	68	237	124
Other	156	24	189	51
Total revenues and service charges	$870	$257	$1,119	$515
Expenses	$(166)	$(57)	$(242)	$(114)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(40)	$(30)	$(264)	$(213)
The table below presents receivables due from and payables due to related parties (in millions).

	June 30, 2022	December 31, 2021
Receivables	$821	$172
Payables	$38	$23

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 19. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming, film licensing, talent arrangements and other agreements, operating and finance leases (see Note 11), arrangements to purchase various goods and services, long-term debt (see Note 10) and future funding commitments to equity method investees (in millions).

				Long-Term Debt
Year Ending December 31,	Content	Other Purchase Obligations	Pension and Other Employee Obligations	Principal	Interest	Total
2022 (remaining six months)	$5,658	$1,148	$321	$—	$1,133	$8,260
2023	6,468	932	463	1,349	2,243	11,455
2024	5,223	463	225	4,271	2,159	12,341
2025	3,807	289	100	9,647	1,863	15,706
2026	2,512	105	67	790	1,729	5,203
Thereafter	10,880	101	232	36,702	27,487	75,402
Total	$34,548	$3,038	$1,408	$52,759	$36,614	$128,367
Content purchase obligations include commitments and liabilities associated with third-party producers and sports associations for content that airs on our television networks. Production contracts generally require purchase of a specified number of episodes, and/or payments over the term of the license, and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation. The commitments disclosed above exclude content liabilities recognized on the consolidated balance sheets.
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
Other purchase obligations also include future funding commitments to equity method investees. Although the Company had funding commitments to equity method investees as of June 30, 2022, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 9.)
Pension and other employee obligations include payments to meet minimum funding requirements of our pension plans in 2022, estimated benefit payments for our SERP that exceed plan assets, and employment agreements primarily with creative talent for the WM broadcast networks. Payments for the SERP have been estimated over a ten-year period. While benefit payments under these plans are expected to continue beyond 2031, we believe it is not practicable to estimate payments beyond this period. (See Note 16.)
Six Flags Guarantee
In connection with WM’s former investment in the Six Flags (as defined below) theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including, annual payments made to the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate gross undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $544 million. To date, no payments have been made by us pursuant to the Six Flags Guarantee.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Six Flags Entertainment Corporation (formerly known as Six Flags, Inc. and Premier Parks Inc.) (“Six Flags”), which has the controlling interest in the Parks, has agreed, pursuant to a subordinated indemnity agreement (the “Subordinated Indemnity Agreement”), to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, if the Six Flags Guarantee is called upon. If Six Flags defaults on its indemnification obligations, we have the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to us are further secured by its interest in all limited partnership units held by Six Flags.
Based on our evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of June 30, 2022. Because of the specific circumstances surrounding the arrangements, and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Contingencies
Other Contingent Commitments
Other contingent commitments primarily include contingent payments for post-production term advance obligations on certain co-financing arrangements, as well as operating lease commitment guarantees, letters of credit, bank guarantees and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases and other operational needs.
The Company's other contingent commitments at June 30, 2022 were $258 million, with $251 million estimated due in 2026. For other contingent commitments where payment obligations are outside our control, the timing of amounts represents the earliest period in which the payment could be requested. For the remaining other contingent commitments, the timing of amounts presented represents when the maximum contingent commitment will expire but does not mean that we expect to incur an obligation to make any payments within that time period. In addition, these amounts do not reflect the effects of any indemnification rights we might possess.
Put Rights
The Company has granted put rights to non-controlling interest holders in certain consolidated subsidiaries.
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
NOTE 20. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. In conjunction with the Merger, the Company reevaluated and changed its segment presentation and reportable segments during the quarter ended June 30, 2022. As of June 30, 2022, we classified our operations in three reportable segments: Studios, primarily consisting of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming; Networks, consisting primarily of our domestic and international television networks; and DTC, consisting primarily of our premium pay TV and digital content services. Goodwill was reallocated to the new segments based on relative fair value. Prior periods have been recast to conform to the current period presentation.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include advertising and content licenses. The Company records inter-segment transactions of content licenses at the gross amount. Prior year amounts have been recast to reflect the current presentation. The Company does not report assets by segment because it is not used to allocate resources or evaluate segment performance.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company evaluates the operating performance of its operating segments based on financial measures such as revenues and Adjusted EBITDA. Adjusted EBITDA is defined as operating income excluding:
•employee share-based compensation;
•depreciation and amortization;
•restructuring, facility consolidation, and other charges;
•certain impairment charges;
•gains and losses on business and asset dispositions;
•certain inter-segment eliminations;
• third-party transaction and integration costs;
•amortization of purchase accounting fair value step-up for content;
•amortization of capitalized interest for content; and
•other items impacting comparability.
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.
The tables below present summarized financial information for each of the Company's reportable segments and corporate, and inter-segment eliminations (in millions).
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Studios	$2,796	$2	$2,801	$7
Networks	5,742	2,844	8,615	5,504
DTC	2,225	216	2,506	343
Corporate	13	—	13	—
Inter-segment eliminations	(949)	—	(949)	—
Total revenues	$9,827	$3,062	$12,986	$5,854

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Studios	$239	$2	$242	$4
Networks	2,262	1,538	3,617	2,947
DTC	(518)	(329)	(745)	(819)
Corporate	(305)	(94)	(409)	(178)
Inter-segment eliminations	(14)	—	(14)	—
Adjusted EBITDA	$1,664	$1,117	$2,691	$1,954
Reconciliation of Net (Loss) Income available to Warner Bros. Discovery, Inc. to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income available to Warner Bros. Discovery, Inc.	$(3,418)	$672	$(2,962)	$812
Net income attributable to redeemable noncontrolling interests	3	8	6	13
Net income attributable to noncontrolling interests	7	38	23	84
Income tax (benefit) expense	(836)	2	(635)	108
(Loss) income before income taxes	(4,244)	720	(3,568)	1,017
Other expense (income), net	51	(105)	(439)	(173)
Loss from equity investees, net	43	7	57	11
Interest expense, net	511	157	664	320
Operating (loss) income	(3,639)	779	(3,286)	1,175
Loss (gain) on disposition	4	(72)	4	(72)
Restructuring and other charges	1,033	7	1,038	22
Depreciation and amortization	2,266	341	2,791	702
Employee share-based compensation	147	27	204	88
Transaction and integration costs	983	35	1,070	39
Amortization of fair value step-up for content	870	—	870	—
Adjusted EBITDA	$1,664	$1,117	$2,691	$1,954
NOTE 21. SUBSEQUENT EVENTS
During July and August 2022, the Company repaid $1.3 billion of aggregate principal amount outstanding of its term loan due April 2025. Additionally, during August 2022, the Company issued $300 million of commercial paper.
In August 2022, the Company, DCL, Scripps Networks, and WMH entered into Amendment 2 to DCL Revolving Credit Agreement and Amendment 1 to WMH Term Loan Credit Agreement to amend the definition of “Consolidated EBITDA” to add back certain cash restructuring costs, charges or expenses subject to a cap equal to 15% of Consolidated EBITDA (prior to giving effect to such add-back).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).
BUSINESS OVERVIEW
On April 8, 2022, Discovery, Inc., a global media company that provides content across multiple distribution platforms including linear, free-to-air and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer (“DTC”) subscription products, completed its merger (the "Merger") with the WarnerMedia business (the “WarnerMedia Business”, “WM Business”, or “WM”) of AT&T Inc. (“AT&T”) and changed its name from “Discovery, Inc.” to “Warner Bros. Discovery, Inc.” ("Warner Bros. Discovery", “WBD”, the “Company”, “we”, “us”, or “our”). On April 11, 2022, the Company’s shares started trading on the Nasdaq Global Select Market (the “Nasdaq”) under the trading symbol WBD. (See Note 3 to the accompanying consolidated financial statements.)
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
In conjunction with the Merger, the Company reevaluated and changed its segment presentation and reportable segments for the quarter ending June 30, 2022. As of June 30, 2022, we classified our operations in three reportable segments:
Studios, consisting primarily of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming;
Networks, consisting principally of our domestic and international television networks; and
DTC, consisting primarily of our premium pay TV and digital content services.
Our segment presentation aligned with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. Prior periods have been recast to conform to the current period presentation.
During the three months ended March 31, 2022, we exited our operations in Russia and removed all of our channels and services from the market. We do not expect these actions will have a material effect on our consolidated financial statements.
Impact of COVID-19
We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and geographies, including the impact on our customers, employees, suppliers, vendors, distribution and advertising partners, production facilities, and various other third parties. Certain key sources of revenue for WM, including theatrical revenues, television production, studio operations and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks.
The nature and full extent of COVID-19’s effects on our operations and results are not yet known and will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future variants or surges of COVID-19, vaccine distribution and efficacy and other actions to contain the virus or treat its impact, among others. Our consolidated financial statements reflect management’s estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

RESULTS OF OPERATIONS
The discussion below compares our actual and pro forma combined results, as if the Merger occurred on January 1, 2021, for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021. Management believes reviewing our pro forma combined operating results in addition to actual operating results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined Studios, Networks, DTC, Corporate, and inter-segment eliminations pro forma information is based on the historical operating results of the respective segments and includes adjustments in accordance with Article 11 of Regulation S-X to illustrate the effects of the Merger as if it had occurred on January 1, 2021. The unaudited pro forma combined results include, where applicable, adjustments for (i) additional costs of revenues from the fair value step up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) adjustments for transaction costs and other one-time non-recurring costs, (v) changes to align accounting policies, and (vi) adjustments to eliminate intercompany activity.
Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the combined businesses since January 1, 2021 and should not be taken as indicative of the Company's future consolidated results of operations.
Actual amounts for the three and six months ended June 30, 2022 include results of operations for Discovery for the entire period and WM for the period subsequent to the completion of the Merger on April 8, 2022.
Foreign Exchange Impacting Comparability
In addition to the Merger, the impact of exchange rates on our business is an important factor in understanding period-to-period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis (“ex-FX”), in addition to results reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with U.S. GAAP.
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

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$2,721	$178	$2,899	$1,634	$1,191	$2,825	67%	3%	5%
Distribution	4,838	343	5,181	1,312	3,956	5,268	NM	(2)%	—%
Content	2,064	446	2,510	100	2,842	2,942	NM	(15)%	(12)%
Other	204	29	233	16	160	176	NM	32%	32%
Total revenues	9,827	996	10,823	3,062	8,149	11,211	NM	(3)%	(1)%
Costs of revenues, excluding depreciation and amortization	6,625	667	7,292	1,055	5,619	6,674	NM	9%	12%
Selling, general and administrative	3,538	(553)	2,985	952	1,865	2,817	NM	6%	8%
Depreciation and amortization	2,266	(425)	1,841	341	1,725	2,066	NM	(11)%	(10)%
Restructuring and other charges	1,033	(89)	944	7	—	7	NM	NM	NM
Loss (gain) on disposition	4	—	4	(72)	—	(72)	NM	NM	NM
Total costs and expenses	13,466	(400)	13,066	2,283	9,209	11,492	NM	14%	NM
Operating (loss) income	(3,639)	1,396	(2,243)	779	(1,060)	(281)	NM	NM	NM
Interest expense, net	(511)			(157)			NM
Loss from equity investees, net	(43)			(7)			NM
Other (expense) income, net	(51)			105			NM
(Loss) income before income taxes	(4,244)			720			NM
Income tax benefit (expense)	836			(2)			NM
Net (loss) income	(3,408)			718			NM
Net income attributable to noncontrolling interests	(7)			(38)			(82)%
Net income attributable to redeemable noncontrolling interests	(3)			(8)			(63)%
Net (loss) income available to Warner Bros. Discovery, Inc.	$(3,418)			$672			NM

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
NM - Not meaningful

	Six Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$4,197	$1,412	$5,609	$3,043	$2,442	$5,485	38%	2%	4%
Distribution	6,190	4,339	10,529	2,570	7,782	10,352	NM	2%	3%
Content	2,387	3,297	5,684	212	5,565	5,777	NM	(2)%	1%
Other	212	230	442	29	290	319	NM	39%	39%
Total revenues	12,986	9,278	22,264	5,854	16,079	21,933	NM	2%	3%
Costs of revenues, excluding depreciation and amortization	7,861	5,940	13,801	2,024	10,908	12,932	NM	7%	8%
Selling, general and administrative	4,578	1,733	6,311	2,003	4,504	6,507	NM	(3)%	(2)%
Depreciation and amortization	2,791	987	3,778	702	3,522	4,224	NM	(11)%	(10)%
Restructuring and other charges	1,038	(90)	948	22	91	113	NM	NM	NM
Loss (gain) on disposition	4	—	4	(72)	—	(72)	NM	NM	NM
Total costs and expenses	16,272	8,570	24,842	4,679	19,025	23,704	NM	5%	NM
Operating (loss) income	(3,286)	708	(2,578)	1,175	(2,946)	(1,771)	NM	46%	NM
Interest expense, net	(664)			(320)			NM
Loss from equity investees, net	(57)			(11)			NM
Other income (expense), net	439			173			NM
(Loss) Income before income taxes	(3,568)			1,017			NM
Income tax benefit (expense)	635			(108)			NM
Net (loss) income	(2,933)			909			NM
Net income attributable to noncontrolling interests	(23)			(84)			(73)%
Net income attributable to redeemable noncontrolling interests	(6)			(13)			(54)%
Net (loss) income available to Warner Bros. Discovery, Inc.	$(2,962)			$812			NM

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion through operating income below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and adjusted EBITDA are substantially attributable to the Merger.
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
Advertising revenue increased 5% and 4% for the three and six months ended June 30, 2022, respectively, primarily attributable to increased sports advertising in the U.S., the launch of the HBO Max ad-supported tier product in June 2021, and subscriber growth at discovery+ ad-lite tier, partially offset by lower news, kids, and general entertainment performance in the U.S.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks and DTC subscription services.
Distribution revenue was flat for the three months ended June 30, 2022 and increased 3% for the six months ended June 30, 2022, respectively. While distribution revenue was flat for the three months ended June 30, 2022, a decline in linear subscribers in the U.S. and lower contractual affiliate rates in some European markets were largely offset by an increase in U.S. contractual affiliate rates. The increase for the six months ended June 30, 2022 was primarily attributable to global retail DTC subscriber gains at discovery+ and HBO Max, partially offset by lower domestic wholesale DTC subscribers at HBO Max due to the Amazon Channels expiration in September 2021.

Content revenue consists primarily of licensing feature films for initial theatrical exhibition, and licensing television programs for initial television broadcast or streaming; additionally, film and television content is licensed through distribution channels including international free-to-air, basic and premium pay television, television syndication, and further streaming services. Content revenue also includes home entertainment sales and rentals of film and television products (physical and digital, including premium video-on-demand, transactional video-on-demand and electronic sell-through), interactive entertainment sales (physical and digital) across various platforms, and consumer products and themed experience licensing.
Content revenue decreased 12% and increased 1% for the three and six months ended June 30, 2022, respectively. The decrease for the three months ended June 30, 2022 is primarily attributable to the proportion of inter-segment licensing increasing as a percentage of total content revenue. The increase for the six months ended June 30, 2022 is primarily attributable to higher third party international licensing of sports rights.
Other revenue increased 32% and 39% for the three and six months ended June 30, 2022, respectively, primarily attributable to increased studio operations revenues from the reopening of the Warner Bros. Studio Tour London.
Revenue for our segments is discussed separately below under the heading “Segment Results of Operations.”
Costs of Revenues
The Company's principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events, and digital products. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Cost of revenues increased 12% and 8% for the three and six months ended June 30, 2022, respectively, primarily attributable to increased investments in DTC programming expenses, higher games and theatrical content expenses, and sports rights.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses increased 8% and decreased 2% for the three and six months ended June 30, 2022, respectively. Selling, general, and administrative expenses increased for the three months ended June 30, 2022, primarily attributable to increased third-party transaction and integration costs related to the Merger and share-based compensation. Selling, general, and administrative expenses decreased for the six months ended June 30, 2022, primarily attributable to lower marketing-related expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased $214 million and $429 million, respectively, primarily attributable to a change in amortization method from the straight-line method to the sum of the years' digits method for some of the WM assets acquired.
Restructuring and Other Charges
Restructuring and other charges increased $937 million and $836 million for the three and six months ended June 30, 2022, respectively, primarily attributable to content impairments from a global strategic review of content and employee terminations related to cost reduction efforts and management changes as a result of the Merger. (See Note 5 to the accompanying consolidated financial statements.)
Loss (Gain) on Disposition
Gain on disposition was $72 million for the three and six months ended June 30, 2021, and was primarily attributable to the sale of our Great American Country network. (See Note 3 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net increased $354 million and $344 million for the three and six months ended June 30, 2022, respectively, primarily attributable to assumed debt as a result of the Merger. (See Note 10 and Note 12 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
We reported losses from our equity method investees of $43 million and $57 million for the three and six months ended June 30, 2022, as compared to losses of $7 million and $11 million for the three and six months ended June 30, 2021,respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 9 to the accompanying consolidated financial statements.)

Other (Expense) Income, net
The table below presents the details of other (expense) income, net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency (losses) gain, net	$(81)	$(5)	$(70)	$47
(Losses) gains on derivative instruments, net	(24)	(1)	473	(21)
Change in the value of investments with readily determinable fair value	(70)	29	(90)	46
Gain on sale of equity method investments	133	(1)	133	4
Change in fair value of equity investments without readily determinable fair value	—	81	—	81
Other (expense) income, net	(9)	2	(7)	16
Total other (expense) income, net	$(51)	$105	$439	$173
Income Tax Benefit (Expense)
Income tax benefit was $836 million and $635 million for the three and six months ended June 30, 2022, respectively, and income tax expense was $2 million and $108 million for the three and six months ended June 30, 2021, respectively. The decrease in the three months ended June 30, 2022 was primarily attributable to a decrease in pre-tax book income. The decrease is partially offset by the unfavorable tax adjustment related to the preferred stock conversion transaction expense discussed in Note 2 recorded in the three months ended June 30, 2022 that was not deductible for tax purposes and a deferred tax benefit of $162 million recorded in the three months ended June 30, 2021 as a result of the UK Finance Act 2021 that was enacted in June 2021.
Income tax benefit for the three and six months ended June 30, 2022 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions, state and local income taxes, and the non-tax deductible preferred stock conversion transaction expense discussed above.
Segment Results of Operations
The Company evaluates the operating performance of its operating segments based on financial measures such as revenues and Adjusted EBITDA. Adjusted EBITDA is defined as operating income excluding:
•employee share-based compensation;
•depreciation and amortization;
•restructuring, facility consolidation, and other charges;
•certain impairment charges;
•gains and losses on business and asset dispositions;
•certain inter-segment eliminations;
• third-party transaction and integration costs;
•amortization of purchase accounting fair value step-up for content;
•amortization of capitalized interest for content; and
•other items impacting comparability.
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring and other charges, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.

The table below presents our reconciliation of consolidated net income available to Warner Bros. Discovery, Inc. to Adjusted EBITDA and Adjusted EBITDA by segment (in millions).

	Three Months Ended June 30,
	2022	2021	% Change
Net (loss) income available to Warner Bros. Discovery, Inc.	$(3,418)	$672	NM
Net income attributable to redeemable noncontrolling interests	3	8	(63)%
Net income attributable to noncontrolling interests	7	38	(82)%
Income tax (benefit) expense	(836)	2	NM
(Loss) income before income taxes	(4,244)	720	NM
Other expense (income), net	51	(105)	NM
Loss from equity investees, net	43	7	NM
Interest expense, net	511	157	NM
Operating (loss) income	(3,639)	779	NM
Loss (gain) on disposition	4	(72)	NM
Restructuring and other charges	1,033	7	NM
Depreciation and amortization	2,266	341	NM
Employee share-based compensation	147	27	NM
Transaction and integration costs	983	35	NM
Amortization of fair value step-up for content	870	—	NM
Adjusted EBITDA	$1,664	$1,117	49%

Adjusted EBITDA
Studios	$239	$2	NM
Networks	2,262	1,538	47%
DTC	(518)	(329)	57%
Corporate	(305)	(94)	NM
Inter-segment eliminations	(14)	—	NM
Adjusted EBITDA	$1,664	$1,117	49%

	Six Months Ended June 30,
	2022	2021	% Change
Net (loss) income available to Warner Bros. Discovery, Inc.	$(2,962)	$812	NM
Net income attributable to redeemable noncontrolling interests	6	13	(54)%
Net income attributable to noncontrolling interests	23	84	(73)%
Income tax (benefit) expense	(635)	108	NM
(Loss) income before income taxes	(3,568)	1,017	NM
Other (income) expense, net	(439)	(173)	NM
Loss from equity investees, net	57	11	NM
Interest expense, net	664	320	NM
Operating (loss) income	(3,286)	1,175	NM
Loss (gain) on disposition	4	(72)	NM
Restructuring and other charges	1,038	22	NM
Depreciation and amortization	2,791	702	NM
Employee share-based compensation	204	88	NM
Transaction and integration costs	1,070	39	NM
Amortization of fair value step-up for content	870	—	NM
Adjusted EBITDA	$2,691	$1,954	38%

Adjusted EBITDA
Studios	$242	$4	NM
Networks	3,617	2,947	23%
DTC	(745)	(819)	(9)%
Corporate	(409)	(178)	NM
Inter-segment eliminations	(14)	—	NM
Adjusted EBITDA	$2,691	$1,954	38%
The table below presents the calculation of Adjusted EBITDA (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Revenues:
Studios	$2,796	$2	NM	$2,801	$7	NM
Networks	5,742	2,844	NM	8,615	5,504	57%
DTC	2,225	216	NM	2,506	343	NM
Corporate	13	—	NM	13	—	NM
Inter-segment eliminations	(949)	—	NM	(949)	—	NM
Total revenues	9,827	3,062	NM	12,986	5,854	NM
Costs of revenues, excluding depreciation and amortization	5,755	1,055	NM	6,991	2,024	NM
Selling, general and administrative (a)	2,408	890	NM	3,304	1,876	76%
Adjusted EBITDA	$1,664	$1,117	49%	$2,691	$1,954	38%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs.

 Studios Segment
The following tables present, for our Studio segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$10	$—	$10	$—	$27	$27	NM	(63)%	(63)%
Distribution	4	1	5	—	5	5	NM	—%	—%
Content	2,636	551	3,187	2	3,195	3,197	NM	—%	3%
Other	146	16	162	—	104	104	NM	56%	56%
Total revenues	2,796	568	3,364	2	3,331	3,333	NM	1%	4%
Costs of revenues, excluding depreciation and amortization	2,006	328	2,334	—	2,244	2,244	NM	4%	6%
Selling, general and administrative	551	70	621	—	650	650	NM	(4)%	(2)%
Adjusted EBITDA	239	170	409	2	437	439	NM	(7)%	—%
Depreciation and amortization	158	(21)	137	—	172	172
Employee share-based compensation	—	1	1	—	11	11
Restructuring and other charges	200	(38)	162	—	—	—
Amortization of fair value step-up for content	563	(238)	325	—	380	380
Operating (loss) income	$(682)	$466	$(216)	$2	$(126)	$(124)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

	Six Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$10	$9	$19	$—	$48	$48	NM	(60)%	(60)%
Distribution	4	6	10	—	8	8	NM	25%	25%
Content	2,641	3,898	6,539	7	6,259	6,266	NM	4%	7%
Other	146	154	300	—	185	185	NM	62%	62%
Total revenues	2,801	4,067	6,868	7	6,500	6,507	NM	6%	8%
Costs of revenues, excluding depreciation and amortization	2,007	2,392	4,399	2	4,334	4,336	NM	1%	3%
Selling, general and administrative	552	698	1,250	1	1,301	1,302	NM	(4)%	(2)%
Adjusted EBITDA	242	977	1,219	4	865	869	NM	40%	46%
Depreciation and amortization	158	115	273	—	345	345
Employee share-based compensation	—	26	26	—	61	61
Restructuring and other charges	200	(38)	162	—	38	38
Amortization of fair value step-up for content	563	106	$669	—	1,032	1,032
Operating (loss) income	$(679)	$768	$89	$4	$(611)	$(607)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and adjusted EBITDA are substantially attributable to the Merger.
Revenues
Content revenue increased 3% and 7% for the three and six months ended June 30, 2022, respectively. The increase for the three months ended June 30, 2022 was primarily attributable to higher games revenue with the release of LEGO Star Wars - The Skywalker Saga, partially offset by lower TV licensing, home entertainment and theatrical rental revenue. The decrease in TV licensing was primarily attributable to lower TV production revenue, partially offset by the timing of new series availabilities. Theatrical performance was unfavorably impacted by the timing of releases, and home entertainment across theatrical and television product was lower due to strong COVID-induced demand in the prior year quarter.
The increase for the six months ended June 30, 2022 was primarily attributable to higher theatrical film rental revenue and TV licensing revenue, partly offset by lower home entertainment revenue. Theatrical performance was favorably impacted by performance of The Batman, which was released in the first quarter of 2022. The increase in TV licensing revenue was primarily attributable to timing of availabilities across theatrical and television product, partially offset by lower TV production revenue.
Other revenue increased 56% and 62% for the three and six months ended June 30, 2022, respectively. The increase for the three and six months ended June 30, 2022 was primarily attributable to increased studio operations revenues from the reopening of Warner Bros. Studio Tour London.
Costs of Revenues
Costs of revenues increased 6% and 3% for the three and six months ended June 30, 2022, respectively. The increase for the three and six months ended June 30, 2022 was primarily attributable to higher games and theatrical content expense, partially offset by lower content expense for television products.
Selling, General and Administrative
Selling, general and administrative expenses decreased 2% for the three and six months ended June 30, 2022, respectively. The decrease for the three and six months ended June 30, 2022 was primarily attributable to lower marketing expenses due to fewer theatrical releases, partially offset by higher bad debt expense.
Adjusted EBITDA
Adjusted EBITDA was flat and increased 46% for the three and six months ended June 30, 2022, respectively.

 Networks Segment
The table below presents, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$2,624	$178	$2,802	$1,601	$1,195	$2,796	64%	—%	2%
Distribution	2,841	171	3,012	1,132	1,955	3,087	NM	(2)%	(1)%
Content	220	21	241	96	123	219	NM	10%	11%
Other	57	9	66	15	47	62	NM	6%	6%
Total revenues	5,742	379	6,121	2,844	3,320	6,164	NM	(1)%	1%
Costs of revenues, excluding depreciation and amortization	2,767	253	3,020	874	1,848	2,722	NM	11%	14%
Selling, general and administrative	713	31	744	432	328	760	65%	(2)%	—%
Adjusted EBITDA	2,262	95	2,357	1,538	1,144	2,682	47%	(12)%	(11)%
Depreciation and amortization	1,482	(283)	1,199	262	1,061	1,323
Employee share-based compensation	—	—	—	—	8	8
Restructuring and other charges	308	(5)	303	7	—	7
Transaction and integration costs	1	—	1	—	—	—
Amortization of fair value step-up for content	1	293	294	—	280	280
Inter-segment eliminations	(2)	—	(2)	—	—	—
Loss on disposition	—	—	—	(72)	—	(72)
Operating income	$472	$90	$562	$1,341	$(205)	$1,136

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

	Six Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$4,054	$1,380	$5,434	$2,993	$2,449	$5,442	35%	—%	2%
Distribution	3,961	2,183	6,144	2,281	3,968	6,249	74%	(2)%	—%
Content	536	220	756	202	324	526	NM	44%	46%
Other	64	55	119	28	80	108	NM	10%	10%
Total revenues	8,615	3,838	12,453	5,504	6,821	12,325	57%	1%	3%
Costs of revenues, excluding depreciation and amortization	3,822	2,102	5,924	1,691	3,547	5,238	NM	13%	15%
Selling, general and administrative	1,176	352	1,528	866	664	1,530	36%	—%	2%
Adjusted EBITDA	3,617	1,384	5,001	2,947	2,610	5,557	23%	(10)%	(10)%
Depreciation and amortization	1,887	594	2,481	534	2,173	2,707
Employee share-based compensation	—	9	9	—	17	17
Restructuring and other charges	312	(5)	307	21	5	26
Transaction and integration costs	—	—	—	4	—	4
Amortization of fair value step-up for content	1	419	420	—	401	401
Inter-segment eliminations	(2)	—	(2)	—	—	—
Loss on disposition	—	—	—	(72)	—	(72)
Operating income	$1,419	$367	$1,786	$2,460	$14	$2,474

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and adjusted EBITDA are substantially attributable to the Merger.
Revenues
Advertising revenue increased 2% for the three and six months ended June 30, 2022, primarily attributable to increased sports advertising in the U.S., partially offset by lower news, kids, and general entertainment in the U.S. International networks were, in part, impacted by the sale of Chilevisión in September 2021.
Distribution revenue decreased 1% and was flat for the three and six months ended June 30, 2022, respectively, primarily attributable to a decline in linear subscribers in the U.S. and lower contractual affiliate rates in some European markets, partially offset by an increase in U.S. contractual affiliate rates.
Content revenue increased 11% and 46% for the three and six months ended June 30, 2022, respectively. The increase for the three months ended June 30, 2022 was primarily attributable to higher inter-segment licensing of digital content. The increase for the six months ended June 30, 2022 was primarily attributable to higher third party international licensing of sports rights, mainly related to Olympic sports rights to broadcast networks throughout Europe.
Other revenue increased 6% and 10% for the three and six months ended June 30, 2022, respectively.
Costs of Revenues
Cost of revenues increased 14% and 15% for the three and six months ended June 30, 2022, respectively. The increase for the three and six months ended June 30, 2022 was primarily attributable to higher sports rights and content expense.

Selling, General and Administrative
Selling, general and administrative expenses were flat for the three months ended June 30, 2022, as higher marketing expenses were offset by cost synergies, and increased 2% for the six months ended June 30, 2022, primarily attributable to higher marketing offset by cost synergies.
Adjusted EBITDA
Adjusted EBITDA decreased 11% and 10% for the three and six months ended June 30, 2022, respectively.
 DTC Segment
The following tables present, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$96	$1	$97	$33	$4	$37	NM	NM	NM
Distribution	1,993	171	2,164	180	1,996	2,176	NM	(1)%	1%
Content	132	11	143	2	134	136	NM	5%	5%
Other	4	2	6	1	2	3	NM	NM	NM
Total revenues	2,225	185	2,410	216	2,136	2,352	NM	2%	4%
Costs of revenues, excluding depreciation and amortization	1,902	165	2,067	183	1,396	1,579	NM	31%	33%
Selling, general and administrative	841	62	903	362	646	1,008	NM	(10)%	(10)%
Adjusted EBITDA	(518)	(42)	(560)	(329)	94	(235)	(57)%	NM	NM
Depreciation and amortization	554	(107)	447	54	445	499
Employee share-based compensation	—	(1)	(1)	—	3	3
Restructuring and other charges	475	(3)	472	—	1	1
Amortization of fair value step-up for content	65	(23)	42	—	48	48
Inter-segment eliminations	10	—	10	—	—	—
Loss on disposition	4	—	4	—	—	—
Operating loss	$(1,626)	$92	$(1,534)	$(383)	$(403)	$(786)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

	Six Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$142	$36	$178	$50	$6	$56	NM	NM	NM
Distribution	2,225	2,150	4,375	289	3,806	4,095	NM	7%	8%
Content	134	230	364	3	245	248	NM	47%	47%
Other	5	3	8	1	8	9	NM	(11)%	(11)%
Total revenues	2,506	2,419	4,925	343	4,065	4,408	NM	12%	13%
Costs of revenues, excluding depreciation and amortization	2,082	1,881	3,963	335	2,667	3,002	NM	32%	34%
Selling, general and administrative	1,169	909	2,078	827	1,258	2,085	41%	—%	—%
Adjusted EBITDA	(745)	(371)	(1,116)	(819)	140	(679)	9%	(64)%	(67)%
Depreciation and amortization	650	267	917	121	910	1,031
Employee share-based compensation	—	—	—	—	8	8
Restructuring and other charges	475	(3)	472	1	4	5
Transaction and integration costs	1	—	1	—	—	—
Amortization of fair value step-up for content	65	20	85	—	98	98
Inter-segment eliminations	10	—	10	—	—	—
Loss on disposition	4	—	4	—	—	—
Operating loss	$(1,950)	$(655)	$(2,605)	$(941)	$(880)	$(1,821)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and adjusted EBITDA are substantially attributable to the Merger.
Revenues
As of June 30, 2022, we had 92 million core DTC subscribers.1
Advertising revenue increased $61 million and $123 million for the three and six months ended June 30, 2022, respectively, primarily attributable to the launch of the HBO Max ad-supported tier in June 2021 and subscriber growth on the discovery+ ad-lite tier.
Distribution revenue increased 1% and 8% for the three and six months ended June 30, 2022, respectively, primarily attributable to global retail subscriber gains at discovery+ and HBO Max that were largely offset by lower domestic wholesale subscribers resulting from the Amazon Channels expiration in September 2021 for HBO Max.
Content revenue increased 5% and 47% for the three and six months ended June 30, 2022, respectively, primarily attributable to higher licensing of HBO Max content to third parties.
1 We define a “Core DTC Subscription” as:
a) a retail subscription to discovery+, HBO or HBO Max for which we have recognized subscription revenue, whether directly or through a third party, from a direct-to-consumer platform; b) a wholesale subscription to discovery+, HBO, or HBO Max for which we have recognized subscription revenue from a fixed-fee arrangement with a third party and where the individual user has activated their subscription; and c) a wholesale subscription to discovery+, HBO or HBO Max for which we have recognized subscription revenue on a per subscriber basis.
We may refer to the aggregate number of Core DTC Subscriptions as “subscribers.”
The reported number of “subscribers” included herein and the definition of “Core DTC Subscription” as used herein excludes:
a) individuals who subscribe to DTC products, other than discovery+, HBO and HBO Max, that may be offered by us or by certain joint venture partners or affiliated parties from time to time; b) a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time (such subscribers may also be referred to as “non-core” subscribers); c) domestic, and international Cinemax subscribers, and international basic HBO subscribers; and d) users on free trials.

Costs of Revenues
Costs of revenues increased 33% and 34% for the three and six months ended June 30, 2022, respectively, primarily attributable to increased investments in programming expenses to support existing platforms and new market launches.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 10% for the three months ended June 30, 2022 and was flat for the six months ended June 30, 2022. The decrease for the three months ended June 30, 2022 was primarily attributable to more efficient and measured marketing-related spend to support discovery+ and HBO Max.
Adjusted EBITDA
Adjusted EBITDA decreased $338 million and $451 million for the three and six months ended June 30, 2022, respectively.
Corporate
The following table presents our unallocated corporate amounts including certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Three Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues	$13	$3	$16	$—	$10	$10	NM	60%	60%
Costs of revenues, excluding depreciation and amortization	11	6	17	(2)	99	97	NM	(82)%	(82)%
Selling, general and administrative	307	97	404	96	158	254	NM	59%	62%
Adjusted EBITDA	(305)	(100)	(405)	(94)	(247)	(341)	NM	(19)%	(21)%
Employee share-based compensation	147	(32)	115	27	63	90
Depreciation and amortization	72	(14)	58	25	47	72
Restructuring and other charges	68	(43)	25	—	(1)	(1)
Transaction and integration costs	982	(782)	200	35	1	36
Inter-segment eliminations	(8)	—	(8)	—	—	—
Operating loss	$(1,566)	$771	$(795)	$(181)	$(357)	$(538)

	Six Months Ended June 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues	$13	$19	$32	$—	$16	$16	NM	NM	NM
Costs of revenues, excluding depreciation and amortization	11	50	61	(4)	181	177	NM	(66)%	(66)%
Selling, general and administrative	411	322	733	182	276	458	NM	60%	63%
Adjusted EBITDA	(409)	(353)	(762)	(178)	(441)	(619)	NM	(23)%	(25)%
Employee share-based compensation	204	(11)	193	88	138	226
Depreciation and amortization	96	11	107	47	94	141
Restructuring and other charges	69	(44)	25	—	44	44
Transaction and integration costs	1,069	(564)	505	35	790	825
Inter-segment eliminations	(8)	—	(8)	—	—	—
Operating loss	$(1,839)	$255	$(1,584)	$(348)	$(1,507)	$(1,855)

Corporate operations primarily consist of executive management, administrative support services, substantially all of our share-based compensation, and third-party transaction and integration costs.
As reported transaction and integration costs for the three and six months ended June 30, 2022 included the impact of the issuance of additional shares of common stock to Advance/Newhouse Programming Partnership of $789 million upon the closing of the Merger. (See Note 2 to the accompanying consolidated financial statements.)
Inter-segment Eliminations
The following tables presents our inter-segment eliminations, by revenue and expense (in millions):

	Three Months Ended June 30,
	2022				2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined		Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)

Inter-segment revenue eliminations	$(949)	$(139)	$(1,088)		$—	$(648)	$(648)	NM	(68)%	(68)%
Inter-segment expense eliminations	(935)	(116)	(1,051)		—	(679)	(679)	NM	(55)%	(55)%
Adjusted EBITDA	(14)	(23)	(37)	—	—	31	31	NM	NM	NM
Restructuring and other charges	(18)	—	(18)		—	—	—
Amortization of fair value step-up for content	241	—	241		—	—	—
Operating income (loss)	$(237)	$(23)	$(260)		$—	$31	$31

	Six Months Ended June 30,
	2022				2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined		Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)

Inter-segment revenue eliminations	$(949)	$(1,065)	$(2,014)		$—	$(1,323)	$(1,323)	NM	(52)%	(52)%
Inter-segment expense eliminations	(935)	(1,038)	(1,973)		—	(1,361)	(1,361)	NM	(45)%	(45)%
Adjusted EBITDA	(14)	(27)	(41)	—	—	38	38	NM	NM	NM
Restructuring and other charges	(18)	—	(18)		—	—	—
Amortization of fair value step-up for content	241	—	241		—	—	—
Operating income (loss)	$(237)	$(27)	$(264)		$—	$38	$38
Inter-segment revenue and expense eliminations primarily represent inter-segment content transactions and marketing and promotion activity between reportable segments. In our current segment structure, in certain instances, production and distribution activities are in different segments. Inter-segment content transactions are presented “gross” (i.e. the segment producing and/or licensing the content reports revenue and profit from inter-segment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on the separate “Eliminations” line when presenting our summary of segment results). Generally, timing of revenue recognition is similar to the reporting of third-party transactions. The segment distributing the content, e.g. via our DTC or linear services, capitalizes the cost of inter-segment content transactions, including “mark-ups” and amortizes the costs over the shorter of the license term, if applicable, or the expected period of use. The content amortization expense related to the inter-segment profit is also eliminated on the separate “Eliminations” line when presenting our summary of segment results.

FINANCIAL CONDITION
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2022, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2022, we had $2.6 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock, and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. As of June 30, 2022, we also have a $6.0 billion revolving credit facility and a $1.5 billion commercial paper program, as described below. In connection with the Merger, we incurred a substantial amount of additional third-party indebtedness, which has significantly increased our future financial commitments, including aggregate interest payments.
•Debt
Revolving Credit Facility and Commercial Paper
In June 2021, Discovery Communications, LLC (“DCL”) entered into a multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. DCL has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Revolving Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1 billion from the lenders upon satisfaction of certain conditions. Obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), and WarnerMedia Holdings, Inc. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2022, DCL was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the six months ended June 30, 2022, we borrowed and repaid $90 million under our commercial paper program. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Derivatives
We received investing proceeds of $720 million during the six months ended June 30, 2022 from the unwind and settlement of derivative instruments. (See Note 12 to the accompanying consolidated financial statements.)
•Investments and Business Combinations
During the six months ended June 30, 2022, we completed the sale of our minority interest in Discovery Education and received cash of $138 million.
In addition, we acquired $2.4 billion of cash in conjunction with the Merger.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market HBO Max and discovery+, principal and interest payments on our outstanding senior notes, funding for various equity method and other investments, and repurchases of our capital stock.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content. Subsequent to the Merger, contractual commitments to acquire content have increased significantly compared to our commitments as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. (See Note 19 to the accompanying consolidated financial statements.)

•Debt
Term Loan
During the six months ended June 30, 2022, the Company repaid $3.5 billion of aggregate principal amount outstanding of its term loans due October 2023 and April 2025.
Senior Notes
During the six months ended June 30, 2022, we repaid in full at maturity $327 million aggregate principal amount outstanding of our 2.375% Euro Denominated Senior Notes due March 2022. In addition, we have $106 million, $796 million, and $192 million of senior notes coming due in February, March, and April 2023, respectively.
In anticipation of the Merger, WarnerMedia Holdings, Inc., formerly a wholly owned subsidiary of AT&T, entered into a $10 billion term loan credit agreement (the “Term Loan Credit Agreement”) and issued $30 billion aggregate principal amount of senior unsecured notes. The proceeds were used to fund the cash payments to AT&T and to otherwise fund the Merger and pay fees and expenses. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor under the Term Loan Credit Agreement or the Revolving Credit Agreement, and will rank equally with all of the Company's other unsecured senior debt.
On a consolidated basis, we also assumed an additional $1.5 billion of senior notes (at par value) issued by the WarnerMedia Business that existed prior to the Merger.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $307 million during the six months ended June 30, 2022, including amounts capitalized to support our next generation platforms, such as HBO Max and discovery+. In addition, we expect to continue to incur significant costs to develop and market HBO Max and discovery+ streaming products in the future.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 9 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the six months ended June 30, 2022, we contributed $109 million for investments in and advances to our investees.
We expect to incur significant, one-time transaction and integration costs during the first year following the Merger. (See Note 3 to the accompanying consolidated financial statements.)
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we have redeemable equity balances of $328 million at June 30, 2022, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $264 million and $213 million for the six months ended June 30, 2022 and 2021, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations, and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion repurchase authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. During the six months ended June 30, 2022, we did not repurchase any of our common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2022, we made cash payments of $442 million and $390 million for income taxes and interest on our outstanding debt, respectively. We expect cash required for interest payments to increase significantly as a result of the Merger.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2022	2021
Cash, cash equivalents, and restricted cash, beginning of period	$3,905	$2,122
Cash provided by operating activities	1,334	1,103
Cash provided by investing activities	2,880	196
Cash used in financing activities	(4,157)	(538)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	(49)
Net change in cash, cash equivalents, and restricted cash	(9)	712
Cash, cash equivalents, and restricted cash, end of period	$3,896	$2,834
Operating Activities
Cash provided by operating activities was $1,334 million and $1,103 million during the six months ended June 30, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income excluding non-cash items, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash provided by investing activities was $2,880 million and $196 million during the six months ended June 30, 2022 and 2021, respectively. The increase in cash provided by investing activities was primarily attributable to proceeds received from cash acquired during the Merger and from the unwind and settlement of derivative instruments, partially offset by a reduction in cash received from the sales and maturities of investments during the six months ended June 30, 2022.
Financing Activities
Cash used in financing activities was $4,157 million and $538 million during the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in financing activities was primarily attributable to principal repayments made on our term loans and senior notes and an increase in distributions to noncontrolling interests and redeemable noncontrolling interests during the six months ended June 30, 2022.
Capital Resources
As of June 30, 2022, capital resources were comprised of the following (in millions).

	June 30, 2022
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,575	$—	$2,575
Revolving credit facility and commercial paper program	6,000	—	6,000
Term loans	6,500	6,500	—
Senior notes (a)	46,259	46,259	—
Total	$61,334	$52,759	$8,575

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2022 had interest rates that ranged from 1.82% to 9.15% and will mature between 2023 and 2062.

In anticipation of the Merger, WarnerMedia Holdings, Inc., formerly a wholly owned subsidiary of AT&T, entered into the Term Loan Credit Agreement and issued $30 billion aggregate principal amount of senior unsecured notes. The proceeds were used to fund the cash payments to AT&T and to otherwise fund the Merger and pay fees and expenses. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor under the Term Loan Credit Agreement or the Credit Agreement, and will rank equally with all of the Company's other unsecured senior debt.
On a consolidated basis, we also assumed an additional $1.5 billion of senior notes (at par value) issued by the WarnerMedia Business that existed prior to the Merger.

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
As of June 30, 2022, we held $1.2 billion of our $2.6 billion of cash and cash equivalents in our foreign subsidiaries. The Tax Cuts and Jobs Act of 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of June 30, 2022 and December 31, 2021, all of the Company’s outstanding $14.7 billion registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. As of June 30, 2022, the Company also has outstanding $30.0 billion of senior notes issued by WarnerMedia Holdings, Inc. and guaranteed by the Company, Scripps and DCL; $1.5 billion of senior notes issued by the legacy WarnerMedia Business (not guaranteed); and approximately $23 million of un-exchanged senior notes issued by Scripps Networks (not guaranteed). (See Note 10 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also 100% owned by the Company.
The tables below present the summarized financial information as combined for Warner Bros. Discovery, Inc. (the “Parent”), Scripps Networks, DCL, and WarnerMedia Holdings, Inc. (collectively, the “Obligors”). All guarantees of DCL and WarnerMedia Holdings, Inc.'s senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes.
Note Guarantees issued by Scripps Networks, DCL or WarnerMedia Holdings, Inc., or any subsidiary of the Parent that in the future issues a Note Guarantee (each, a “Subsidiary Guarantor”) may be released and discharged (i) concurrently with any direct or indirect sale or disposition of such Subsidiary Guarantor or any interest therein, (ii) at any time that such Subsidiary Guarantor is released from all of its obligations under its guarantee of payment, (iii) upon the merger or consolidation of any Subsidiary Guarantor with and into DCL, WarnerMedia Holdings, Inc. or the Parent or another Subsidiary Guarantor, as applicable, or upon the liquidation of such Subsidiary Guarantor and (iv) other customary events constituting a discharge of the Obligors’ obligations.
Summarized Financial Information
The Company has included the accompanying summarized combined financial information of the Obligors after the elimination of intercompany transactions and balances among the Obligors and the elimination of equity in earnings from and investments in any subsidiary of the Parent that is a non-guarantor (in millions). The summarized balance sheet information as of December 31, 2021 does not include information with respect to WarnerMedia Holdings, Inc., as WarnerMedia Holdings, Inc. was a wholly-owned subsidiary of AT&T with de minimis assets and no operating activities for the year ended December 31, 2021. The summarized income statement information for the six months ended June 30, 2022 includes information with respect to WarnerMedia Holdings, Inc. beginning subsequent to the close of the Merger.

	June 30, 2022	December 31, 2021
Current assets	$1,809	$4,452
Non-guarantor intercompany trade receivables, net	109	85
Noncurrent assets	5,853	5,969
Current liabilities	1,938	1,018
Noncurrent liabilities	51,318	15,778

Six Months Ended June 30, 2022
Revenues	$1,099
Operating income	(770)
Net income	(882)
Net income available to Warner Bros. Discovery, Inc.	(886)
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Subsequent to the Merger, total contractual commitments, particularly in respect of long-term debt and content purchase obligations, have increased significantly compared to our commitments set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. (See Note 10 and Note 19 to the accompanying consolidated financial statements.)
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily the Liberty Group and our equity method investees. (See Note 18 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except for updates to accounting policies as a result of the Merger described in Note 1 to the accompanying consolidated financial statements, our critical accounting policies and estimates have not changed since December 31, 2021. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, see “Critical Accounting Policies and Estimates” included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K:
•Uncertain tax positions;
•Goodwill and intangible assets;
•Content rights;
•Consolidation; and
•Revenue recognition
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the six months ended June 30, 2022. (See Note 1 to the accompanying consolidated financial statements.)
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
•a failure to secure affiliate or distribution agreements or the renewal of such agreements or other wholesale subscription or bundled service arrangements on less favorable terms;
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
•realizing direct-to-consumer subscriber goals, including through the activation of subscriptions by subscribers receiving access through bundled services or other wholesale subscription arrangements;
•future financial performance, including availability, terms, and deployment of capital;
•inherent uncertainties involved in the estimates and assumptions used in the preparation of financial forecasts;
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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. For additional risk factors, refer to Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Q1 10-Q”) and this Quarterly Report on Form 10-Q for the period ended June 30, 2022. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2021 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2021.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
On April 8, 2022, Discovery completed its merger with WM. (See Note 3 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended June 30, 2022, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the normal course of business, we experience routine claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims and proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. (See Note 19 to the accompanying consolidated financial statements.)
As of July 1, 2022, eight lawsuits had been filed by alleged Discovery stockholders against the Company related to the preliminary proxy statement filed with the SEC in connection with the Merger. The cases have been dismissed.
The dismissed cases are as follows: A complaint captioned Rahman v. Discovery Inc. et al., Case No. 1:21-cv-09785 (the “Rahman Complaint”), was filed in the United States District Court for the Southern District of New York on November 23, 2021. A complaint captioned Chiao v. Discovery Inc. et al., Case No. 1:21-cv-10409, was filed in the United States District Court for the Southern District of New York on December 6, 2021. A complaint captioned Whitfield v. Discovery Inc. et al., Case No. 1:21-cv-10514 (the “Whitfield Complaint”), was filed by Matthew Whitfield in the United States District Court for the Southern District of New York on December 8, 2021. A complaint captioned Solakian v. Discovery Inc. et al., Case No. 1:21-cv-06806, was filed in the United States District Court for the Eastern District of New York on December 8, 2021. A complaint captioned Finger v. Discovery Inc. et al., Case No. 2:21-cv-09799, was filed in the United States District Court for the Central District of California on December 20, 2021. A complaint captioned Ciccotelli v. Discovery Inc. et al., Case No. 2:21-cv-05566, was filed in the United States District Court for the Eastern District of Pennsylvania on December 21, 2021. A complaint captioned Kent v. Discovery Inc. et al., Case No. 1:22-cv-00033-UNA, was filed by Michael Kent in the United States District Court for the District of Delaware on January 7, 2022. A complaint captioned Jones v. Discovery Inc. et al., Case No. 1:22-cv-00204, was filed by Brian Jones in the United States District Court for the Southern District of New York on January 10, 2022. Each of the above complaints named as defendants Discovery and members of the Discovery Board. The Whitfield Complaint and the Rahman Complaint also named as defendants AT&T, Inc. and Drake Subsidiary, Inc. The Whitfield Complaint named Magallanes, Inc. as an additional defendant. Each of the complaints alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. The complaints generally alleged that the respective defendants filed a materially incomplete and misleading preliminary proxy statement with the SEC. Each of the complaints sought injunctive relief, damages and other relief.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Part I, Item 1A - Risk Factors of the Company’s 2021 Form 10-K and Part II, Item 1A - Risk Factors of the Company's Q1 Form 10-Q, as supplemented by the additional risk factor described below under “Risks Related to Our Industry.” In addition, certain of the risks described in our 2021 Form 10-K and Q1 Form 10-Q are amended and restated as set forth below.
Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.
Risks Related to our Acquisition of the WarnerMedia Business
We could be required to recognize impairment charges related to goodwill and other intangible assets.
The Merger added a significant amount of goodwill and other intangible assets to our consolidated balance sheet. In accordance with GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, including the ongoing effects of the COVID-19 pandemic, disruptions to our business, inability to effectively integrate acquired businesses, underperformance of the WarnerMedia Business as compared to management's initial expectations, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially adversely affect our results of operations in the periods recognized.

We may be unable to provide (or obtain from third parties) the same types and level of services to the WarnerMedia Business that historically have been provided by AT&T or may be unable to provide (or obtain) them at the same cost.
Prior to the Merger, as part of a separate reporting segment of AT&T, the WarnerMedia Business was able to receive services from AT&T. Following the Merger, we have replaced these services either by providing them internally from our existing services or by obtaining them from unaffiliated third parties, including AT&T. These services include AT&T bundling HBO Max with some of its wireless and broadband offerings, and certain administrative and operating functions of which effective and appropriate performance is critical to the operations of the WarnerMedia Business and the Company as a whole following the Merger. AT&T is providing certain services on a transitional basis pursuant to a Transition Services Agreement (the “TSA”) with us. The duration of such services is subject to a limited term set out in the Services Schedule to the TSA. We may have difficulty enforcing the terms of the agreements governing the provision of these services or be unable to replace these services in a timely manner or on terms and conditions as favorable as those the WarnerMedia Business currently receives from AT&T. The costs for these services, or the costs associated with replacing these services, could in the aggregate be higher than the combination of our historical costs and those reflected in the historical financial statements of the WarnerMedia Business. If we are unable to replace the services provided by AT&T or are unable to replace them at the same cost or are delayed in replacing the services provided by AT&T, our results of operations may be materially adversely impacted.
If the results of operations of the WarnerMedia Business following the Merger continue to be below management’s expectations, the Company may not achieve the increases in revenues and net earnings that management expects as a result of the Merger.
In connection with our comprehensive business and strategic review which commenced following the Merger, we determined that certain WarnerMedia budget projections that were made available to us prior to closing varied from what we now view as WarnerMedia’s baseline post-closing. We are actively implementing actions to address these issues. However, as we derive a majority of our revenues and net earnings from the WarnerMedia Business, if the results of operations of the WarnerMedia Business continue to be below management’s expectations, we may not achieve the increases in revenue and net earnings expected as a result of the Merger. Significant factors that could negatively impact the results of operations of the WarnerMedia Business, and therefore harm the results of operations of the Company, include:
•more intense competitive pressure from existing or new competitors;
•fluctuations in the exchange rates in the jurisdictions in which the WarnerMedia Business operates;
•increases in promotional and operating costs for the WarnerMedia Business;
•a decline in the viewership or consumption of content provided by the WarnerMedia Business; and
•additional material variations in the results of operations of the WarnerMedia Business from expectations or projections of such results of operations, any or all of which may prove to be incorrect or inaccurate.
Risks Related to our Industry
If our DTC products fail to attract and retain subscribers, our business, financial condition and results of operations may be adversely impacted.
In January 2021, Discovery launched an aggregated DTC product, discovery+, in the U.S. In May 2020, the WarnerMedia Business launched HBO Max in the U.S. We have incurred and will likely continue to incur significant costs to develop and market discovery+ and HBO Max, including costs related to developing and implementing a go-to-market strategy that coordinates and/or combines our DTC products, and there can be no assurance that consumers and advertisers will embrace our offerings or that subscribers will activate or renew a subscription.

Our discovery+ and HBO Max offerings are subscription-based streaming products and are among many such services in a crowded and competitive landscape. Their success will also be largely dependent on our ability to initially attract, and ultimately retain, subscribers. Competitors to discovery+ and HBO Max include traditional linear programming networks, including our own linear channels, competing subscription video-on-demand services, and other digital entertainment platforms and offerings all vying for consumer time, attention and discretionary spending. If we are unable to effectively market our DTC products or if consumers do not perceive the pricing and related features of our DTC products to be of value versus our competitors, we may not be able to attract and retain subscribers. In particular, decreases in consumer discretionary spending where our DTC products are offered may reduce our ability to attract and retain subscribers to our services, which could have a negative impact on our business. Relatedly, a decrease in viewing subscribers on our advertising-supported DTC products could also have a negative impact on the rates we are able to charge advertisers for advertising-supported services. The ability to attract and retain subscribers will also depend in part on our ability to provide compelling content choices that are differentiated from that of our competitors and that are more attractive than other sources of entertainment that consumers could choose in their free time. Furthermore, our ability to provide a quality subscriber experience and our relative service levels, may also impact our ability to attract and retain subscribers. If existing subscribers, including those who receive subscriptions through wireless and broadband bundling arrangements with third parties, cancel or discontinue their subscriptions for any reason, including as a result of selecting an alternative wireless or broadband plan that does not bundle our products, or due to the availability of competing offerings that are perceived to offer greater value compared to our DTC products, our business may be adversely affected. We must continue to add new subscribers both to replace subscribers who cancel or discontinue their subscriptions and to grow our business. If we are unable to attract and retain subscribers and offset the losses of subscribers who cancel or discontinue their subscriptions to our DTC products, our business, financial condition and results of operations could be adversely affected.
Forecasting our financial results requires us to make judgements and estimates which may differ materially from actual results.
Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, Adjusted EBITDA, free cash flow and core subscriber growth, and other financial and operating data, may differ materially from actual results, including as a result of events outside of our control and other risks and uncertainties described herein. Such discrepancies could cause a decline in the trading price of our common stock.
ITEM 5. Other Information
Aircraft Time Sharing Agreement
On August 1, 2022, Warner Media LLC (“Warner”), a wholly owned subsidiary of the Company, entered into an aircraft time sharing agreement for the use of Warner’s aircrafts (the “Aircraft Time Sharing Agreement”) with David Zaslav, the Company’s President and Chief Executive Officer.
Under the Aircraft Time Sharing Agreement and in accordance with Mr. Zaslav’s amended and restated employment agreement, dated as of May 16, 2021 (as amended, the “Employment Agreement”), Mr. Zaslav is entitled to use the Company’s aircrafts for up to 250 hours of personal use per year, which includes Mr. Zaslav’s spouse traveling separately on the aircraft if such travel is to join Mr. Zaslav at a location where he has travelled for business purposes. The Company shall pay for the first 125 hours of personal use and Mr. Zaslav shall reimburse the Company for personal use in excess of 125 hours. Under the Aircraft Time Sharing Agreement, the reimbursement rate is two times the actual fuel cost for the airplane, in accordance with FAA-permitted reimbursement methods.
Amendment No. 2 to DCL Revolving Credit Agreement
On August 2, 2022, DCL, the Company, Scripps Networks, WMH, certain lenders party thereto and Bank of America, N.A., as administrative agent, entered into the second amendment to the DCL Revolving Credit Agreement (“Amendment No. 2 to Revolver”) to amend the definition of “Consolidated EBITDA” to add back certain cash restructuring costs, charges or expenses subject to a cap equal to 15% of Consolidated EBITDA (prior to giving effect to such add-back).
The foregoing description of Amendment No. 2 to Revolver does not purport to be complete and is qualified in its entirety by reference to Amendment No. 2 to Revolver, a copy of which is attached hereto as Exhibit 10.6 and incorporated by reference herein.
Amendment No. 1 to WMH Term Loan Credit Agreement
On August 2, 2022, WMH, the Company, Scripps Networks, DCL, certain lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, entered into the first amendment to the WMH Term Loan Credit Agreement (“Amendment No. 1 to Term Loan”) to amend the definition of “Consolidated EBITDA” to add back certain cash restructuring costs, charges or expenses subject to a cap equal to 15% of Consolidated EBITDA (prior to giving effect to such add-back).

The foregoing description of Amendment No. 1 to Term Loan does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1 to Term Loan, a copy of which is attached hereto as Exhibit 10.7 and incorporated by reference herein.
JB Perrette Employment Agreement
On August 2, 2022, Discovery Communications, LLC, a wholly owned subsidiary of the Company, entered into an employment agreement with JB Perrette, our President and CEO, Global Streaming and Games (the “Perrette Agreement”).
Pursuant to the Perrette Agreement, Mr. Perrette will continue to serve as our President and CEO, Global Streaming and Games. The term of the Perrette Agreement is effective as of August 2, 2022 and runs through August 1, 2025. The parties may agree to renew the Perrette Agreement at the end of the term. If we desire to renew the Perrette Agreement, Mr. Perrette must be notified to that effect, in writing, no later than 150 days prior to the end of the term of the Perrette Agreement. If a “qualifying renewal offer” (as described below) is not made to Mr. Perrette, Mr. Perrette will be eligible for severance payments in connection with his termination.
For purposes of the Perrette Agreement, a “qualifying renewal offer” is an offer to renew the term of the Perrette Agreement with a meaningful increase in base salary and a bonus target that is at least the same level as in effect under the Perrette Agreement at the end of his term, and with other material terms that are at least as favorable to Mr. Perrette in the aggregate as the material terms of the Perrette Agreement.
Under the Perrette Agreement, Mr. Perrette’s base salary was increased from £1.525 million per annum to $2.5 million per annum, effective as of April 8, 2022 (the same day as the closing of the Merger (the “Closing”). Future salary increases will be reviewed and decided in accordance with the Company’s standard practices and procedures for similarly situated executives. Mr. Perrette’s target annual bonus was increased from 175% of his base salary to 200% of his base salary, effective as of the Closing. There is no guaranteed annual bonus amount. Mr. Perrette is also entitled to certain tax-related benefits related to his relocation from the United Kingdom to Los Angeles, California. In addition, two times per year, Mr. Perrette will be permitted to be accompanied by his family on the Company’s corporate airplane in connection with Mr. Perrette’s business duties in Europe.
Mr. Perrette will also be considered for annual equity grants under the Warner Bros. Discovery, Inc. Stock Incentive Plan (the “Plan”) in accordance with our normal executive compensation processes and practices. Beginning in 2023, and subject to approval from our Compensation Committee, such annual equity grants will have a target grant date value of $8.5 million per annum. Mr. Perrette will also be granted a one-time award of 146,736 restricted stock units (“RSUs”) under the Plan. This one-time award of RSUs shall vest in three equal annual installments, with the first installment vesting on August 2, 2023. The award documents that evidence equity awards made to Mr. Perrette pursuant to the Perrette Agreement shall provide for double-trigger vesting upon an Approved Transaction, Board Change or Control Purchase (each as defined in the Plan). The terms of the equity awards granted to Mr. Perrette under the Perrette Agreement will otherwise be consistent with our normal executive compensation processes and practices, with vesting subject to continued employment, and other terms and conditions, as well as approval of our Compensation Committee in each case.
Mr. Perrette’s employment may be terminated for “cause.” “Cause” for purposes of the Perrette Agreement means: (i) the conviction of, or nolo contendere or guilty plea, to a felony (whether any right to appeal has been or may be exercised); (ii) conduct constituting embezzlement, misappropriation or fraud, whether or not related to Mr. Perrette’s employment with us; (iii) conduct constituting a financial crime, material act of dishonesty or conduct in material violation of our Code of Ethics or other of our written policies of which Mr. Perrette has knowledge; (iv) improper conduct substantially prejudicial to our business (whether financial or otherwise); (v) willful unauthorized disclosure or use of our confidential information; (vi) material improper destruction of our property; or (vii) willful misconduct in connection with the performance of Mr. Perrette’s duties. If Mr. Perrette’s employment is terminated for “cause,” he will be entitled to receive only amounts or benefits that have been earned or vested at the time of his termination, or as may be required by applicable law.

If Mr. Perrettes’s employment is terminated without “cause” (as defined above) or by Mr. Perrette for “good reason”, Mr. Perrette will be eligible to receive the following severance payments: (a) base salary for the longest of (i) the balance of the term of employment under the Perrette Agreement, (ii) twelve (12) months, or (iii) the number of weeks of severance Mr. Perrette would otherwise have been entitled to under our severance plan, in each case subject to a maximum of twenty-four (24) months; (b) annual bonus payments at target under our annual incentive plan for each year in which Mr. Perrette is entitled to base salary continuation under clause (a) above (subject to proration for partial years); and (c) reimbursement of up to eighteen (18) months of COBRA premiums. In certain circumstances in which Mr. Perrette is relieved of all work responsibilities for some period of time prior to the effective date of his termination of employment, salary paid during this period of “garden leave” will be offset against the severance amounts otherwise payable to Mr. Perrette. “Good reason” under the Perrette Agreement means: (a) a material reduction in Mr. Perrette’s duties or responsibilities; (b) a material change in the location of the office where Mr. Perrette works (i.e., relocation outside the Los Angeles, CA metropolitan area); or (c) a material breach of the Perrette Agreement by us, including a diminution of Mr. Perrette’s title or change in the position to which Mr. Perrette reports. These severance amounts are contingent on Mr. Perrette executing a release of claims. Additionally, if Mr. Perrette secures employment or any consulting, contractor or other business arrangement for services during the period during which he is receiving severance payments, the severance payments he is receiving may be reduced by the amounts otherwise payable under the Perrette Agreement by the amount Mr. Perrette receives for those services.
The Perrette Agreement also contains certain nonsolicitation covenants effective during Mr. Perrette’s employment and for a period of twelve (12) months after the conclusion of Mr. Perrette’s employment. If Mr. Perrette ceases to comply with the nonsolicitation clauses in the Perrette Agreement, any unpaid severance payments would be terminated.

ITEM 6. Exhibits.

Exhibit No.	Description

2.1
Amendment No. 2 to Agreement and Plan of Merger, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (filed herewith).

2.2
Letter Agreement, dated as of March 29, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (filed herewith).

2.3
Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (filed herewith).

2.4
Amendment to Separation and Distribution Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (filed herewith).*

3.1
Second Restated Certificate of Incorporation of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

3.2	Amended and Restated Bylaws of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.2 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.1
Twentieth Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).**

4.2
Twenty-First Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.3
Indenture, dated as of March 15, 2022, by and among WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.), AT&T Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.4
First Supplemental Indenture, dated as of April 8, 2022, by and among WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.), Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.5
Registration Rights Agreement, dated as of March 15, 2022, by and among WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.), J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.5 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.6
Counterpart to Registration Rights Agreement, dated as of April 8, 2022, by and between Warner Bros. Discovery, Inc., Discovery Communications, LLC and Scripps Networks Interactive, Inc. (filed herewith).

4.7
Amended and Restated Registration Rights Agreement, dated as of April 11, 2022, by and among Warner Bros. Discovery, Inc., Advance/Newhouse Partnership and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.6 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

4.8
Form of Series A Common Stock Certificate of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed on March 28, 2022 (SEC File No. 333-261188)).

10.1
Transition Services Agreement, dated as of April 8, 2022, by and between AT&T Services, Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc) (incorporated by reference to Exhibit 10.1 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).*

10.2
Intellectual Property Matters Agreement, dated as of April 8, 2022, by and among AT&T Inc., AT&T Intellectual Property LLC and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.2 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).*†

10.3
Credit Agreement, dated as of June 4, 2021, by and among WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.3 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).

10.4
Joinder Agreement, dated as of April 8, 2022, by and between Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), Discovery Communications, LLC, Scripps Networks Interactive, Inc. and JPMorgan Chase Bank, N.A., as agent (filed herewith).

10.5	Joinder Agreement, dated as of April 8, 2022, by and between WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Bank of America, N.A., as administrative agent (filed herewith).

10.6
Amendment No. 2 to Credit Agreement, dated as of August 2, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Scripps Networks Interactive, Inc., WarnerMedia Holdings, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (filed herewith).

10.7
Amendment No. 1 to Credit Agreement, dated as of August 2, 2022, by and among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A., as agent (filed herewith).*

10.8
Purchase and Sale Agreement, dated as of March 27, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (filed herewith).*

10.9
First Amendment and Joinder to Purchase and Sale Agreement, dated as of June 26, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (filed herewith).*

10.10
Second Amendment to Purchase and Sale Agreement, dated as of June 12, 2020, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (filed herewith).*

10.11	Joinder Agreement, dated as of June 30, 2020, by WarnerMedia Direct, LLC (filed herewith).*

10.12	Joinder Agreement, dated as of July 5, 2022, by the various entities party thereto (filed herewith).*

10.13
Third Amendment to Purchase and Sale Agreement, dated as of June 10, 2021, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (file herewith).*

10.14
Second Amended and Restated Receivables Purchase Agreement, dated as of April 7, 2022, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.5 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).*

10.15
Third Amended and Restated Receivables Purchase Agreement, dated as of July 5, 2022, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (filed herewith).*

10.16
Performance Guaranty, dated as of April 7, 2022, by Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.) (incorporated by reference to Exhibit 10.5 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).*

10.17	Warner Bros. Discovery, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.7 on Warner Bros. Discovery, Inc. Current Report on Form 8-K filed on April 12, 2022).***

10.18	Form of Warner Bros. Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees (filed herewith).***

10.19	Form of Warner Bros. Discovery, Inc. Performance Equity Program Nonqualified Stock Option Grant Agreement for Employees (filed herewith).***

10.20	Warner Bros. Discovery, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461)).***

10.21
Warner Bros. Discovery, Inc. 2005 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461)).***

10.22
Warner Bros. Discovery, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461)).***

10.23
First Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (filed herewith).*

10.24
Second Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (filed herewith).*

10.25	Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (filed herewith).*

22	Table of Senior Notes, Issuer and Guarantors (filed herewith)

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)♦

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)♦

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)♦

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)♦

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)♦

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
**Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be supplementally provided to the SEC upon request.
*** Indicates management contract or compensatory plan, contract or arrangement.
†Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be supplementally provided to the SEC upon request.
♦Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Consolidated Statement of Equity for the three and six months ended June 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: August 4, 2022	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 4, 2022	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer