Form 10-Q
period 2022-09-30
Warner Bros. Discovery, Inc.
filed 2022-11-04
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 21, 2022:

Series A Common Stock, par value $0.01 per share	2,428,396,015

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Advertising	$2,042	$1,453	$6,239	$4,496
Distribution	4,990	1,328	11,180	3,898
Content	2,531	352	4,918	564
Other	260	17	472	46
Total revenues	9,823	3,150	22,809	9,004
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	5,627	1,529	13,488	3,553
Selling, general and administrative	2,589	944	7,167	2,947
Depreciation and amortization	2,233	341	5,024	1,043
Restructuring and other charges	1,521	7	2,559	29
Asset impairment and loss (gain) on disposition and disposal groups	43	—	47	(72)
Total costs and expenses	12,013	2,821	28,285	7,500
Operating (loss) income	(2,190)	329	(5,476)	1,504
Interest expense, net	(555)	(159)	(1,219)	(479)
Loss from equity investees, net	(78)	(9)	(135)	(20)
Other (expense) income, net	(28)	72	411	245
(Loss) income before income taxes	(2,851)	233	(6,419)	1,250
Income tax benefit (expense)	566	(36)	1,201	(144)
Net (loss) income	(2,285)	197	(5,218)	1,106
Net income attributable to noncontrolling interests	(21)	(32)	(44)	(116)
Net income attributable to redeemable noncontrolling interests	(2)	(9)	(8)	(22)
Net (loss) income available to Warner Bros. Discovery, Inc.	$(2,308)	$156	$(5,270)	$968
Net (loss) income per share allocated to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(0.95)	$0.24	$(3.00)	$1.47
Diluted	$(0.95)	$0.24	$(3.00)	$1.46
Weighted average shares outstanding:
Basic	2,428	589	1,775	588
Diluted	2,428	663	1,775	665

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(2,285)	$197	$(5,218)	$1,106
Other comprehensive (loss) income adjustments, net of tax:
Currency translation	(690)	(144)	(1,277)	(203)
Derivatives	24	12	(12)	137
Comprehensive (loss) income	(2,951)	65	(6,507)	1,040
Comprehensive income attributable to noncontrolling interests	(21)	(32)	(44)	(116)
Comprehensive income attributable to redeemable noncontrolling interests	(2)	(9)	(8)	(22)
Comprehensive (loss) income attributable to Warner Bros. Discovery, Inc.	$(2,974)	$24	$(6,559)	$902

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,422	$3,905
Receivables, net	6,669	2,446
Prepaid expenses and other current assets	3,581	913
Total current assets	12,672	7,264
Film and television content rights and games, net	28,288	3,832
Property and equipment, net	5,143	1,336
Goodwill	34,450	12,912
Intangible assets, net	46,744	6,317
Other noncurrent assets	8,752	2,766
Total assets	$136,049	$34,427
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,534	$412
Accrued liabilities	10,197	2,230
Deferred revenues	1,688	478
Current portion of debt	1,257	339
Total current liabilities	14,676	3,459
Noncurrent portion of debt, net	48,612	14,420
Deferred income taxes	12,317	1,225
Other noncurrent liabilities	10,364	1,927
Total liabilities	85,969	21,031
Commitments and contingencies (See Note 19)
Redeemable noncontrolling interests	318	363
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 0 shares authorized; 2,658 and 0 shares issued; and 2,428 and 0 shares outstanding	27	—
Preferred stock: $0.01 par value; 1,200 and 0 shares authorized, 0 shares issued and outstanding	—	—
Discovery Series A-1 convertible preferred stock: $0.01 par value; 0 and 8 shares authorized, issued and outstanding	—	—
Discovery Series C-1 convertible preferred stock: $0.01 par value; 0 and 6 shares authorized; 0 and 4 shares issued and outstanding	—	—
Discovery Series A common stock: $0.01 par value; 0 and 1,700 shares authorized; 0 and 170 shares issued; and 0 and 169 shares outstanding	—	2
Discovery Series B convertible common stock: $0.01 par value; 0 and 100 shares authorized; 0 and 7 shares issued and outstanding	—	—
Discovery Series C common stock: $0.01 par value; 0 and 2,000 shares authorized; 0 and 559 shares issued; and 0 and 330 shares outstanding	—	5
Additional paid-in capital	54,547	11,086
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Retained earnings	4,306	9,580
Accumulated other comprehensive loss	(2,119)	(830)
Total Warner Bros. Discovery, Inc. stockholders’ equity	48,517	11,599
Noncontrolling interests	1,245	1,434
Total equity	49,762	13,033
Total liabilities and equity	$136,049	$34,427

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net (loss) income	$(5,218)	$1,106
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	11,441	2,735
Depreciation and amortization	5,024	1,043
Deferred income taxes	(2,105)	(502)
Preferred stock conversion premium	789	—
Share-based compensation expense	317	134
Gain on disposition	45	(72)
Equity in losses of equity method investee companies and cash distributions	178	57
Gain on sale of investments	(144)	(20)
Gain from derivative instruments, net	(479)	—
Other, net	142	(137)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(139)	44
Film and television content rights, games and payables, net	(8,612)	(2,578)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(182)	124
Foreign currency, prepaid expenses and other assets, net	401	(20)
Cash provided by operating activities	1,458	1,914
Investing Activities
Purchases of property and equipment	(623)	(273)
Cash acquired from business acquisition and working capital settlement	3,609	—
Proceeds from sales and maturities of investments	162	498
Investments in and advances to equity investments	(137)	(137)
Proceeds from derivative instruments, net	722	(102)
Purchases of investments	—	(103)
Other investing activities, net	9	87
Cash provided by (used in) investing activities	3,742	(30)
Financing Activities
Principal repayments of term loans	(6,000)	—
Principal repayments of debt, including premiums to par value	(327)	(574)
Distributions to noncontrolling interests and redeemable noncontrolling interests	(286)	(231)
Purchase of redeemable noncontrolling interests	—	(31)
Securitization receivables collected but not remitted	236	—
Borrowings under commercial paper program	885	—
Repayments under commercial paper program	(885)	—
Other financing activities, net	(93)	25
Cash used in financing activities	(6,470)	(811)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(122)	(69)
Net change in cash, cash equivalents, and restricted cash	(1,392)	1,004
Cash, cash equivalents, and restricted cash, beginning of period	3,905	2,122
Cash, cash equivalents, and restricted cash, end of period	$2,513	$3,126

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Discovery, Inc. Preferred Stock		Discovery, Inc. Common Stock		Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
December 31, 2021	12	$—	736	$7	—	$—	$11,086	$(8,244)	$9,580	$(830)	$11,599	$1,434	$13,033
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	456	—	456	16	472
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(117)	(117)	—	(117)
Share-based compensation	—	—	—	—	—	—	53	—	—	—	53	—	53
Tax settlements associated with share-based plans	—	—	—	—	—	—	(38)	—	—	—	(38)	—	(38)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(192)	(192)
Issuance of stock in connection with share-based plans	—	—	3	—	—	—	19	—	—	—	19	—	19
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
March 31, 2022	12	$—	739	$7	—	$—	$11,120	$(8,244)	$10,033	$(947)	$11,969	$1,258	$13,227
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(3,418)	—	(3,418)	7	(3,411)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(506)	(506)	—	(506)
Share-based compensation	—	—	—	—	—	—	143	—	—	—	143	—	143
Conversion and issuance of common stock and noncontrolling interest in connection with the acquisition of the WarnerMedia Business	(12)	—	(739)	(7)	2,658	27	43,173	—	—	—	43,193	2	43,195
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(31)	(31)
Issuance of stock in connection with share-based plans	—	—	—	—	—	—	3	—	—	—	3	—	3
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
June 30, 2022	—	$—	—	$—	2,658	$27	$54,439	$(8,244)	$6,614	$(1,453)	$51,383	$1,236	$52,619
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(2,308)	—	(2,308)	21	(2,287)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(666)	(666)	—	(666)
Share-based compensation	—	—	—	—	—	—	111	—	—	—	111	—	111
Tax settlements associated with share-based plans	—	—	—	—	—	—	(5)	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Issuance of stock in connection with share-based plans	—	—	—	—	—	—	2	—	—	—	2	—	2
September 30, 2022	—	$—	—	$—	2,658	$27	$54,547	$(8,244)	$4,306	$(2,119)	$48,517	$1,245	$49,762

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
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 2 and Note 3). Prior to the Merger, WarnerMedia Holdings, Inc. distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM's retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the distribution representing 71% of the combined company and the Company's pre-Merger shareholders continued to own 29% of the combined company, in each case on a fully diluted basis.
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
Segments
In connection with the Merger, the Company reevaluated and changed its segment presentation during the quarter ended June 30, 2022. Accordingly, beginning in the quarter ended June 30, 2022, and for all periods presented, we are reporting results based on the following segments:
Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/direct-to-consumer (“DTC”) services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
Networks - Our Networks segment primarily consists of our domestic and international television networks.
DTC - Our DTC segment primarily consists of our premium pay TV and digital content services.
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
The process of estimating ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. Prior to the theatrical release of a film, our estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. Subsequent to release, ultimate revenues are updated to reflect initial performance, which is often predictive of future performance. For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as our DTC or linear services), we make a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs and expense such costs as the film or television program is exhibited. For theatrical films, the period over which ultimate revenues from all applicable sources and exhibition windows are estimated does not exceed 10 years from the date of the film’s initial release. For television programs, the ultimate period does not exceed 10 years from delivery of the first episode, or, if still in production, five years from delivery of the most recent episode, if later. For games, the ultimate period does not exceed two years from the date of the game’s initial release. Ultimates for produced content monetized on an individual basis are reviewed and updated (as applicable) on a quarterly basis; any adjustments are applied prospectively as of the beginning of the fiscal year of the change.

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

	September 30, 2022	December 31, 2021
Raw materials	$6	$—
Work in process	6	—
Finished goods	137	1
Total inventory	$149	$1
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
Accounting and Reporting Pronouncements Not Adopted
Government Assistance
In November 2021, the FASB issued guidance requiring disclosure for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other guidance. The annual disclosures include terms and conditions, accounting treatment and impacted financial statement lines reflecting the impact of the transactions. The guidance is effective for annual periods beginning after December 15, 2021. While the guidance will not have an effect on the Company’s consolidated statement of operations or consolidated balance sheets, the Company is currently assessing the impact this guidance will have on its financial statement disclosures.
Supplier Finance Programs
In September 2022, the FASB issued guidance updating the disclosure requirements for supplier finance program obligations. This guidance provides specific authoritative guidance for disclosure of supplier finance programs, including key terms of such programs, amounts outstanding, and where the obligations are presented in the statement of financial position. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods, except for the disclosure of roll forward information, which is effective for annual periods beginning after December 15, 2023. Certain components of this guidance must be applied retrospectively, while others may be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
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
On April 8, 2022, the Company issued 1.7 billion shares of WBD common stock as consideration paid for the acquisition of WM. (See Note 3).

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings Per Share
All share and per share amounts have been retrospectively adjusted to reflect the reclassification and automatic conversion into WBD common stock, except for Series A-1 Preferred Stock, which has not been recast because the conversion of Series A-1 Preferred Stock into WBD common stock in connection with the Merger was considered a discrete event and treated prospectively.
The table below sets forth the Company's calculated earnings per share. Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(2,285)	$197	$(5,218)	$1,106
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	—	(17)	(49)	(104)
Net income attributable to noncontrolling interests	(21)	(32)	(44)	(116)
Net income attributable to redeemable noncontrolling interests	(2)	(9)	(8)	(22)
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted net (loss) income per share	$(2,308)	$139	$(5,319)	$864

Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	$—	$17	$—	$104
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for diluted net (loss) income per share	$(2,308)	$156	$(5,319)	$968

Denominator — weighted average:
Common shares outstanding — basic	2,428	589	1,775	588
Impact of assumed preferred stock conversion	—	71	—	71
Dilutive effect of share-based awards	—	3	—	6
Common shares outstanding — diluted	2,428	663	1,775	665

Basic net (loss) income per share allocated to common stockholders	$(0.95)	$0.24	$(3.00)	$1.47
Diluted net (loss) income per share allocated to common stockholders	$(0.95)	$0.24	$(3.00)	$1.46
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive share-based awards	59	32	48	10
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Purchase Price
The following table summarizes the components of the aggregate purchase consideration paid to acquire WM (in millions).

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
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated standalone amounts compared with the amounts presented above. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022.
Preliminary Purchase Price Allocation
The Company applied the acquisition method of accounting to WM, whereby the excess of the fair value of the purchase price paid over the fair value of identifiable net assets acquired and liabilities assumed was allocated to goodwill. Goodwill reflects the assembled workforce of WM as well as revenue enhancements, cost savings and operating synergies that are expected to result from the Merger. The goodwill recorded as part of the Merger has been provisionally allocated to the Studios, Networks and DTC reportable segments in the amount of $8,938 million, $7,015 million and $5,909 million, respectively, and is not deductible for tax purposes.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The purchase price allocation is preliminary and subject to change. The Company is still evaluating the fair value of film and television library, intangible assets, and income taxes, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the Closing Date becomes available during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur, and the Company will finalize its accounting for the Merger within one year of the Closing Date. The current period adjustments were primarily related to content, taxes, investments, and capitalized interest. The cumulative impact on the consolidated statements of operations for these measurement period adjustments was $129 million for the three months ended September 30, 2022. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, measurement period adjustments, and a reconciliation to total consideration transferred is presented in the table below (in millions).

	Preliminary April 8, 2022	Measurement Period Adjustments	Updated Preliminary April 8, 2022
Cash	$2,419	$(10)	$2,409
Accounts receivable	4,224	(1)	4,223
Other current assets	4,619	(217)	4,402
Film and television library	28,729	(294)	28,435
Property and equipment	4,260	17	4,277
Goodwill	21,513	349	21,862
Intangible assets	44,889	—	44,889
Other noncurrent assets	5,206	442	5,648
Current liabilities	(10,544)	(14)	(10,558)
Debt assumed	(41,671)	(9)	(41,680)
Deferred income taxes	(13,264)	107	(13,157)
Other noncurrent liabilities	(8,004)	(370)	(8,374)
Total consideration paid	$42,376	$—	$42,376

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Category	Valuation Method
Trade names	Relief from royalty method of the income approach
Film and TV content library	Multi-period excess earnings method of the income approach; net book value
Affiliate contracts	Multi-period excess earnings method of the income approach
Franchises	Multi-period excess earnings method of the income approach
Other intangible assets	Multi-period excess earnings method of the income approach
Licensed content	Net book value method
Licensed sports rights	Differential method, a form of the incremental income approach
Recovery rate for advertiser relationships	With-or-without method, a form of the income approach, recovery rate of 4 years
In-place advertising networks	With-or-without method, a form of the income approach
Subscriber relationships	Replacement cost method of the cost approach
Real estate, property and equipment	Cost approach or the income approach, which estimates the value of property based on the income it generates or the market approach, which determines values based on comparable assets purchased under similar conditions
Current and noncurrent debt assumed comprising existing debt of WM, the Term Loan, and the Notes	Quoted prices for identical or similar securities in active markets
The table below presents a summary of intangible assets acquired, exclusive of content assets, and the weighted average useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trade names	$21,084	25
Affiliate, advertising and subscriber relationships	14,700	6
Franchises	7,900	35
Other intangible assets	1,205
Total intangible assets acquired	$44,889
The Company incurred transaction-related costs of $59 million and $340 million for the three and nine months ended September 30, 2022, respectively. These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statement of operations. Additionally, the expense related to the issuance of additional shares of common stock in connection with the conversion of Advance/Newhouse Programming's Series A-1 Preferred Stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger. (See Note 2.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of the Merger, WM's assets, liabilities, and operations were included in the Company's consolidated financial statements from the Closing Date. The following table presents WM revenue and earnings as reported within the consolidated financial statements (in millions).

	Three Months Ended June 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues:
Advertising	$1,163	$761	$1,924
Distribution	3,526	3,730	7,256
Content	2,835	3,147	5,982
Other	208	245	453
Total revenues	7,732	7,883	15,615
Inter-segment eliminations	(840)	(699)	(1,539)
Net revenues	$6,892	$7,184	$14,076
Net loss available to Warner Bros. Discovery, Inc.	$(3,020)	$(2,135)	$(5,155)
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021
Revenues	$10,980	$32,087	$32,913
Net loss available to Warner Bros. Discovery, Inc.	(659)	(4,132)	(2,795)
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
Dispositions
In September 2022, the Company sold 75% of its interest in The CW Network to Nexstar Media Inc. (“Nexstar”), in exchange for Nexstar agreeing to fund a majority of The CW Network’s expenses and the retention of the Company’s share of certain receivables that existed prior to the transaction. There was no cash consideration exchanged in the transaction. The Company recorded an immaterial gain and retained a 12.5% ownership interest in The CW Network, which is accounted for as an equity method investment.
In April 2022, the Company completed the sale of its minority interest in Discovery Education for a sale price of $138 million and recorded a gain of $133 million.
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million and recorded a gain of $76 million.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows (in millions).

	U.S. Networks	International Networks	Studios	Networks	DTC	Total
December 31, 2021	$10,813	$2,099	$—	$—	$—	$12,912
Segment recast (See Note 20)	(10,813)	(2,059)	—	10,555	2,317	—
Acquisitions (See Note 3)	—	—	8,938	7,015	5,909	21,862
Foreign currency translation and other	—	(40)	(16)	(220)	(48)	(324)
September 30, 2022	$—	$—	$8,922	$17,350	$8,178	$34,450
The Networks segment included accumulated goodwill impairments of $1.6 billion as of September 30, 2022 and December 31, 2021. The Studios and DTC segments did not include any accumulated goodwill impairments as of September 30, 2022 and December 31, 2021.
Intangible Assets
Finite-lived intangible assets consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	September 30, 2022			December 31, 2021
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Trademarks and trade names	32	$22,872	$(1,246)	$21,626	$1,716	$(858)	$858
Affiliate, advertising and subscriber relationships	8	23,927	(7,839)	16,088	9,433	(4,303)	5,130
Franchises	35	7,900	(108)	7,792	—	—	—
Character rights	14	995	(35)	960	—	—	—
Other	6	544	(266)	278	395	(227)	168
Total		$56,238	$(9,494)	$46,744	$11,544	$(5,388)	$6,156
Amortization expense relating to finite-lived intangible assets was $1,937 million and $266 million for the three months ended September 30, 2022 and 2021, respectively, and $4,376 million and $814 million for the nine months ended September 30, 2022 and 2021, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	Remaining 2022	2023	2024	2025	2026	Thereafter
Amortization expense	$1,845	$6,479	$4,967	$3,595	$2,592	$27,266
Indefinite-lived intangible assets not subject to amortization (in millions):

	September 30, 2022	December 31, 2021
Trademarks	$—	$161

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Impairment Analysis
During the second quarter of 2022, the Company performed a qualitative goodwill impairment assessment for all reporting units in conjunction with the change in its segment presentation, and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values; therefore, no quantitative goodwill impairment analysis was performed. Due to global macro-economic conditions, the Company will continue to monitor its reporting units for changes that could impact recoverability.
NOTE 5. RESTRUCTURING AND OTHER CHARGES
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the three months ended September 30, 2022, which will include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, including the strategic analysis of content programming, the restructuring program is expected to be substantially completed by the end of 2024.
Restructuring and other charges by reportable segments and corporate were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Studios	$562	$—	$762	$—
Networks	354	6	666	27
DTC	517	1	992	2
Corporate	93	—	162	—
Inter-segment eliminations	(5)	—	(23)	—
Total restructuring and other charges	$1,521	$7	$2,559	$29
Total restructuring charges for the three months ended September 30, 2022 included content impairments of $891 million, organization restructuring costs of $238 million, other content development costs and write-offs of $377 million, and contract terminations costs of $15 million, and for the nine months ended September 30, 2022 included content impairments of $1,392 million, organization restructuring costs of $446 million, other content development costs and write-offs of $706 million, and contract terminations costs of $15 million.
Changes in restructuring and other liabilities recorded in accrued liabilities by major category and by reportable segment and corporate were as follows (in millions).

	U.S. Networks	International Networks	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2021	$4	$13	$—	$—	$—	$2	$19
Segment recast (See Note 20)	(4)	(13)	—	15	—	2	—
Acquisitions (See Note 3)	—	—	40	—	14	55	109
Employee termination accruals, net	—	—	88	95	45	218	446
Cash paid	—	—	(19)	(15)	(13)	(48)	(95)
September 30, 2022	$—	$—	$109	$95	$46	$229	$479

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. REVENUES
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended September 30, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Advertising	$8	$1,944	$106	$(16)	$2,042
Distribution	4	2,924	2,062	—	4,990
Content	2,884	277	145	(775)	2,531
Other	192	69	4	(5)	260
Total	$3,088	$5,214	$2,317	$(796)	$9,823

	Three Months Ended September 30, 2021
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Advertising	$—	$1,416	$37	$—	$1,453
Distribution	—	1,118	210	—	1,328
Content	6	339	7	—	352
Other	—	16	1	—	17
Total	$6	$2,889	$255	$—	$3,150

	Nine Months Ended September 30, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Advertising	$18	$5,998	$248	$(25)	$6,239
Distribution	8	6,885	4,287	—	11,180
Content	5,525	813	279	(1,699)	4,918
Other	338	133	9	(8)	472
Total	$5,889	$13,829	$4,823	$(1,732)	$22,809

	Nine Months Ended September 30, 2021
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Advertising	$—	$4,409	$87	$—	$4,496
Distribution	—	3,399	499	—	3,898
Content	13	541	10	—	564
Other	—	44	2	—	46
Total	$13	$8,393	$598	$—	$9,004

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reserves for Credit Losses
Reserves for accounts receivable reflect expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. The allowance for credit losses was $126 million at September 30, 2022 and $54 million at December 31, 2021. The increase was primarily attributable to the acquisition of existing WM receivables in the Merger with WM. The corresponding expense for the expected credit losses is reflected in selling, general and administrative expenses.
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
The following table presents contract assets and liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	September 30, 2022	December 31, 2021
Contract assets	Prepaid expenses and other current assets	$15	$—
Contract assets	Other noncurrent assets	32	—
Contract liabilities	Deferred revenues	1,688	478
Contract liabilities	Other noncurrent liabilities	296	95
The change in deferred revenue for the nine months ended September 30, 2022 primarily reflects an increase of $1,476 million related to the Merger and cash payments received for which the performance obligation was not satisfied prior to the end of the period, partially offset by $376 million of revenues recognized that were included in the deferred revenue balance at December 31, 2021. Revenue recognized for the nine months ended September 30, 2021 related to the deferred revenue balance at December 31, 2020 was $414 million.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company's distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which the guidance allows the application of a practical expedient to record revenues as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, in these instances revenue is recognized based upon the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees; by calculating one twelfth of annual license fees specified in its distribution contracts; or based on the pro-rata fees earned calculated on the license fees specified in the distribution contract. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $4.9 billion as of September 30, 2022 and is expected to be recognized over the next seven years.
The Company's content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. The transaction price allocated to remaining performance obligations on these contracts was $5.3 billion as of September 30, 2022 and is expected to be recognized over the next eight years.
The Company's brand licensing contracts are licenses of symbolic intellectual property. The transaction price allocated to remaining performance obligations on these contracts was $2.4 billion as of September 30, 2022 and is expected to be recognized over the next 21 years.
The Company's advertising contracts are principally generated from the sale of advertising campaigns comprised of multiple commercial units. In contracts with guaranteed impressions, we have identified the overall advertising campaign as the performance obligation to be satisfied over time, and impressions delivered against the satisfaction of our guarantee as the measure of progress. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $569 million as of September 30, 2022 and is expected to be recognized over the next three years.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. SALES OF RECEIVABLES
Revolving Receivables Program
The Company has a revolving agreement to transfer up to $5,700 million of certain receivables through its bankruptcy-remote subsidiary Warner Bros. Discovery Receivables Funding, LLC to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. The Company services sold receivables for a fee and pays fees to the financial institution in connection with this revolving agreement. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, the Company’s available capacity under this revolving agreement increases and typically the Company transfers additional receivables into the program. Our bankruptcy-remote consolidated subsidiary held $3,242 million of pledged receivables as of September 30, 2022 in connection with this revolving agreement. The gross value of the proceeds received results in derecognition of receivables and the obligations assumed are recorded at fair value. The obligations assumed when proceeds are received relate to expected credit losses on sold receivables and estimated fee payments made on outstanding sold receivables already transferred. The obligations are subsequently adjusted for changes in estimated expected credit losses and interest rates, which are considered Level 3 fair value measurements since the inputs are unobservable. In some cases, the Company may have collections that have not yet been remitted to the bank, resulting in a liability. For the three and nine months ended September 30, 2022, the Company has recognized a $93 million and $134 million net loss in selling, general and administrative expense from the revolving receivables program in the consolidated statements of operations, respectively. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,191 million as of September 30, 2022.
The following table presents a summary of receivables sold (in millions).

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Gross receivables sold/cash proceeds received	$3,283	$6,488
Collections reinvested under revolving agreement	(3,792)	(7,297)
Net cash proceeds received (a)	$(509)	$(809)
Net receivables sold	$3,272	$6,470
Obligations recorded	$129	$227
(a) Includes the collections on receivables sold but not remitted of $236 million at period end.
The following table presents a summary of the amounts transferred or pledged (in millions):

September 30, 2022
Gross receivables pledged as collateral	$3,242
Balance sheet classification:
Receivables, net	$3,041
Other noncurrent assets	$201
Accounts Receivable Factoring
The Company has a factoring agreement to sell certain of its non-U.S. trade accounts receivable on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales in accordance with ASC 860, “Transfers and Servicing”, when its continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchaser of the designated trade accounts receivable. Proceeds from amounts factored are recorded as an increase to cash and cash equivalents and a reduction to receivables, net in the consolidated balance sheets. Cash received is also reflected as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements was $38 million as of September 30, 2022. The impact to the consolidated statements of operations was immaterial for the three and nine months ended September 30, 2022. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized content costs are grouped based on their predominant monetization strategy: individually or as a group. Programming rights include internally developed and licensed content predominately monetized as a group by our Networks and DTC segments. The table below presents the components of content rights (in millions).

	September 30, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$3,196	$—	$3,196
Completed and not released	588	—	588
In production	1,875	—	1,875
Development and pre-production	96	—	96

Television production costs:
Released, less amortization	908	6,560	7,468
Completed and not released	978	491	1,469
In production	453	3,773	4,226
Development and pre-production	45	20	65
Total theatrical film and television production costs	$8,139	$10,844	$18,983
Programming rights, less amortization			9,196
Game development costs, less amortization			724
Total film and television content rights and games			28,903
Less: Current content rights and prepaid license fees, net			(615)
Total noncurrent film and television content rights and games, net			$28,288

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2021
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$—	$—	$—
Completed and not released	—	—	—
In production	—	—	—
Development and pre-production	—	—	—

Television production costs:
Released, less amortization	9	2,432	2,441
Completed and not released	—	—	—
In production	—	770	770
Development and pre-production	—	17	17
Total theatrical film and television production costs	$9	$3,219	$3,228
Programming rights, less amortization			849
Game development costs, less amortization			—
Total film and television content rights			4,077
Less: Current content rights and prepaid license fees, net			(245)
Total noncurrent film and television content rights, net			$3,832
Content expense consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Monetized individually
Content amortization	$1,357	$469	$3,534	$518
Content impairments	322	—	416	—
Total content expense monetized individually	$1,679	$469	$3,950	$518

Monetized as a group
Content amortization	$2,584	$748	$6,492	$2,214
Content impairments	587	2	999	3
Total content expense monetized as a group	$3,171	$750	$7,491	$2,217
Total content expense	$4,850	$1,219	$11,441	$2,735
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments for the three and nine months ended September 30, 2022 of $891 million and $1,392 million, respectively, and content development write-offs for the three and nine months ended September 30, 2022 of $234 million and $563 million, respectively, were due to the abandonment of certain content categories in connection with the strategic realignment of content following the Merger and are reflected in restructuring and other charges in the Studios, Networks and DTC segments. No content impairments were recorded as a component of restructuring and other charges for the three and nine months ended September 30, 2021.
Other content development costs not previously capitalized as content assets for the three and nine months ended September 30, 2022 were $220 million and $292 million, respectively, of which $143 million for the three and nine months ended September 30, 2022 was due to the abandonment of certain content categories in connection with the strategic realignment of content following the Merger and is reflected in restructuring and other charges in the Studios, Networks, and DTC segments.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	September 30, 2022	December 31, 2021
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$327	$—
nC+	Other noncurrent assets	32%	115	151
Other	Other noncurrent assets		703	390
Total equity method investments			1,145	541

Investments with readily determinable fair values	Other noncurrent assets		36	80
Investments with readily determinable fair values	Prepaid expenses and other current assets		—	40
Total investments with readily determinable fair values			36	120

Investments without readily determinable fair values	Other noncurrent assets		635	496
Total investments			$1,816	$1,157
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary or the entity is not a VIE and the Company does not have a controlling financial interest. In connection with the Merger, the Company acquired $807 million of equity method investments. Impairment losses are recorded in loss from equity investees, net on the consolidated statements of operations. Impairment losses for the three and nine months ended September 30, 2022 were not material.
During the three months ended September 30, 2022, the Company entered into an agreement with British Telecommunications Plc (“BT”) to form a 50:50 joint venture to create a new premium sports offering for the United Kingdom and Ireland, with each party directly contributing or sublicensing its respective operating business and related sports rights and distribution to the joint venture. The Company has determined the joint venture is a VIE, as the Company and BT have equal governance and voting rights and the Company’s 50% equity interest in the joint venture gives it the ability to exercise significant influence over the entity’s operating and financial policies; however, BT is the primary beneficiary given its disproportionate share of earnings compared to its voting rights during the first four years of the joint venture. Accordingly, the Company accounts for its investment in the joint venture as an equity method investment. Additionally, the Company has a call option to obtain the remaining 50% equity interest in September 2024 and September 2026, at the then fair market value plus the expected earnings that BT would have received in the two years following the call option.
Certain of the Company's other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2022, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $867 million. The Company's maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $827 million as of September 30, 2022 and $126 million as of December 31, 2021. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations, and were not material for the three and nine months ended September 30, 2022 and 2021.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gains and losses related to the Company's investments with readily determinable fair values for the three and nine months ended September 30, 2022 and 2021 are summarized in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (losses) gains recognized during the period on equity securities	$(9)	$(31)	$(70)	$31
Less: Net gains recognized on equity securities sold	—	—	—	16
Unrealized (losses) gains recognized during reporting period on equity securities still held at the reporting date	$(9)	$(31)	$(70)	$15
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
In connection with the Merger, the Company acquired $156 million in equity method investments without readily determinable fair values. During the nine months ended September 30, 2022, the Company did not invest in any material equity investments without readily determinable fair values and concluded there were no indicators that a change in fair value had taken place. As of September 30, 2022, the Company had recorded cumulative upward adjustments of $9 million and cumulative impairments of $88 million for its equity investments without readily determinable fair values.
NOTE 10. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of September 30, 2022	September 30, 2022	December 31, 2021
Term loans with maturities of 3 years or less	3.83%	$4,000	$—
Floating rate senior notes with maturities of 5 years or less	4.71%	500	—
Senior notes with maturities of 5 years or less	3.62%	13,627	4,314
Senior notes with maturities between 5 and 10 years	4.25%	10,373	4,128
Senior notes with maturities greater than 10 years	5.11%	21,644	6,745
Total debt		50,144	15,187
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(275)	(428)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		49,869	14,759
Current portion of debt		(1,257)	(339)
Noncurrent portion of debt		$48,612	$14,420
During the three months ended September 30, 2022, the Company repaid $2.5 billion of aggregate principal amount outstanding of its term loan prior to its due date of April 2025.
During the three months ended June 30, 2022, the Company repaid $3.5 billion of aggregate principal amount outstanding of its term loans prior to the due dates of October 2023 and April 2025. The Company also assumed $41.5 billion of senior notes (at par value) and term loans during the Merger.
During the three months ended March 31, 2022, the Company repaid in full at maturity $327 million aggregate principal amount outstanding of its 2.375% Euro Denominated Senior Notes due March 2022.
During the three months ended September 30, 2021, the Company redeemed in full $168 million aggregate principal amount outstanding of its 3.300% Senior Notes due May 2022 and $62 million aggregate principal amount outstanding of its 3.500% Senior Notes due June 2022. In the first quarter of 2021, the Company redeemed in full $335 million aggregate principal amount outstanding of its 4.375% Senior Notes due June 2021.
The redemptions during 2022 and 2021 resulted in an immaterial loss on extinguishment of debt.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2022, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), Discovery Communications, LLC (“DCL”) (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (to the extent it is not the primary obligor on such senior notes), except for $1.5 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks. Additionally, the term loans of WarnerMedia Holdings, Inc., made under the $10.0 billion term loan credit agreement (the “Term Loan Credit Agreement”), are fully and unconditionally guaranteed by the Company, Scripps Networks, and DCL.
Revolving Credit Facility and Commercial Paper Programs
In June 2021, DCL entered into a multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. Following the Merger, DCL has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Revolving Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon satisfaction of certain conditions. Obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement and Term Loan Credit Agreement (together, the “Credit Agreements”) include financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively. As of September 30, 2022, DCL and WarnerMedia Holdings, Inc. were in compliance with all covenants and there were no events of default under the Credit Agreements.
NOTE 11. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. Our leases have remaining lease terms of up to 30 years, some of which include options to extend the leases for up to 10 years. Most leases are not cancelable prior to their expiration. In connection with the Merger, the Company acquired $2,493 million and $47 million of operating and finance lease right-of-use assets, respectively.
The components of lease cost were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$116	$25	$254	$78

Finance lease cost:
Amortization of right-of-use assets	$21	$16	$58	$44
Interest on lease liabilities	2	2	6	6
Total finance lease cost	$23	$18	$64	$50

Variable lease cost	$43	$2	$50	$6
Total lease cost	$182	$45	$368	$134

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(250)	$(86)
Operating cash flows from finance leases	$(11)	$(6)
Financing cash flows from finance leases	$(54)	$(49)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$428	$39
Finance leases	$30	$87
Supplemental balance sheet information related to leases was as follows (in millions):

Category	Location on Balance Sheet	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	Other noncurrent assets	$3,222	$535

Operating lease liabilities (current)	Accrued liabilities	$337	$62
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	3,003	567
Total operating lease liabilities		$3,340	$629

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$246	$249

Finance lease liabilities (current)	Accrued liabilities	$81	$58
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	187	197
Total finance lease liabilities		$268	$255

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years):
Operating leases	12	12
Finance leases	5	5

Weighted average discount rate:
Operating leases	4.10%	2.94%
Finance leases	3.19%	3.57%

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of lease liabilities as of September 30, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
2022 (excluding the three quarters ended September 30, 2022)	$173	$74
2023	450	70
2024	407	55
2025	354	34
2026	323	25
Thereafter	2,610	31
Total lease payments	4,317	289
Less: Imputed interest	(977)	(21)
Total	$3,340	$268
As of September 30, 2022, the Company has additional leases that have not yet commenced with total minimum lease payments of $477 million, primarily related to facility leases. The remaining leases will commence between 2022 and 2023, have lease terms of 3 to 17 years, and include options to extend the terms for up to 10 additional years.
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
In connection with the Merger, the Company acquired two cash flow hedging programs to mitigate foreign currency risk including $922 million notional of production expense hedges and $776 million notional of production rebate hedges. These cash flow hedging programs are carried at fair market value using the spot method, with fair market value changes recorded in other comprehensive income until the production is released. Excluded components of the fair market value, including forward points, are included in current earnings.
During the three months ended September 30, 2022, the Company executed a fixed-to-fixed cross-currency swap with a total notional value of $435 million and an expiration date of 2024 to mitigate foreign currency risk associated with the Company’s British pound sterling (“GBP”) denominated debt, which was previously designated as a net investment hedge prior to the execution of this cash flow hedge.
Net Investment Hedges
During the three months ended March 31, 2022, the Company dedesignated, unwound, and settled certain fixed-to-fixed cross-currency swaps with a total notional value of $705 million associated with the Company's Euro functional subsidiaries. The Company recognized a realized gain of $10 million related to the excluded component of the hedge relationship in other (expense) income, net in the consolidated statements of operations, and recognized a gain of $6 million in accumulated other comprehensive loss.
Also during the three months ended March 31, 2022, the Company executed cross currency swaps with a notional value of $664 million with expiration dates in 2025 to replace the aforementioned swaps that matured.
During the three months ended June 30, 2022, the Company unwound and settled certain cross-currency swaps with a total notional value of $2 billion and recorded a gain of $78 million.
During the three months ended September 30, 2022, the Company executed a fixed-to-fixed cross-currency swap with a total notional value of $194 million and an expiration date of 2024 to mitigate foreign currency risk associated with the Company’s Euro functional subsidiaries.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company previously designated its GBP-denominated debt as the hedging instrument in a net investment hedge of the variability in the value of its GBP-functional subsidiaries due to fluctuations in foreign currency exchange rates. During the three months ended September 30, 2022, the Company dedesignated the GBP-denominated debt net investment hedge. Contemporaneously, the Company entered into the aforementioned fixed-to-fixed cross-currency swap and designated it as the hedging instrument in a cash flow hedge of functional-currency equivalent cash flows associated with its GBP-denominated debt between the designation date and September 2024, the maturity date of the GBP-denominated debt.
In connection with the Merger, the Company also acquired $173 million of Euro denominated debt that is designated as the hedging instrument in a net investment hedge of the variability in the value of its Euro-functional subsidiaries with all foreign exchange spot changes accounted for as currency translation adjustments.
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
In connection with the Merger, the Company acquired $322 million of economic hedges to mitigate foreign currency risk for production expenses that are not designated for hedge accounting. The fair market value changes of these derivatives are expensed to other (expense) income, net.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of September 30, 2022 and December 31, 2021. The fair value of the Company's derivative financial instruments was determined using a market-based approach (Level 2).

	September 30, 2022					December 31, 2021
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,649	$42	$79	$82	$33	$777	$14	$—	$2	$—
Interest rate swaps	—	—	—	—	—	2,000	44	—	11	—
Cross-currency swaps	435	3	14	—	—	—	—	—	—	—
Net investment hedges: (a)
Cross-currency swaps	1,651	19	14	—	104	3,512	54	61	20	76
No hedging designation:
Foreign exchange	906	6	1	3	118	1,020	—	—	34	66
Interest rate swaps	—	—	—	—	—	15,000	126	28	9	5
Cross-currency swaps	139	3	9	—	—	139	3	—	—	5
Total		$73	$117	$85	$255		$241	$89	$76	$152
(a) Excludes €164 million of euro-denominated notes ($160 million equivalent at September 30, 2022) designated as net investment hedges and £400 million of sterling notes designated as net investment hedges at December 31, 2021 (dedesignated during the three months ended September 30, 2022). (See Note 10.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$30	$15	$10	$45
Interest rate - derivative adjustments	—	3	—	129
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	—	1	1	1
Foreign exchange - distribution revenue	(2)	2	—	1
Foreign exchange - costs of revenues	8	—	27	—
Interest rate - interest expense, net	—	—	(1)	(1)
If current fair values of designated cash flow hedges as of September 30, 2022 remained static over the next twelve months, the Company would reclassify $1 million of net deferred losses from accumulated other comprehensive loss into income in the next twelve months. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 33 years.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2022	2021		2022	2021
Cross currency swaps	$(63)	$46	Interest expense, net	$5	$10
Foreign exchange contracts	—	4	Other (expense) income, net	—	—
Euro-denominated notes (foreign denominated debt)	13	—	N/A	—	—
Sterling notes (foreign denominated debt)	58	14	N/A	—	—
Total	$8	$64		$5	$10

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2022	2021		2022	2021
Cross currency swaps	$8	$93	Interest expense, net	$27	$31
Foreign exchange contracts	—	4	Other (expense) income, net	—	—
Euro denominated notes (foreign denominated debt)	19	—	N/A	—	—
Sterling notes (foreign denominated debt)	112	6	N/A	—	—
Total	$139	$103		$27	$31

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate swaps	$—	$106	$512	$106
Cross-currency swaps	5	2	12	8
Foreign exchange derivatives	(24)	(20)	(70)	(47)
Total in other (expense) income, net	$(19)	$88	$454	$67
NOTE 13. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$47	$—	$47
Equity securities:
Mutual funds	Prepaid expenses and other current assets	13	—	—	13
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	225	—	—	225
Company-owned life insurance contracts	Other noncurrent assets	—	96	—	96
Total		$238	$144	$—	$382
Liabilities
Deferred compensation plan	Accrued liabilities	$71	$—	$—	$71
Deferred compensation plan	Other noncurrent liabilities	576	—	—	576
Total		$647	$—	$—	$647

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
In addition to the financial instruments listed in the tables above, the Company has other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2022 and December 31, 2021. The estimated fair value of the Company’s outstanding senior notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was $38.2 billion and $17.2 billion as of September 30, 2022 and December 31, 2021, respectively.
The Company's derivative financial instruments are discussed in Note 12, its investments with readily determinable fair value are discussed in Note 9, and the obligation for its revolving receivable program is discussed in Note 7.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 14. SHARE-BASED COMPENSATION
The Company has various incentive plans under which performance-based restricted stock units (“PRSUs”), service-based restricted stock units (“RSUs”), stock options, and stock appreciation rights (“SARs”) have been issued. In connection with the Merger, AT&T RSUs subject to time based vesting held by WM employees were replaced with WBD RSUs granted on comparable terms upon closing of the Merger, increasing RSU expense, grants and unrecognized compensation expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
The table below presents the components of share-based compensation expense (in millions), which is recorded in selling, general and administrative expense in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PRSUs	$—	$(2)	$2	$10
RSUs	91	29	257	80
Stock options	15	17	56	43
SARs	1	(5)	2	1
Total share-based compensation expense	$107	$39	$317	$134
Tax benefit recognized	$20	$6	$60	$21
The table below presents awards granted (in millions, except weighted-average grant price).

	Nine Months Ended September 30, 2022
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	0.4	$28.11
RSUs	32.3	$24.04
Stock options	0.4	$32.90
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2022 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$1	0.3
RSUs	591	2.4
Stock options	172	3.5
Total unrecognized compensation cost	$764
Of the $591 million of unrecognized compensation cost related to RSUs, $38 million is related to cash-settled RSUs. Stock-settled RSUs are expected to be recognized over a weighted-average period of 2.2 years and cash-settled RSUs are expected to be recognized over a weighted-average period of 2.6 years.
NOTE 15. INCOME TAXES
The income tax balances as of September 30, 2022 are inclusive of the WM Business as a result of the Merger. Income tax benefit was $566 million and $1,201 million for the three and nine months ended September 30, 2022, respectively, and income tax expense was $36 million and $144 million for the three and nine months ended September 30, 2021, respectively. The decrease in the three and nine months ended September 30, 2022 was primarily attributable to a decrease in pre-tax book income, and to a smaller extent, an uncertain tax benefit remeasurement recorded in the three months ended September 30, 2022 as a result of a multi-year tax audit agreement. These decreases are partially offset by an unfavorable tax adjustment related to the 2022 preferred stock conversion transaction expense discussed in Note 2, which was not deductible for tax purposes, and the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions. The decrease in the nine months ended September 30, 2022 was further offset by a deferred tax benefit of $151 million recorded in the nine months ended September 30, 2021 as a result of the UK Finance Act 2021 that was enacted in June 2021.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income tax benefit for the three and nine months ended September 30, 2022 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, state and local income taxes, and the non-tax deductible preferred stock conversion transaction expense discussed above.
On April 8, 2022, the Company completed its merger with the WM business. In connection with the merger, the Company entered into a tax matters agreement (“TMA”) with AT&T. Pursuant to the TMA, the Company is responsible for tax liabilities related to the periods prior to AT&T's ownership of the business (June 14, 2018), and AT&T is responsible for tax liabilities related to the period for which they owned the business (June 15, 2018 through April 8, 2022). The Company is fully indemnified by AT&T for any tax liabilities arising for the period June 15, 2018 through April 8, 2022. As of September 30, 2022, the Company has recorded reserves for uncertain tax positions and the associated interest and penalties payable related to WM of $1,201 million and $260 million, respectively, through purchase accounting. Indemnification receivables of $381 million were also recorded through purchase accounting during the nine months ended September 30, 2022.
With respect to uncertain tax positions related to jurisdictions that have joint and several liability among members of the AT&T tax filing group during the AT&T ownership period, the Company recognizes only the amount they expect to pay to the taxing authorities after considering the contractual indemnification agreement with AT&T and AT&T’s ability to settle any disputed positions with the taxing authorities. As of September 30, 2022, the Company has not recorded any liabilities for uncertain tax positions or indemnification receivables related to matters that were attributable to jurisdictions that have joint and several liability among members of the AT&T filing group since AT&T was determined to be the primary obligor.
As of September 30, 2022 and December 31, 2021, the Company's reserves for uncertain tax positions totaled $1,723 million and $420 million, respectively. The increase in the reserve for uncertain tax positions at September 30, 2022 is primarily attributable to the Merger. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $261 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2022 and December 31, 2021, the Company had accrued approximately $334 million and $60 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The increase in the accrual for interest and penalties payable at September 30, 2022 is primarily attributable to the Merger. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“CAMT”) of 15% for corporations whose average annual adjusted financial statement income for any consecutive 3 tax year periods ending after December 31, 2021 and preceding the tax year exceeds $1 billion, and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations. The effective date of these provisions is January 1, 2023. The Company will continue to monitor for additional guidance issued with respect to the IRA to determine whether there is a material impact to the Company’s financial statements.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Net Periodic Pension Cost
The service cost component of net periodic pension cost is recorded in operating expenses in the consolidated statements of operations, while the remaining components are recorded in other (expense) income, net. Net periodic pension cost was not material for the three and nine months ended September 30, 2022 and 2021.
Assumptions
In determining the projected benefit obligation and the net pension and postretirement benefit cost for the acquired plans, the Company used the following significant weighted-average assumptions.

	April 8, 2022
	U.S. Nonqualified Plans	Non-U.S. Pension Plans
Discount rate	3.89%	2.51%
Long-term rate of return on plan assets	N/A	1.61%
Rate of compensation increases	N/A	5.82%
NOTE 17. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Accrued participation and residuals	$3,019	$—
Accrued production	1,336	4
Content rights payable	1,004	772
Accrued payroll and related benefits	1,644	533
Other accrued liabilities	3,194	921
Total accrued expenses and other current liabilities	$10,197	$2,230
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Production receivables	$1,288	$—
Other current assets	2,293	913
Total prepaid expenses and other current assets	$3,581	$913

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other (Expense) Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency (losses) gains, net	$(36)	$26	$(106)	$73
(Losses) gains on derivative instruments, net	(19)	88	454	67
Change in the value of investments with readily determinable fair value	(16)	(31)	(106)	15
Gain on sale of equity method investments	8	—	141	4
Change in fair value of equity investments without readily determinable fair value	—	(7)	—	74
Other income (expense), net	35	(4)	28	12
Total other (expense) income, net	$(28)	$72	$411	$245
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
Cash paid for taxes, net	$859	$555
Cash paid for interest, net	1,305	515
Non-cash investing and financing activities:
Equity issued for the acquisition of WarnerMedia	42,309	—
Non-cash consideration related to the sale of The CW Network	126	—
Accrued consideration for the joint venture with BT	82	—
Accrued purchases of property and equipment	29	22
Assets acquired under finance lease and other arrangements	40	119
Cash, Cash Equivalents, and Restricted Cash

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$2,422	$3,905
Restricted cash - recorded in prepaid expenses and other current assets (1)	91	—
Total cash, cash equivalents, and restricted cash	$2,513	$3,905

(1) Restricted cash primarily includes cash posted as collateral related to the Company’s hedging program. (See Note 12.)
Assets Held for Sale
As of September 30, 2022, the Company classified its Ranch Lot and Knoxville office building and land as assets held for sale. The Company reclassified $216 million to prepaid expenses and other assets on the consolidated balance sheet at September 30, 2022 and stopped recording depreciation on the assets. An immaterial write-down to the estimated fair value, less costs to sell, was recorded during the three months ended September 30, 2022 and included in loss (gain) on disposition and disposal groups in the consolidated statements of operations.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Comprehensive Income (Loss) Adjustments
The table below presents the tax effects related to each component of other comprehensive income (loss) and reclassifications made in the consolidated statements of operations (in millions).

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(684)	$3	$(681)	$(187)	$1	$(186)
Net investment hedges	5	(14)	(9)	59	(17)	42
Total currency translation adjustments	(679)	(11)	(690)	(128)	(16)	(144)

Derivative adjustments:
Unrealized gains (losses)	30	(2)	28	18	(3)	15
Reclassifications from other comprehensive income to net income	(6)	2	(4)	(3)	—	(3)
Total derivative adjustments	24	—	24	15	(3)	12
Other comprehensive income (loss) adjustments	$(655)	$(11)	$(666)	$(113)	$(19)	$(132)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Pretax	Tax benefit (expense)	Net-of-tax	Pretax	Tax benefit (expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(1,349)	$5	$(1,344)	$(296)	$15	$(281)
Net investment hedges	124	(55)	69	88	(10)	78
Reclassifications:
Loss on disposition	(2)	—	(2)	—	—	—
Total currency translation adjustments	(1,227)	(50)	(1,277)	(208)	5	(203)

Derivative adjustments:
Unrealized gains (losses)	10	(1)	9	174	(36)	138
Reclassifications from other comprehensive income to net income	(27)	6	(21)	(1)	—	(1)
Total derivative adjustments	(17)	5	(12)	173	(36)	137
Other comprehensive income (loss) adjustments	$(1,244)	$(45)	$(1,289)	$(35)	$(31)	$(66)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,432)	$(8)	$(13)	$(1,453)
Other comprehensive income (loss) before reclassifications	(690)	28	—	(662)
Reclassifications from accumulated other comprehensive loss to net income	—	(4)	—	(4)
Other comprehensive income (loss)	(690)	24	—	(666)
Ending balance	$(2,122)	$16	$(13)	$(2,119)

	Three Months Ended September 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(614)	$44	$(15)	$(585)
Other comprehensive income (loss) before reclassifications	(144)	15	—	(129)
Reclassifications from accumulated other comprehensive loss to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(144)	12	—	(132)
Ending balance	$(758)	$56	$(15)	$(717)

	Nine Months Ended September 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(845)	$28	$(13)	$(830)
Other comprehensive income (loss) before reclassifications	(1,275)	9	—	(1,266)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(21)	—	(23)
Other comprehensive income (loss)	(1,277)	(12)	—	(1,289)
Ending balance	$(2,122)	$16	$(13)	$(2,119)

	Nine Months Ended September 30, 2021
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(555)	$(81)	$(15)	$(651)
Other comprehensive income (loss) before reclassifications	(203)	138	—	(65)
Reclassifications from accumulated other comprehensive loss to net income	—	(1)	—	(1)
Other comprehensive income (loss)	(203)	137	—	(66)
Ending balance	$(758)	$56	$(15)	$(717)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 18. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation (“Liberty Broadband”) and their subsidiaries and equity method investees (collectively the “Liberty Group”). The Company’s Board of Directors includes Dr. John Malone, who is Chairman of the Board of Liberty Global and Liberty Broadband and beneficially owns approximately 30% and 49% of the aggregate voting power with respect to the election of directors of Liberty Global and Liberty Broadband, respectively. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, or minority partners of consolidated subsidiaries. The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and service charges:
Liberty Group	$549	$167	$1,242	$507
Equity method investees	111	57	348	181
Other	48	23	237	74
Total revenues and service charges	$708	$247	$1,827	$762
Expenses	$(72)	$(62)	$(314)	$(176)
Distributions to noncontrolling interests and redeemable noncontrolling interests	$(22)	$(18)	$(286)	$(231)
The table below presents receivables due from and payables due to related parties (in millions).

	September 30, 2022	December 31, 2021
Receivables	$625	$172
Payables	$25	$23
In September 2022, the Company sold 75% of its interest in The CW Network to Nexstar, a related party, and recorded an immaterial gain not included in the table above. (See Note 3.)
NOTE 19. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming, film licensing, talent arrangements and other agreements, operating and finance leases (see Note 11), arrangements to purchase various goods and services, long-term debt (see Note 10) and future funding commitments to equity method investees (see Note 9) (in millions).

				Long-Term Debt
Year Ending December 31,	Content	Other Purchase Obligations	Pension and Other Employee Obligations	Principal	Interest	Total
2022 (remaining three months)	$2,527	$1,053	$163	$—	$210	$3,953
2023	7,084	1,256	497	1,335	2,223	12,395
2024	5,220	640	265	4,220	2,135	12,480
2025	3,862	316	129	7,147	1,855	13,309
2026	2,591	122	79	790	1,728	5,310
Thereafter	10,433	130	235	36,652	27,486	74,936
Total	$31,717	$3,517	$1,368	$50,144	$35,637	$122,383

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. The commitments disclosed above exclude liabilities recognized on the consolidated balance sheets.
Other purchase obligations also include future funding commitments to equity method investees. Although the Company had funding commitments to equity method investees as of September 30, 2022, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 9.)
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
Based on our evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, the Company is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of September 30, 2022. Because of the specific circumstances surrounding the arrangements, and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's other contingent commitments at September 30, 2022 were $258 million, with $252 million estimated due in 2026. For other contingent commitments where payment obligations are outside our control, the timing of amounts represents the earliest period in which the payment could be requested. For the remaining other contingent commitments, the timing of amounts presented represents when the maximum contingent commitment will expire but does not mean that we expect to incur an obligation to make any payments within that time period. In addition, these amounts do not reflect the effects of any indemnification rights we might possess.
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
NOTE 20. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. In connection with the Merger, the Company reevaluated and changed its segment presentation and reportable segments during the quarter ended June 30, 2022. As of June 30, 2022, we classified our operations in three reportable segments: Studios, primarily consisting of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming; Networks, consisting primarily of our domestic and international television networks; and DTC, consisting primarily of our premium pay TV and digital content services. Goodwill was reallocated to the new segments based on relative fair value. Prior periods have been recast to conform to the current period presentation.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The tables below present summarized financial information for each of the Company's reportable segments and corporate and inter-segment eliminations (in millions).
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Studios	$3,088	$6	$5,889	$13
Networks	5,214	2,889	13,829	8,393
DTC	2,317	255	4,823	598
Corporate	(11)	—	2	—
Inter-segment eliminations	(785)	—	(1,734)	—
Total revenues	$9,823	$3,150	$22,809	$9,004
Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Studios	$762	$4	$1,004	$8
Networks	2,630	1,093	6,247	4,040
DTC	(634)	(276)	(1,379)	(1,095)
Corporate	(340)	(95)	(749)	(273)
Inter-segment eliminations	6	—	(8)	—
Adjusted EBITDA	$2,424	$726	$5,115	$2,680

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net (Loss) Income available to Warner Bros. Discovery, Inc. to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income available to Warner Bros. Discovery, Inc.	$(2,308)	$156	$(5,270)	$968
Net income attributable to redeemable noncontrolling interests	2	9	8	22
Net income attributable to noncontrolling interests	21	32	44	116
Income tax (benefit) expense	(566)	36	(1,201)	144
(Loss) income before income taxes	(2,851)	233	(6,419)	1,250
Other expense (income), net	28	(72)	(411)	(245)
Loss from equity investees, net	78	9	135	20
Interest expense, net	555	159	1,219	479
Operating (loss) income	(2,190)	329	(5,476)	1,504
Asset impairment and loss (gain) on disposition and disposal groups	43	—	47	(72)
Restructuring and other charges	1,521	7	2,559	29
Depreciation and amortization	2,233	341	5,024	1,043
Employee share-based compensation	113	36	317	124
Transaction and integration costs	59	13	1,129	52
Amortization of fair value step-up for content	645	—	1,515	—
Adjusted EBITDA	$2,424	$726	$5,115	$2,680
NOTE 21. SUBSEQUENT EVENTS
In October 2022, the Company sold its 49% stake in Golden Maple Limited (known as Tencent Video VIP) for proceeds of $143 million and recorded a gain of $55 million.
In connection with the MotorTrend Group, LLC joint venture between the Company and GoldenTree (“GT”), GT acquired a put right that requires the Company to either purchase GT’s 32.5% noncontrolling interest in the joint venture at fair value or participate in an initial public offering for the joint venture. In October 2022, GT exercised its put right and will require the Company to purchase GT’s 32.5% noncontrolling interest at fair value, which cannot be estimated at this time.

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
BUSINESS OVERVIEW
On April 8, 2022, Discovery, Inc., a global media company that provides content across multiple distribution platforms including linear, free-to-air and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements and direct-to-consumer (“DTC”) subscription products, completed its merger (the “Merger”) with the WarnerMedia business (the “WarnerMedia Business”, “WM Business”, or “WM”) of AT&T Inc. (“AT&T”) and changed its name from “Discovery, Inc.” to “Warner Bros. Discovery, Inc.” (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us”, or “our”). On April 11, 2022, the Company’s shares started trading on the Nasdaq Global Select Market (the “Nasdaq”) under the trading symbol WBD. (See Note 2 and Note 3 to the accompanying consolidated financial statements.)
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
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the three months ended September 30, 2022, which will include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. The Company expects that it will incur approximately $3.2 - $4.3 billion in pre-tax restructuring charges. Of the total expected pre-tax restructuring charges, the Company expects total cash expenditures will be $1.0 - $1.5 billion. The Company incurred $1.5 billion and $2.6 billion of pre-tax restructuring charges for the three and nine months ended September 30, 2022, respectively. While the Company’s restructuring efforts are ongoing, including the strategic analysis of content programming, the restructuring program is expected to be substantially completed by the end of 2024.
In connection with the Merger, the Company reevaluated and changed its segment presentation and reportable segments for the quarter ending June 30, 2022. As of June 30, 2022, we classified our operations in three reportable segments:
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

RESULTS OF OPERATIONS
The discussion below compares our actual and pro forma combined results, as if the Merger occurred on January 1, 2021, for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021. Management believes reviewing our pro forma combined operating results in addition to actual operating results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our combined Studios, Networks, DTC, Corporate, and inter-segment eliminations pro forma information is based on the historical operating results of the respective segments and includes adjustments in accordance with Article 11 of Regulation S-X to illustrate the effects of the Merger as if it had occurred on January 1, 2021. The unaudited pro forma combined results include, where applicable, adjustments for (i) additional costs of revenues from the fair value step up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) adjustments for transaction costs and other one-time non-recurring costs, (v) changes to align accounting policies, and (vi) adjustments to eliminate intercompany activity.
Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the combined businesses since January 1, 2021 and should not be taken as indicative of the Company’s future consolidated results of operations.
Actual amounts for the three and nine months ended September 30, 2022 include results of operations for Discovery for the entire period and WM for the period subsequent to the completion of the Merger on April 8, 2022.
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

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$2,042	$—	$2,042	$1,453	$890	$2,343	41%	(13)%	(10)%
Distribution	4,990	—	4,990	1,328	3,985	5,313	NM	(6)%	(4)%
Content	2,531	—	2,531	352	2,756	3,108	NM	(19)%	(15)%
Other	260	—	260	17	199	216	NM	20%	24%
Total revenues	9,823	—	9,823	3,150	7,830	10,980	NM	(11)%	(8)%
Costs of revenues, excluding depreciation and amortization	5,627	(132)	5,495	1,529	4,437	5,966	NM	(8)%	(4)%
Selling, general and administrative	2,589	—	2,589	944	2,047	2,991	NM	(13)%	(11)%
Depreciation and amortization	2,233	(475)	1,758	341	1,653	1,994	NM	(12)%	(11)%
Restructuring and other charges	1,521	—	1,521	7	—	7	NM	NM	NM
Asset impairment and loss (gain) on disposition and disposal groups	43	—	43	—	(223)	(223)	NM	NM	NM
Total costs and expenses	12,013	(607)	11,406	2,821	7,914	10,735	NM	6%	9%
Operating (loss) income	(2,190)	607	(1,583)	329	(84)	245	NM	NM	NM
Interest expense, net	(555)			(159)			NM
Loss from equity investees, net	(78)			(9)			NM
Other (expense) income, net	(28)			72			NM
(Loss) income before income taxes	(2,851)			233			NM
Income tax benefit (expense)	566			(36)			NM
Net (loss) income	(2,285)			197			NM
Net income attributable to noncontrolling interests	(21)			(32)			(34)%
Net income attributable to redeemable noncontrolling interests	(2)			(9)			(78)%
Net (loss) income available to Warner Bros. Discovery, Inc.	$(2,308)			$156			NM

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
NM - Not meaningful

	Nine Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$6,239	$1,412	$7,651	$4,496	$3,332	$7,828	39%	(2)%	—%
Distribution	11,180	4,339	15,519	3,898	11,767	15,665	NM	(1)%	1%
Content	4,918	3,297	8,215	564	8,321	8,885	NM	(8)%	(5)%
Other	472	230	702	46	489	535	NM	31%	33%
Total revenues	22,809	9,278	32,087	9,004	23,909	32,913	NM	(3)%	—%
Costs of revenues, excluding depreciation and amortization	13,488	5,869	19,357	3,553	15,349	18,902	NM	2%	5%
Selling, general and administrative	7,167	1,733	8,900	2,947	6,551	9,498	NM	(6)%	(5)%
Depreciation and amortization	5,024	512	5,536	1,043	5,175	6,218	NM	(11)%	(10)%
Restructuring and other charges	2,559	(90)	2,469	29	91	120	NM	NM	NM
Asset impairment and loss (gain) on disposition and disposal groups	47	—	47	(72)	(223)	(295)	NM	NM	NM
Total costs and expenses	28,285	8,024	36,309	7,500	26,943	34,443	NM	5%	7%
Operating (loss) income	(5,476)	1,254	(4,222)	1,504	(3,034)	(1,530)	NM	NM	NM
Interest expense, net	(1,219)			(479)			NM
Loss from equity investees, net	(135)			(20)			NM
Other income (expense), net	411			245			68%
(Loss) Income before income taxes	(6,419)			1,250			NM
Income tax benefit (expense)	1,201			(144)			NM
Net (loss) income	(5,218)			1,106			NM
Net income attributable to noncontrolling interests	(44)			(116)			(62)%
Net income attributable to redeemable noncontrolling interests	(8)			(22)			(64)%
Net (loss) income available to Warner Bros. Discovery, Inc.	$(5,270)			$968			NM

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
Advertising revenue decreased 10% and was flat for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to declines in general entertainment, news, and sports in the U.S. and the prior year Olympics in Europe at Networks, partially offset by subscriber growth on our DTC ad-supported tiers. For the nine months ended September 30, 2022, subscriber growth on our DTC ad-supported tiers was offset by lower news and general entertainment in the U.S.
Distribution revenue consists principally of fees from affiliates for distributing our linear networks and DTC subscription services.
Distribution revenue decreased 4% and increased 1% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to a decline in wholesale revenues primarily due to the Amazon Channels expiration in September 2021, a decline in linear subscribers in the U.S., and lower contractual affiliate rates in some European markets, partially offset by global retail subscriber gains on our DTC platforms, higher contractual affiliate rates in the U.S. and premium sports packages in Latin America. The increase for the nine months ended September 30, 2022 was primarily attributable to global retail subscriber gains on our DTC platforms, an increase in contractual affiliate rates in the U.S., and premium sports packages in Latin America, partially offset by a decline in wholesale revenues primarily due to the Amazon Channels expiration in September 2021.

Content revenue consists primarily of licensing feature films for initial theatrical exhibition, licensing television programs for initial television broadcast or streaming, and licensing of sports rights; additionally, film and television content is licensed through distribution channels including international free-to-air, basic and premium pay television, television syndication, and further streaming services. Content revenue also includes home entertainment sales and rentals of film and television products (physical and digital, including premium video-on-demand, transactional video-on-demand and electronic sell-through), interactive entertainment sales (physical and digital) across various platforms, and consumer products and themed experience licensing.
Content revenue decreased 15% and 5% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to third party licensing of sports rights internationally, mainly related to Olympic sports rights to broadcast networks throughout Europe in 2021 and lower home entertainment and TV licensing revenues. The decrease for the nine months ended September 30, 2022 was primarily attributable to the proportion of inter-segment licensing increasing as a percentage of total content revenue.
Other revenue increased 24% and 33% for the three and nine months ended September 30, 2022, respectively, primarily attributable to the reopening of Warner Bros. Studio Tour London and Warner Bros. Studio Tour Hollywood. In addition, the nine months ended September 30, 2022 was favorably impacted by the opening of the Harry Potter flagship store in New York in June 2021.
Costs of Revenues
The Company’s principal component of costs of revenues is content expense. Content expense includes television series, television specials, films, sporting events, and digital products. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Cost of revenues decreased 4% and increased 5% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to lower sports rights related to the broadcast of the Olympics in Europe in 2021 and lower content expense for theatrical and television products, partially offset by increased DTC programming expenses and the impact of measurement period adjustments to the fair value of content assets acquired during the Merger. (See Note 3 to the accompanying consolidated financial statements.) The increase for the nine months ended September 30, 2022 was primarily attributable to increased DTC programming expenses, the impact of measurement period adjustments to the fair value of content assets acquired during the Merger, higher sports rights in the U.S., and increased expenses at CNN, partially offset by lower sports rights related to the broadcast of the Olympics in Europe in 2021 and lower content expense for television product due to lower television production revenues.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy and back office support fees.
Selling, general and administrative expenses decreased 11% and 5% for the three and nine months ended September 30, 2022, respectively, primarily attributable to lower marketing and personnel expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased 11% and 10%, respectively, primarily attributable to a change in amortization method from the straight-line method to the sum of the years' digits method for some of the WM assets acquired.
Restructuring and Other Charges
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. Restructuring and other charges increased $1,540 million and $2,376 million for the three and nine months ended September 30, 2022, respectively, primarily attributable to strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. (See Note 5 to the accompanying consolidated financial statements.)
Asset Impairment and Loss (Gain) on Dispositions and Disposals Groups
As reported asset impairment and loss (gain) on disposition and disposal groups was a $43 million loss for the three months ended September 30, 2022 and a $47 million loss for the nine months ended September 30, 2022, primarily attributable to the write-down to the estimated fair value, less costs to sell, of the Ranch Lot and Knoxville office building and land in connection with the classification as assets held for sale. (See Note 17 to the accompanying consolidated financial statements.)
As reported asset impairment and loss (gain) on disposition and disposal groups was a $72 million gain for the nine months ended September 30, 2021, primarily attributable to the sale of our Great American Country network. (See Note 3 to the accompanying consolidated financial statements.)

Interest Expense, net
As reported interest expense, net increased $396 million and $740 million for the three and nine months ended September 30, 2022, respectively, primarily attributable to debt assumed as a result of the Merger. (See Note 10 and Note 12 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
We reported losses from our equity method investees of $78 million and $135 million for the three and nine months ended September 30, 2022, respectively, as compared to losses of $9 million and $20 million for the three and nine months ended September 30, 2021, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 9 to the accompanying consolidated financial statements.)
Other (Expense) Income, net
The table below presents the details of other (expense) income, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency (losses) gains, net	$(36)	$26	$(106)	$73
(Losses) gains on derivative instruments, net	(19)	88	454	67
Change in the value of investments with readily determinable fair value	(16)	(31)	(106)	15
Gain on sale of equity method investments	8	—	141	4
Change in fair value of equity investments without readily determinable fair value	—	(7)	—	74
Other income (expense), net	35	(4)	28	12
Total other (expense) income, net	$(28)	$72	$411	$245
Income Tax Benefit (Expense)
The income tax balances as of September 30, 2022 are inclusive of the WM Business as a result of the Merger. Income tax benefit was $566 million and $1,201 million for the three and nine months ended September 30, 2022, respectively, and income tax expense was $36 million and $144 million for the three and nine months ended September 30, 2021, respectively. The decrease in the three and nine months ended September 30, 2022 was primarily attributable to a decrease in pre-tax book income, and to a smaller extent, an uncertain tax benefit remeasurement recorded in the three months ended September 30, 2022 as a result of a multi-year tax audit agreement. These decreases are partially offset by an unfavorable tax adjustment related to the 2022 preferred stock conversion transaction expense discussed in Note 2, which was not deductible for tax purposes, and the effect of foreign operations, which included taxation and allocation of income and losses among multiple foreign jurisdictions. The decrease in the nine months ended September 30, 2022 was further offset by a deferred tax benefit of $151 million recorded in the nine months ended September 30, 2021 as a result of the UK Finance Act 2021 that was enacted in June 2021.
Income tax benefit for the three and nine months ended September 30, 2022 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, state and local income taxes, and the non-tax deductible preferred stock conversion transaction expense discussed above.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net (loss) income available to Warner Bros. Discovery, Inc.	$(2,308)	$156	NM	$(5,270)	$968	NM
Net income attributable to redeemable noncontrolling interests	2	9	(78)%	8	22	(64)%
Net income attributable to noncontrolling interests	21	32	(34)%	44	116	(62)%
Income tax (benefit) expense	(566)	36	NM	(1,201)	144	NM
(Loss) income before income taxes	(2,851)	233	NM	(6,419)	1,250	NM
Other expense (income), net	28	(72)	NM	(411)	(245)	68%
Loss from equity investees, net	78	9	NM	135	20	NM
Interest expense, net	555	159	NM	1,219	479	NM
Operating (loss) income	(2,190)	329	NM	(5,476)	1,504	NM
Asset impairment and loss (gain) on disposition and disposal groups	43	—	NM	47	(72)	NM
Restructuring and other charges	1,521	7	NM	2,559	29	NM
Depreciation and amortization	2,233	341	NM	5,024	1,043	NM
Employee share-based compensation	113	36	NM	317	124	NM
Transaction and integration costs	59	13	NM	1,129	52	NM
Amortization of fair value step-up for content	645	—	NM	1,515	—	NM
Adjusted EBITDA	$2,424	$726	NM	$5,115	$2,680	91%

Studios	$762	$4	NM	$1,004	$8	NM
Networks	2,630	1,093	NM	6,247	4,040	55%
DTC	(634)	(276)	NM	(1,379)	(1,095)	26%
Corporate	(340)	(95)	NM	(749)	(273)	NM
Inter-segment eliminations	6	—	NM	(8)	—	NM
Adjusted EBITDA	$2,424	$726	NM	$5,115	$2,680	91%

The table below presents the calculation of Adjusted EBITDA (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Revenues:
Studios	$3,088	$6	NM	$5,889	$13	NM
Networks	5,214	2,889	80%	13,829	8,393	65%
DTC	2,317	255	NM	4,823	598	NM
Corporate	(11)	—	NM	2	—	NM
Inter-segment eliminations	(785)	—	NM	(1,734)	—	NM
Total revenues	9,823	3,150	NM	22,809	9,004	NM
Costs of revenues, excluding depreciation and amortization	4,982	1,529	NM	11,973	3,553	NM
Selling, general and administrative (a)	2,417	895	NM	5,721	2,771	NM
Adjusted EBITDA	$2,424	$726	NM	$5,115	$2,680	91%

(a) Selling, general and administrative expenses excludes employee share-based compensation and third-party transaction and integration costs.

 Studios Segment
The following tables present, for our Studio segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$8	$—	$8	$—	$35	$35	NM	(77)%	(77)%
Distribution	4	—	4	—	2	2	NM	NM	NM
Content	2,884	—	2,884	6	3,167	3,173	NM	(9)%	(6)%
Other	192	—	192	—	143	143	NM	34%	34%
Total revenues	3,088	—	3,088	6	3,347	3,353	NM	(8)%	(5)%
Costs of revenues, excluding depreciation and amortization	1,756	—	1,756	—	2,050	2,050	NM	(14)%	(11)%
Selling, general and administrative	570	—	570	2	745	747	NM	(24)%	(21)%
Adjusted EBITDA	762	—	762	4	552	556	NM	37%	43%
Depreciation and amortization	174	(38)	136	—	173	173
Employee share-based compensation	1	—	1	—	12	12
Restructuring and other charges	562	—	562	—	—	—
Transaction and integration costs	1	—	1	—	—	—
Asset impairment and loss (gain) on disposition and disposal groups	15	—	15	—	—	—
Amortization of fair value step-up for content	271	(35)	236	—	361	361
Operating (loss) income	$(262)	$73	$(189)	$4	$6	$10

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

	Nine Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$18	$9	$27	$—	$83	$83	NM	(67)%	(67)%
Distribution	8	6	14	—	10	10	NM	40%	40%
Content	5,525	3,898	9,423	13	9,426	9,439	NM	—%	2%
Other	338	154	492	—	328	328	NM	50%	50%
Total revenues	5,889	4,067	9,956	13	9,847	9,860	NM	1%	4%
Costs of revenues, excluding depreciation and amortization	3,763	2,392	6,155	2	6,384	6,386	NM	(4)%	(2)%
Selling, general and administrative	1,122	698	1,820	3	2,046	2,049	NM	(11)%	(9)%
Adjusted EBITDA	1,004	977	1,981	8	1,417	1,425	NM	39%	45%
Depreciation and amortization	332	77	409	—	518	518
Employee share-based compensation	1	26	27	—	73	73
Restructuring and other charges	762	(38)	724	—	38	38
Transaction and integration costs	1	—	1	—	—	—
Asset impairment and loss (gain) on disposition and disposal groups	15	—	15	—	—	—
Amortization of fair value step-up for content	834	(78)	756	—	1,199	1,199
Operating (loss) income	$(941)	$990	$49	$8	$(411)	$(403)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and adjusted EBITDA are substantially attributable to the Merger.
Revenues
Content revenue decreased 6% and increased 2% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to lower home entertainment and TV licensing revenues. Home entertainment revenue across theatrical and television products was lower due to strong COVID-induced demand in the prior year, as well as fewer new releases of theatrical products. The decrease in TV licensing revenue was primarily due to fewer new release availabilities of theatrical product.
The increase for the nine months ended September 30, 2022 was primarily attributable to higher theatrical film rental revenue and higher games revenue with the release of LEGO Star Wars: The Skywalker Saga, partially offset by lower home entertainment and TV licensing revenue. Theatrical performance was favorably impacted by the performance of The Batman, which was released in the first quarter of 2022, as well as improved audience attendance at movie theaters. Home entertainment revenue across theatrical and television products was lower due to strong COVID-induced demand in the prior year. The decrease in TV licensing revenue was primarily due to lower TV production revenue, partially offset by favorable timing and mix of television availabilities.
Other revenue increased 34% and 50% for the three and nine months ended September 30, 2022, respectively. The increase for the three months ended September 30, 2022 was primarily attributable to the reopening of Warner Bros. Studio Tour London and Warner Bros. Studio Tour Hollywood. In addition, the nine months ended September 30, 2022 was favorably impacted by the opening of the Harry Potter flagship store in New York in June 2021.
Costs of Revenues
Costs of revenues decreased 11% and 2% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to lower content expense for theatrical and television products. The decrease for the nine months ended September 30, 2022 was primarily attributable to lower content expense for television product due to lower television production revenues, partially offset by higher content expense associated with new games and theatrical releases.
Selling, General and Administrative
Selling, general and administrative expenses decreased 21% and 9% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to lower marketing expenses due to fewer theatrical releases. The decrease for the nine months ended September 30, 2022, was primarily attributable to lower marketing expenses due to fewer theatrical releases, partially offset by higher bad debt expense.
Adjusted EBITDA
Adjusted EBITDA increased 43% and 45% for the three and nine months ended September 30, 2022, respectively.

 Networks Segment
The tables below present, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$1,944	$—	$1,944	$1,416	$852	$2,268	37%	(14)%	(11)%
Distribution	2,924	—	2,924	1,118	1,947	3,065	NM	(5)%	(2)%
Content	277	—	277	339	117	456	(18)%	(39)%	(37)%
Other	69	—	69	16	65	81	NM	(15)%	(6)%
Total revenues	5,214	—	5,214	2,889	2,981	5,870	80%	(11)%	(8)%
Costs of revenues, excluding depreciation and amortization	1,906	—	1,906	1,349	1,043	2,392	41%	(20)%	(16)%
Selling, general and administrative	678	—	678	447	319	766	52%	(11)%	(8)%
Adjusted EBITDA	2,630	—	2,630	1,093	1,619	2,712	NM	(3)%	(2)%
Depreciation and amortization	1,424	(291)	1,133	260	1,009	1,269
Employee share-based compensation	—	—	—	—	11	11
Restructuring and other charges	354	—	354	6	1	7
Transaction and integration costs	1	—	1	—	—	—
Amortization of fair value step-up for content	2	—	2	—	1	1
Inter-segment eliminations	30	—	30	—	—	—
Operating income	$819	$291	$1,110	$827	$597	$1,424

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

	Nine Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$5,998	$1,380	$7,378	$4,409	$3,301	$7,710	36%	(4)%	(2)%
Distribution	6,885	2,183	9,068	3,399	5,915	9,314	NM	(3)%	(1)%
Content	813	220	1,033	541	441	982	50%	5%	7%
Other	133	55	188	44	145	189	NM	(1)%	3%
Total revenues	13,829	3,838	17,667	8,393	9,802	18,195	65%	(3)%	(1)%
Costs of revenues, excluding depreciation and amortization	5,728	2,160	7,888	3,040	4,590	7,630	88%	3%	6%
Selling, general and administrative	1,854	352	2,206	1,313	983	2,296	41%	(4)%	(1)%
Adjusted EBITDA	6,247	1,326	7,573	4,040	4,229	8,269	55%	(8)%	(8)%
Depreciation and amortization	3,311	303	3,614	794	3,182	3,976
Employee share-based compensation	—	9	9	—	28	28
Restructuring and other charges	666	(5)	661	27	6	33
Transaction and integration costs	1	—	1	4	—	4
Amortization of fair value step-up for content	3	419	422	—	402	402
Inter-segment eliminations	28	—	28	—	—	—
Asset impairment and loss (gain) on disposition and disposal groups	—	—	—	(72)	—	(72)
Operating income	$2,238	$600	$2,838	$3,287	$611	$3,898

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and adjusted EBITDA are substantially attributable to the Merger.
Revenues
Advertising revenue decreased 11% and 2% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to declines from general entertainment, news, and sports in the U.S. and the prior year Olympics in Europe. The decrease for the nine months ended September 30, 2022 was primarily attributable to lower news and general entertainment in the U.S., partially offset by increased sports advertising in the U.S. due to the NCAA Men’s Final Four in 2022, addition of the NHL in the fourth quarter of 2021, and a more normalized NBA playoff schedule.
Distribution revenue decreased 2% and 1% for the three and nine months ended September 30, 2022, respectively, primarily attributable to a decline in linear subscribers in the U.S. and lower contractual affiliate rates in some European markets, partially offset by an increase in contractual affiliate rates in the U.S. and premium sports packages in Latin America.
Content revenue decreased 37% and increased 7% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to third party licensing of sports rights internationally, mainly related to Olympic sports rights to broadcast networks throughout Europe in 2021, partially offset by higher inter-segment licensing of content to DTC. The increase for the nine months ended September 30, 2022 was primarily attributable to higher inter-segment licensing of content to DTC, partially offset by overall net lower sub-licensing revenue for the Winter Olympics in 2022 compared to the Summer Olympics in 2021.
Other revenue decreased 6% and increased 3% for the three and nine months ended September 30, 2022, respectively.
Costs of Revenues
Cost of revenues decreased 16% and increased 6% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to lower sports rights related to the broadcast of the Olympics in Europe in 2021 and lower content expense in the U.S. The increase for the nine months ended September 30, 2022 was primarily attributable to higher sports rights in the U.S. and increased expense at CNN, partially offset by lower sports rights related to the broadcast of the Olympics in Europe in 2021.
Selling, General and Administrative
Selling, general and administrative expenses decreased 8% and 1% for the three and nine months ended September 30, 2022, respectively. The decrease for the three months ended September 30, 2022 was primarily attributable to lower personnel and marketing expenses. The decrease for the nine months ended September 30, 2022 was primarily attributable to lower personnel costs, partially offset by higher marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 2% and 8% for the three and nine months ended September 30, 2022, respectively.

 DTC Segment
The following tables present, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$106	$—	$106	$37	$17	$54	NM	96%	NM
Distribution	2,062	—	2,062	210	2,036	2,246	NM	(8)%	(6)%
Content	145	—	145	7	187	194	NM	(25)%	(25)%
Other	4	—	4	1	2	3	NM	33%	33%
Total revenues	2,317	—	2,317	255	2,242	2,497	NM	(7)%	(6)%
Costs of revenues, excluding depreciation and amortization	2,118	—	2,118	178	1,590	1,768	NM	20%	22%
Selling, general and administrative	833	—	833	353	685	1,038	NM	(20)%	(18)%
Adjusted EBITDA	(634)	—	(634)	(276)	(33)	(309)	NM	NM	NM
Depreciation and amortization	543	(117)	426	58	425	483
Employee share-based compensation	(1)	—	(1)	—	6	6
Restructuring and other charges	517	—	517	1	(1)	—
Amortization of fair value step-up for content	191	(97)	94	—	73	73
Inter-segment eliminations	(10)	—	(10)	—	—	—
Operating loss	$(1,874)	$214	$(1,660)	$(335)	$(536)	$(871)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

	Nine Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$248	$36	$284	$87	$23	$110	NM	NM	NM
Distribution	4,287	2,150	6,437	499	5,842	6,341	NM	2%	3%
Content	279	230	509	10	432	442	NM	15%	15%
Other	9	3	12	2	10	12	NM	—%	—%
Total revenues	4,823	2,419	7,242	598	6,307	6,905	NM	5%	6%
Costs of revenues, excluding depreciation and amortization	4,200	1,977	6,177	513	4,406	4,919	NM	26%	27%
Selling, general and administrative	2,002	909	2,911	1,180	1,943	3,123	70%	(7)%	(6)%
Adjusted EBITDA	(1,379)	(467)	(1,846)	(1,095)	(42)	(1,137)	(26)%	(62)%	(65)%
Depreciation and amortization	1,193	150	1,343	179	1,335	1,514
Employee share-based compensation	(1)	—	(1)	—	14	14
Restructuring and other charges	992	(3)	989	2	3	5
Transaction and integration costs	1	—	1	—	—	—
Amortization of fair value step-up for content	256	(21)	235	—	220	220
Asset impairment and loss (gain) on disposition and disposal groups	4	—	4	—	—	—
Operating loss	$(3,824)	$(593)	$(4,417)	$(1,276)	$(1,614)	$(2,890)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.

The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and adjusted EBITDA are substantially attributable to the Merger.
Revenues
As of September 30, 2022, we had 94.9 million core DTC subscribers.1
Advertising revenue increased $53 million and $176 million for the three and nine months ended September 30, 2022, respectively, primarily attributable to subscriber growth on our DTC ad-supported tiers.
Distribution revenue decreased 6% for the three months ended September 30, 2022 and increased 3% for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2022 was primarily attributable to a decline in wholesale revenues primarily due to the Amazon Channels expiration in September 2021, partially offset by global retail subscriber gains. The increase for the nine months ended September 30, 2022 was primarily attributable to global retail subscriber gains, partially offset by a decline in wholesale revenues primarily due to the Amazon Channels expiration in September 2021.
Content revenue decreased 25% for the three months ended September 30, 2022 and increased 15% for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2022 was primarily attributable to third party licensing of HBO content in September 2021. The increase for the nine months ended September 30, 2022 was primarily attributable to higher third party licensing of HBO content.
Costs of Revenues
Costs of revenues increased 22% and 27% for the three and nine months ended September 30, 2022, respectively, primarily attributable to increased programming expenses and the impact of measurement period adjustments to the fair value of content assets acquired during the Merger. (See Note 3 to the accompanying consolidated financial statements.)
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 18% and 6% for the three and nine months ended September 30, 2022, respectively, primarily attributable to more efficient marketing-related spend.
Adjusted EBITDA
Adjusted EBITDA decreased $335 million and $733 million for the three and nine months ended September 30, 2022, respectively.
1 We define a “DTC Subscription” as:
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
We may refer to the aggregate number of DTC Subscriptions as “subscribers.”
The reported number of “subscribers” included herein and the definition of “DTC Subscription” as used herein excludes:
a) individuals who subscribe to DTC products, other than discovery+, HBO and HBO Max, that may be offered by us or by certain joint venture partners or affiliated parties from time to time; b) a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; c) domestic, and international Cinemax subscribers, and international basic HBO subscribers; and d) users on free trials.

Corporate
The following tables present Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Three Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(340)	$—	$(340)	$(95)	$(231)	$(326)	NM	(4)%	(7)%
Employee share-based compensation	113	—	113	36	21	57
Depreciation and amortization	92	(29)	63	23	46	69
Restructuring and other charges	93	—	93	—	—	—
Transaction and integration costs	57	—	57	13	111	124
Asset impairment and loss (gain) on disposition and disposal groups	28	—	28	—	(223)	(223)
Inter-segment eliminations	(20)	—	(20)	—	—	—
Operating loss	$(703)	$29	$(674)	$(167)	$(186)	$(353)

	Nine Months Ended September 30,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(749)	$(353)	$(1,102)	$(273)	$(672)	$(945)	NM	(17)%	(19)%
Employee share-based compensation	317	(11)	306	124	159	283
Depreciation and amortization	188	(18)	170	70	140	210
Restructuring and other charges	162	(44)	118	—	44	44
Transaction and integration costs	1,126	(564)	562	48	901	949
Asset impairment and loss (gain) on disposition and disposal groups	28	—	28	—	(223)	(223)
Inter-segment eliminations	(28)	—	(28)	—	—	—
Operating loss	$(2,542)	$284	$(2,258)	$(515)	$(1,693)	$(2,208)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Selling, general and administrative expense was $358 million and $234 million for the three months ended September 30, 2022 and 2021, respectively, and $1,091 million and $692 million for the nine months ended September 30, 2022 and 2021, respectively. Adjusted EBITDA decreased 7% and 19% for the three and nine months ended September 30, 2022, respectively. The decreases were primarily attributable to increased securitization costs from higher interest rates, partially offset by lower personnel costs.
As reported transaction and integration costs for the nine months ended September 30, 2022 included the impact of the issuance of additional shares of common stock to Advance/Newhouse Programming Partnership of $789 million upon the closing of the Merger. (See Note 2 to the accompanying consolidated financial statements.)

Inter-segment Eliminations
The following tables present our inter-segment eliminations, by revenue and expense (in millions):

	Three Months Ended September 30,
	2022				2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined		Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Inter-segment revenue eliminations	$(785)	$—	$(785)		$—	$(751)	$(751)	NM	(5)%	(5)%
Inter-segment expense eliminations	(791)	—	(791)		—	(786)	(786)	NM	(1)%	(1)%
Adjusted EBITDA	6	—	6	—	—	35	35	NM	(83)%	(83)%
Restructuring and other charges	(5)	—	(5)		—	—	—
Amortization of fair value step-up for content	181	—	181		—	—	—
Operating income (loss)	$(170)	$—	$(170)		$—	$35	$35

	Nine Months Ended September 30,
	2022				2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined		Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Inter-segment revenue eliminations	$(1,734)	$(1,065)	$(2,799)		$—	$(2,074)	$(2,074)	NM	(35)%	(35)%
Inter-segment expense eliminations	(1,726)	(1,038)	(2,764)		—	(2,147)	(2,147)	NM	(29)%	(29)%
Adjusted EBITDA	(8)	(27)	(35)	—	—	73	73	NM	NM	NM
Restructuring and other charges	(23)	—	(23)		—	—	—
Amortization of fair value step-up for content	422	—	422		—	—	—
Operating income (loss)	$(407)	$(27)	$(434)		$—	$73	$73
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2022, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2022, we had $2.4 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock, and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. As of September 30, 2022, we also have a $6.0 billion revolving credit facility and a $1.5 billion commercial paper program, as described below. In connection with the Merger, we incurred a substantial amount of additional third-party indebtedness, which has significantly increased our future financial commitments, including aggregate interest payments.
•Debt
Revolving Credit Facility and Commercial Paper
In June 2021, Discovery Communications, LLC (“DCL”) entered into a multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended. DCL has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Revolving Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon satisfaction of certain conditions. Obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), and WarnerMedia Holdings, Inc. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2022, DCL was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the nine months ended September 30, 2022, we borrowed and repaid $885 million under our commercial paper program. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Derivatives
We received investing proceeds of $722 million during the nine months ended September 30, 2022 from the unwind and settlement of derivative instruments. (See Note 12 to the accompanying consolidated financial statements.)
•Investments and Business Combinations
During the nine months ended September 30, 2022, we completed the sale of our minority interest in Discovery Education and other investments and received cash of $162 million.
In addition, we acquired $3.6 billion of cash in connection with the Merger and the post-closing working capital settlement process.
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

•Debt
Term Loan
During the nine months ended September 30, 2022, the Company repaid $6.0 billion of aggregate principal amount outstanding of its term loans prior to the due dates of October 2023 and April 2025.
Senior Notes
During the nine months ended September 30, 2022, we repaid in full at maturity $327 million aggregate principal amount outstanding of our 2.375% Euro Denominated Senior Notes due March 2022. In addition, we have $106 million, $796 million, $192 million, and $159 million of senior notes coming due in February, March, April, and September 2023, respectively.
In anticipation of the Merger, WarnerMedia Holdings, Inc., formerly a wholly owned subsidiary of AT&T, entered into a $10.0 billion term loan credit agreement (the “Term Loan Credit Agreement”) and issued $30.0 billion aggregate principal amount of senior unsecured notes. The proceeds were used to fund the cash payments to AT&T and to otherwise fund the Merger and pay fees and expenses. Upon completion of the Merger, AT&T was released from all obligations and the debt was unconditionally guaranteed on a senior unsecured basis by WBD and each wholly owned domestic subsidiary of WBD that is a borrower or considered a subsidiary guarantor under the Term Loan Credit Agreement or the Revolving Credit Agreement, and will rank equally with all of the Company’s other unsecured senior debt.
On a consolidated basis, we also assumed an additional $1.5 billion of senior notes (at par value) issued by the WarnerMedia Business that existed prior to the Merger.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $623 million during the nine months ended September 30, 2022, including amounts capitalized to support our next generation platforms, such as HBO Max and discovery+. In addition, we expect to continue to incur significant costs to develop and market HBO Max and discovery+ streaming products in the future.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 9 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the nine months ended September 30, 2022, we contributed $137 million for investments in and advances to our investees.
We expect to incur significant, one-time transaction and integration costs during the first year following the Merger. (See Note 3 to the accompanying consolidated financial statements.)
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we have redeemable equity balances of $318 million at September 30, 2022, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $286 million and $231 million for the nine months ended September 30, 2022 and 2021, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations, and the issuance of debt. In February 2020, our Board of Directors authorized additional stock repurchases of up to $2.0 billion upon completion of our existing $1.0 billion repurchase authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. During the nine months ended September 30, 2022, we did not repurchase any of our common stock.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2022, we made cash payments of $859 million and $1,305 million for income taxes and interest on our outstanding debt, respectively. We expect cash required for interest payments to increase significantly as a result of the Merger.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents, and restricted cash, beginning of period	$3,905	$2,122
Cash provided by operating activities	1,458	1,914
Cash provided by (used in) investing activities	3,742	(30)
Cash used in financing activities	(6,470)	(811)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(122)	(69)
Net change in cash, cash equivalents, and restricted cash	(1,392)	1,004
Cash, cash equivalents, and restricted cash, end of period	$2,513	$3,126
Operating Activities
Cash provided by operating activities was $1,458 million and $1,914 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash provided by operating activities was primarily attributable to a negative fluctuation in working capital activity, partially offset an increase in net income excluding non-cash items.
Investing Activities
Cash provided by (used in) investing activities was $3,742 million and $30 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in cash provided by investing activities was primarily attributable to proceeds received from cash acquired during the Merger and the post-closing working capital settlement process and from the unwind and settlement of derivative instruments, partially offset by a reduction in cash received from the sales and maturities of investments and increased purchases of property and equipment during the nine months ended September 30, 2022.
Financing Activities
Cash used in financing activities was $6,470 million and $811 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in financing activities was primarily attributable to principal repayments made on our term loans and senior notes and an increase in distributions to noncontrolling interests and redeemable noncontrolling interests, partially offset by securitization receivables collected but not remitted during the nine months ended September 30, 2022.
Capital Resources
As of September 30, 2022, capital resources were comprised of the following (in millions).

	September 30, 2022
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,422	$—	$2,422
Revolving credit facility and commercial paper program	6,000	—	6,000
Term loans	4,000	4,000	—
Senior notes (a)	46,144	46,144	—
Total	$58,566	$50,144	$8,422

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2022 had interest rates that ranged from 1.90% to 9.15% and will mature between 2023 and 2062.

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

As of September 30, 2022, we held $2.2 billion of our $2.4 billion of cash and cash equivalents in our foreign subsidiaries. The Tax Cuts and Jobs Act of 2017 features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds are needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of September 30, 2022 and December 31, 2021, all of the Company’s outstanding $14.6 billion registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. As of September 30, 2022, the Company also has outstanding $30.0 billion of senior notes issued by WarnerMedia Holdings, Inc. and guaranteed by the Company, Scripps and DCL; $1.5 billion of senior notes issued by the legacy WarnerMedia Business (not guaranteed); and approximately $23 million of un-exchanged senior notes issued by Scripps Networks (not guaranteed). (See Note 10 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also 100% owned by the Company.
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
Summarized Financial Information
The Company has included the accompanying summarized combined financial information of the Obligors after the elimination of intercompany transactions and balances among the Obligors and the elimination of equity in earnings from and investments in any subsidiary of the Parent that is a non-guarantor (in millions). The summarized balance sheet information as of December 31, 2021 does not include information with respect to WarnerMedia Holdings, Inc., as WarnerMedia Holdings, Inc. was a wholly-owned subsidiary of AT&T with de minimis assets and no operating activities for the year ended December 31, 2021. The summarized income statement information for the nine months ended September 30, 2022 includes information with respect to WarnerMedia Holdings, Inc. beginning subsequent to the close of the Merger.

	September 30, 2022	December 31, 2021
Current assets	$1,594	$4,452
Non-guarantor intercompany trade receivables, net	161	85
Noncurrent assets	5,880	5,969
Current liabilities	1,635	1,018
Noncurrent liabilities	48,694	15,778

Nine Months Ended September 30, 2022
Revenues	$1,603
Operating income	(623)
Net income	(1,102)
Net income available to Warner Bros. Discovery, Inc.	(1,108)

MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Subsequent to the Merger, total contractual commitments, particularly in respect of long-term debt and content purchase obligations, have increased significantly compared to our commitments set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. (See Note 10 and Note 19 to the accompanying consolidated financial statements.)
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
•Consolidation; and
•Revenue recognition
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the nine months ended September 30, 2022. (See Note 1 to the accompanying consolidated financial statements.)
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
•potential changes to the electromagnetic spectrum currently used for broadcast television and satellite distribution being considered by the Federal Communications Commission could negatively impact our WarnerMedia Business’s ability to deliver pay-TV network feeds of our domestic pay-TV programming networks to our affiliates, and, in some cases, to produce high-value news and entertainment programming on location;

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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. For additional risk factors, refer to Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Q1 10-Q”), and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Q2 10-Q”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2021 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2021.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
On April 8, 2022, Discovery completed its merger with WM. (See Note 3 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended September 30, 2022, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Between September 23, 2022 and October 24, 2022, two purported class action lawsuits (Collinsville Police Pension Board v. Discovery, Inc., et al., Case No. 1:22-cv-08171 and Todorovski v. Discovery, Inc., et al., Case No. 1:22-cv-09125) were filed in the United States District Court for the Southern District of New York. The complaints name Warner Bros. Discovery, Inc., Discovery, Inc., David Zaslav, and Gunnar Wiedenfels as defendants. The complaints generally allege that the defendants made false and misleading statements in SEC filings and in certain public statements relating to the Merger, in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The complaints seek damages and other relief. The Company intends to vigorously defend these litigations.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2021 Form 10-K, Part II, Item 1A "Risk Factors” of the Company’s Q1 Form 10-Q and Part II, Item 1A “Risk Factors” of the Company’s Q2 Form 10-Q.
Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1
Amendment No. 1 to Credit Agreement, dated as of August 2, 2022, by and among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on August 5, 2022).

10.2
Amendment No. 2 to Credit Agreement, dated as of August 2, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Scripps Networks Interactive, Inc., WarnerMedia Holdings, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on August 5, 2022).

10.3	Joinder Agreement, dated as of July 5, 2022, by the various entities party thereto (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on August 5, 2022).*

10.4
Third Amended and Restated Receivables Purchase Agreement, dated as of July 5, 2022, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on August 5, 2022).*

10.5
Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 30, 2022, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (filed herewith).*

10.6
Employment Agreement, dated as of July 9, 2022, by and between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2022).* †

10.7
Employment Agreement, dated as of July 11, 2022, by and between Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2022).* †

10.8	Aircraft Time Sharing Agreement, dated as of August 1, 2022, by and between David Zaslav and Warner Media, LLC (filed herewith).†

10.9	Employment Agreement, dated as of August 2, 2022, by and between JB Perrette and Discovery Communications, LLC (filed herewith).†

10.10	Employment Agreement, dated as of August 26, 2022, by and between David Leavy and Discovery Communications, LLC (filed herewith).†

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 5, 2022).

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
†Indicates management contract or compensatory plan, contract or arrangement.
♦Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Consolidated Statement of Equity for the three and nine months ended September 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: November 3, 2022	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer