Form 10-K
period 2022-12-31
Warner Bros. Discovery, Inc.
filed 2023-02-24
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2022, was approximately $32 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 9, 2023 was:

Series A Common Stock, par value $0.01 per share	2,430,029,982

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

WARNER BROS. DISCOVERY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•potential unknown liabilities, adverse consequences or unforeseen increased expenses associated with the WarnerMedia Business or our efforts to integrate the WarnerMedia Business;
•inherent uncertainties involved in the estimates and assumptions used in the preparation of financial forecasts;
•our level of debt, including the significant indebtedness incurred in connection with the acquisition of the WarnerMedia Business, and our future compliance with debt covenants;
•more intense competitive pressure from existing or new competitors in the industries in which we operate;
•reduced spending on domestic and foreign television advertising, due to macroeconomic trends, industry trends or unexpected reductions in our number of subscribers;
•industry trends, including the timing of, and spending on, sports programming, feature film, television and television commercial production;
•market demand for foreign first-run and existing content libraries;
•negative publicity or damage to our brands, reputation or talent;
•uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies, and the success of our HBO Max and discovery+ streaming products;
•realizing direct-to-consumer subscriber goals;
•general economic and business conditions, including the impact of the ongoing COVID-19 pandemic, fluctuations in foreign currency exchange rates, and political unrest in the international markets in which we operate;
•the possibility or duration of an industry-wide strike, player lock-outs or other job action affecting a major entertainment industry union, athletes or others involved in the development and production of our sports programming, television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;
•disagreements with our distributors or other business partners;
•continued consolidation of distribution customers and production studios;
•theft of our content and unauthorized duplication, distribution and exhibition of such content;
•threatened or actual cyber-attacks and cybersecurity breaches; and
•changes in, or failure or inability to comply with, laws and government regulations, including, without limitation, regulations of the Federal Communications Commission and similar authorities internationally and data privacy regulations and adverse outcomes from regulatory proceedings.
Forward-looking statements are subject to various risks and uncertainties which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results.

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Additionally, many of these risks are amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environment, factors specific to Warner Bros. Discovery and other factors described below under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Actual outcomes and results may differ materially from what is expressed in our forward-looking statements and from our historical financial results due to the factors discussed in this section and elsewhere in this Annual Report on Form 10-K or disclosed in our other SEC filings. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
ITEM 1. Business.
For convenience, the terms “Warner Bros. Discovery”, “WBD”, the “Company,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to both Warner Bros. Discovery, Inc. and collectively to Warner Bros. Discovery, Inc. and one or more of its consolidated subsidiaries, unless the context otherwise requires.
Merger with the WarnerMedia Business of AT&T
On April 8, 2022 (the “Closing Date”), Discovery, Inc. (“Discovery”) completed its merger (the “Merger”) with the WarnerMedia business (the “WarnerMedia Business”, “WM Business” or “WM”) of AT&T Inc. (“AT&T”) and changed its name to Warner Bros. Discovery, Inc. On April 11, 2022, the Company’s shares started trading on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol WBD.
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 3 and Note 4 to the accompanying consolidated financial statements). Prior to the Merger, WarnerMedia Holdings, Inc. distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM's retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders in the Merger. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022 in lieu of adjusting the equity issued as consideration in the Merger. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the Merger representing 71% of the combined Company and the Company's pre-Merger shareholders continued to own 29% of the combined Company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered the Company’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Annual Report on Form 10-K as the Company’s historical financial statements. Accordingly, the financial results of the Company as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current and future results will not be comparable to historical results.
Description of Business
Warner Bros. Discovery is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, HBO Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
We are home to a powerful creative engine and one of the largest collections of owned content in the world and have one of the strongest hands in the industry in terms of the completeness and quality of assets and intellectual property across sports, news, lifestyle, and entertainment in virtually every region of the globe and in most languages. Additionally, we serve audiences and consumers around the world with content that informs, entertains, and, when at its best, inspires.
Our asset mix positions us to drive a balanced approach to creating long-term value for shareholders. It represents the full entertainment eco-system, and the ability to serve consumers across the entire spectrum of offerings from domestic and international networks, premium pay-TV, streaming, production and release of feature films and original series, related consumer products and themed experience licensing, and interactive gaming.

We generate revenue from the sale of advertising on our networks and digital platforms (advertising revenue); fees charged to distributors that carry our network brands and programming, including cable, direct-to-home (“DTH”) satellite, telecommunication and digital service providers, as well as through direct-to-consumer (“DTC”) subscription services (distribution revenue); the release of feature films for initial exhibition in theaters, the licensing of feature films and television programs to various television, subscription video on demand (“SVOD”) and other digital markets, distribution of feature films and television programs in the physical and digital home entertainment market, sales of console games and mobile in-game content, sublicensing of sports rights, and licensing of intellectual property such as characters and brands (content revenue); and other sources such as studio tours and production services (other revenue).
Impact of COVID-19
We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and geographies; however, the nature and full extent of COVID-19’s effects on our operations and results are not yet known and will depend on future developments, which are highly uncertain and cannot be predicted. Certain key sources of revenue for the Studios segment, including theatrical revenues, original television productions, studio operations, and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks.
Segments
In connection with the Merger, the Company reevaluated and changed its segment presentation during 2022. As of December 31, 2022, we classified our operations in three reportable segments:
•Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
•Networks - Our Networks segment primarily consists of our domestic and international television networks.
•DTC - Our DTC segment primarily consists of our premium pay-TV and streaming services.
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
Studios
WBD’s Studios business includes the Warner Bros. Pictures Group (“WBPG”), DC Studios, Warner Bros. Television Group (“WBTVG”), Global Brands and Experiences (“GBE”) (consumer products, themed entertainment, brand licensing, and publisher DC Comics), content licensing, home entertainment, studio operations, and interactive gaming.
WBPG is comprised of Warner Bros. Pictures, New Line Cinema and Warner Animation Group. WBPG partners with inspiring storytellers to create filmed entertainment for a global audience.
The recently launched DC Studios, tasked with developing properties licensed from DC Comics for film and television, continues the tradition of high-quality storytelling for the DC Universe across all audio-visual media, while building a sustainable growth business out of the iconic franchise.
WBTVG consists of Warner Bros. Television, the Company’s flagship television production unit for live-action scripted programming, as well as Warner Bros. Unscripted Television, which produces unscripted and alternative programming through its four production units: Warner Horizon Unscripted Television, Telepictures, Warner Bros. International Television Production and Shed Media. WBTVG also includes Warner Bros. Animation, Cartoon Network Studios, and Hanna-Barbera Studios Europe.
Among the Studios’ content highlights for 2022 are The Batman, Elvis, Fantastic Beasts: The Secrets of Dumbledore and Black Adam on the film side and TV titles such as Abbott Elementary, Ted Lasso, The Sandman, The Flight Attendant, Young Sheldon, The Voice, The Bachelor franchise, The Jennifer Hudson Show, and Batwheels.
Beyond its production operations, the Studios segment includes various businesses that facilitate consumer interaction with the intellectual property it creates.

GBE is the global division that drives opportunities for consumers to engage with leading entertainment brands and franchises. Through its strategic franchise development group and global commercial businesses, GBE creates lasting connections to WBD’s iconic characters, talent, and storytelling. GBE operates Global Consumer Products, Themed Entertainment and Brand Licensing, and world-renowned comic and publishing powerhouse DC Comics.
Global distribution of most of WBD’s award-winning content is handled by Content Sales, which provides content for viewers across streaming, cable, satellite and broadcast networks, local television stations, and airlines. Warner Bros. Home Entertainment oversees the global distribution of content through physical goods (Blu-ray Disc™ and DVD) and digital media in the form of electronic sell-through and video-on-demand via cable, satellite, online, and mobile channels.
The Studios segment also includes Warner Bros. Games, a worldwide publisher, developer, licensor, and distributor of content for the interactive space across all platforms, including console, handheld, mobile, and PC-based gaming for both internal and third-party game titles. There are currently 11 wholly owned game development studios under the Warner Bros. Games umbrella.
Part of the Worldwide Studio Operations group, Warner Bros. Studio Tour London – The Making of Harry Potter and Warner Bros. Studio Tour Hollywood attract visitors from around the world, giving fans the opportunity to get closer to the entertainment they love. In addition, Warner Bros. Studio Tour Tokyo – The Making of Harry Potter is set to open later in 2023.
For the year ended December 31, 2022, content and other revenues were 94% and 6%, respectively, of total revenues for this segment.
Networks
WBD’s linear network operations include 30 U.S. general entertainment, lifestyle, and news networks, as well as a host of international networks and global and regional sports networks.
General entertainment networks in the U.S. include TNT, cable’s #1 entertainment network; TBS, a top-rated destination for television among young adults; and Turner Classic Movies (TCM), which presents classic films, uncut and commercial-free. WBD’s other entertainment networks include OWN, Discovery Channel, Cartoon Network, Adult Swim, and truTV among many others.
Leading the lifestyle category are Magnolia Network, comprised of a collection of inspiring original series curated by Chip and Joanna Gaines featuring some of the U.S.’s most talented names in home and design, food, gardening and the arts; HGTV, with relatable stories, real estate and renovation experts and home transformations; and Food Network, which connects viewers to the power and joy of food. Additional lifestyle networks include Travel Channel, Science Channel, TLC, and Hogar de HGTV among many others.
CNN has been the #1 English-language news brand globally in multiplatform reach since at least 2018. In 2022, CNN had more unique digital visitors than any other news source in the U.S. and globally.
WBD Sports is a global leader in premium sports content across multiple platforms, engaging fans in the U.S. and internationally. WBD Sports’ U.S. portfolio includes the National Basketball Association (“NBA”), Major League Baseball (“MLB”), National Collegiate Athletic Association (“NCAA”), National Hockey League (“NHL”), and United States Soccer Federation (“USSF”). WBD Sports Europe features Eurosport, a leading sport destination and the home of the Olympic Games in Europe, as well as the Global Cycling Network (“GCN”), and Global Mountain Bike Network (“GMBN”). In 2022, Eurosport UK combined with BT Sport to create an extensive collection of live sports coverage for fans in the UK and Ireland.
WBD Sports’ owned-and-operated platforms include Bleacher Report, Eurosport.com, House of Highlights, HighlightHER, and a full suite of digital and social brands. TNT Sports is WBD’s sports content brand in Argentina, Brazil, Chile and Mexico. Several regional sports networks, serving fans live sports in select U.S. markets, are also owned and/or operated by WBD Sports in the U.S.
In addition to the global networks described above, we operate networks internationally. TVN operates a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks in Poland.
For the year ended December 31, 2022, advertising, distribution, content, and other revenues were 43%, 50%, 6%, and 1%, respectively, of total revenues for this segment.

DTC
WBD’s DTC business includes our streaming services, such as HBO Max and discovery+, and premium pay-TV services, such as HBO. Our streaming services are available on most mobile and connected TV devices. As of December 31, 2022, we had 96.1 million DTC subscribers1.
HBO is one of the most respected and innovative entertainment brands in the world, serving iconic, award-winning programming through the HBO linear channels and our DTC streaming platform, HBO Max.
HBO Max is a streaming platform that offers best in class quality entertainment, delivering an array of series, movies, and specials from the iconic brands of HBO, Warner Bros., and DC, as well as third-party series and blockbuster films. The platform launched in the U.S. in May 2020 and introduced a lower priced, advertising-supported tier in June 2021. Currently available in over 60 countries across the U.S., Latin America, and Europe, HBO Max began its global rollout launching in markets across Latin America and the Caribbean in the summer of 2021, followed by European launches in the Nordics, Iberia, the Netherlands and Central and Eastern Europe regions.
discovery+ is WBD’s non-fiction, real-life subscription streaming service. discovery+ features a wide range of exclusive, original series across popular passion verticals, including lifestyle and relationships; home and food; true crime; paranormal; adventure and natural history; science, tech, and the environment; and a slate of high-quality documentaries.
HBO Max and discovery+ currently feature both ad-free and ad-lite versions. We expect to rebrand and relaunch the HBO Max product in the U.S. during the first half of 2023 with an expanded content offering, including some of the content available on discovery+. A rollout of this expanded product is expected to follow in Latin America later in the year. European markets are planned to follow in 2024, with additional launches in key Asia-Pacific territories and some new European markets anticipated later in 2024. We expect to have both an ad-lite and an ad-free version of the expanded product in many markets. The company also intends to continue offering the standalone discovery+ service in the U.S. and international markets.
For the year ended December 31, 2022, advertising, distribution, and content revenues are 5%, 88%, and 7%, respectively, of total revenues for this segment.
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
1 We define a “DTC Subscription” as:
(i) a retail subscription to discovery+, HBO or HBO Max for which we have recognized subscription revenue, whether directly or through a third party, from a direct-to-consumer platform; (ii) a wholesale subscription to discovery+, HBO, or HBO Max for which we have recognized subscription revenue from a fixed-fee arrangement with a third party and where the individual user has activated their subscription; (iii) a wholesale subscription to discovery+, HBO or HBO Max for which we have recognized subscription revenue on a per subscriber basis; and (iv) users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.
We may refer to the aggregate number of DTC Subscriptions as “subscribers.”
The reported number of “subscribers” included herein and the definition of “DTC Subscription” as used herein excludes: (i) individuals who subscribe to DTC products, other than discovery+, HBO and HBO Max, that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) domestic and international Cinemax subscribers, and international basic HBO subscribers; and (iv) users on free trials except for those users on free trial that convert to a DTC Subscription within the first seven days of the next month as noted above.

Our networks and streaming services, which include HBO Max and discovery+ compete for the sale of advertising with other television networks, including broadcast, cable, local networks, and other content distribution outlets for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
Our networks and streaming services also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, streaming services, pay-per-view and VOD services, online activities and other forms of news, information and media entertainment.
INTELLECTUAL PROPERTY
We are one of the world’s leading creators, owners and distributors of intellectual property. Our intellectual property assets include copyrights in films, television programs, software, comic books and mobile apps; trademarks in names, logos and characters; patents or patent applications for inventions related to products and services; websites; and licenses of intellectual property rights of various kinds from third parties. We have made and will continue to make investments in developing technology platforms to support our digital products and DTC offerings, including HBO Max and discovery+, and consider these platforms to be intellectual property assets as well.
We are a global media and entertainment company and the protection of our content and brands is of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, patent, unfair competition, and internet/domain name statutes and laws, and contract provisions. However, there can be no assurance of the degree to which these measures will be successful. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories, and new legislative or regulatory initiatives could impact our operations.
We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not be effective. Piracy, which encompasses the theft of our signals, and the unauthorized use of our intellectual property in the digital environment, continues to present a threat to revenues from products and services based on our intellectual property. Piracy also includes the unauthorized use of our intellectual property on physical goods. We have a team dedicated to disrupting and curbing piracy and other forms of intellectual property infringement and use external vendors to detect and remove infringements. We also engage with intermediaries that facilitate piracy, leverage our membership in a range of industry groups, and initiate enforcement actions, including litigation, to address piracy issues. In general, policing unauthorized use of our products and services and related intellectual property is difficult and costly.
Third parties may challenge the validity or scope of our intellectual property from time to time, and the success of any such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may also result in substantial costs and diversion of resources which could have an adverse effect on our operations.
REGULATORY MATTERS
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the E.U., in which we operate. Content networks, such as those owned by us, are regulated in certain limited respects by the Federal Communications Commission (“FCC”), including some regulations that only apply to content networks affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators and direct broadcast satellite (“DBS”) operators and other distributors, affect content networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and describe only the most significant regulations we face; they do not purport to describe all present and proposed laws and regulations affecting our businesses.
Program Access
The Communications Act (the “Act”) and the FCC’s program access rules prevent a satellite-delivered content vendor in which a cable operator has an “attributable” ownership interest from discriminating against unaffiliated multichannel video programming distributors (“MVPDs”), such as cable and DBS operators, in the rates, terms and conditions for the sale or delivery of content networks, on the basis of the non-affiliation. These rules permit the unaffiliated MVPD to initiate a complaint to the FCC against content networks if it believes this rule has been violated.

Program Carriage
The Act and the FCC’s program carriage rules prohibit distributors from favoring their affiliated content networks over unaffiliated, similarly situated content networks in the rates, terms and conditions of carriage agreements between content networks and cable operators or other MVPDs. Recent regulatory changes and court decisions make it more difficult for us to challenge a distributor’s decision to decline to carry one of our content networks or discriminate against one of our content networks.
“Must-Carry”/Retransmission Consent
The Act imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market if they elect mandatory carriage. DBS systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space and favorable channel positions. This reduces the amount of channel space that is available for carriage of our content networks by cable and DBS operators. The Act also gives broadcasters the choice of opting out of must-carry and invoking the right to retransmission consent, which refers to a broadcaster’s right to require MVPDs, such as cable and satellite operators, to obtain the broadcaster’s consent before distributing the broadcaster’s signal to the MVPDs’ subscribers, often at a substantial cost that reduces the content funds available for independent programmers not affiliated with broadcasters, such as us.
Accessibility, Children’s Advertising Restrictions, Emergency Alerts and CALM Act
Certain of our content networks and some of our IP-delivered video content must provide closed-captioning and audio description of some of their programming and comply with other regulations designed to make our content more accessible to persons with disabilities. The U.S. Congress, the FCC, and the U.S. Department of Justice periodically consider proposals to implement additional accessibility requirements, some of which would increase our obligations substantially. Our content networks intended primarily for children 12 years of age and under must comply with certain limits on the amount and type of permissible advertising, and certain regulations extend to our digital products when they are referenced by web address in our content networks. We may not include emergency alert tones or signals in our content. Commercials embedded in our networks’ television content stream also must adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material.
Obscenity Restrictions
Network distributors are prohibited from transmitting obscene content, and our distribution agreements generally require us to refrain from including such content on our networks.
Regulation of Digital Services
We operate a variety of free, advertising-based and subscription-based digital products and streaming services providing information and entertainment to consumers in the U.S. and international markets via web, mobile and connected TV platforms. In some cases, those products and services are provided directly to consumers, and in other cases, they can be used and/or purchased through a third-party distributor, such as Xfinity or Hulu. Our digital products and services are subject to federal and state regulation in the U.S. relating to the privacy and security of personal information collected from our users, including laws pertaining to the acquisition of personal information from children under 16. Some examples of these laws include the federal Children's Online Privacy Protection Act (COPPA), the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Video Privacy Protection Act (VPPA), and the California Consumer Privacy Act (“CCPA”). Many additional U.S. state and federal regulations impose data security and data breach obligations on the Company. These laws and their public and private enforcement are continually evolving, with several comprehensive U.S. state privacy laws effective in 2023, many more introduced and expected to pass in the coming year, and novel litigation theories related to privacy advancing in the courts. Additional federal and state laws and regulations apply or may be adopted with respect to our digital products and services, covering such issues as data privacy and security, child safety, oversight of user-generated content, advertising, competition, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. The scope of regulation may differ depending on how these products and services are used and/or purchased. In addition, the FCC from time to time considers whether some or all digital services should be considered MVPDs and regulated as such.

Intellectual Property Laws and Regulations
Our intellectual property assets are discussed under “Business – Intellectual Property” above. Our content, whether distributed over broadcast, cable, DBS, wireless, or internet-based services, or through other means, is protected under intellectual property law, including copyright, trademark, patent, unfair competition, and internet/domain name statutes and laws and license agreements. Changes to these laws and regulations could either strengthen or weaken our ability to license and protect our content and combat its theft or misuse.
Foreign Laws and Regulations
The foreign jurisdictions in which our products and services are offered have, in varying degrees, laws and regulations governing our businesses, including relating to the production, monetization and distribution of content. By way of example, our digital offerings available to consumers in international jurisdictions are subject to laws and regulations relating to, without limitation, consumer protection, data privacy and security, advertising, competition, intellectual property, and content limitations.
Similar to the U.S., new laws and regulations in international jurisdictions may be adopted with respect to our intellectual property, products and services. In particular, we face increased efforts in international jurisdictions to regulate streaming services, which may constrain our offerings. Further, international laws and regulations around intellectual property could limit our ability to license and protect our content, as well as impose additional burdens on our business.
HUMAN CAPITAL
As of December 31, 2022, we had approximately 37,500 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures. Our employees are located in 54 different countries, with 56% located in the U.S. and 44% located outside of the U.S.
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
•applying compensation policies in an internally consistent manner; and
•incentivizing our employees to deliver on our short- and long-term objectives.
Benefits
We provide an array of benefits and programs that support our employees in their personal and professional lives. Highlights include:
•local medical, dental, and vision plans in many countries around the world to support our employees with access to health care, supplementing any state-provided health care;
•on-site wellness centers in our New York, Los Angeles, Atlanta and London offices, a fully-equipped fitness center in our New York, Los Angeles and Atlanta offices, and access to virtual fitness classes and wellbeing programs;
•family support programs, including on-site childcare in certain offices, childcare locator services, back-up childcare, maternity/paternity leave, adoption assistance and elder care;
•tools and resources to support the mental wellbeing of our employees and their families, including mental health counselors in our on-site wellness centers and a confidential, dedicated line for employees to contact and speak with a counselor in the event they need mental health support;

•products and services to support employees’ financial wellbeing, including life, accident, and disability insurance plans, discount benefits, financial planning tools, a 401(k) savings plan in the U.S. and retirement/pension plans in over 20 countries, with competitive contributions from the Company for employees at all levels;
•offering an employee stock purchase plan, which allows certain employees globally (where legislation permits) an opportunity to buy WBD common stock at a discounted price through convenient after-tax payroll deductions with no commission charges; and
•flexible working arrangements around the globe to enable our employees to better balance work and personal commitments.
Diversity, Equity and Inclusion (“DE&I”)
Our DE&I objective is to seek out diversity, remove barriers, and create space for all to share ideas and be heard. DE&I at WBD is overseen by our Chief Global Diversity, Equity & Inclusion Officer. We implement our DE&I initiatives and pipeline programs through global, regional and corporate councils that partner with internal and external stakeholders across our brands, business units and regions. We have also established a Creative Diversity Council to address DE&I in our content production businesses. We seek to support our employees through the sponsorship of 16 Business Resource Groups (“BRGs”) globally, comprised of over 40 chapters. BRGs are intended to enable employees with shared pursuits, purpose, identities, and interests to lead, contribute and build community for all.
Learning and Development
Our Global Learning & Development (“L&D”) team provides learning opportunities for employees around the world. The L&D team uses a variety of delivery methods suitable to the content and audience, including live in-person sessions, virtual workshops, webinars, and asynchronous online learning through our global learning management platform. The L&D team also provides tuition reimbursement for eligible courses.
AVAILABLE INFORMATION
All of our filings with the U.S. Securities and Exchange Commission (the “SEC”), including reports on Form 10-K, Form 10-Q and Form 8-K, and all amendments to such filings are available free of charge at the investor relations section of our website, ir.wbd.com, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our annual report, corporate governance guidelines, code of business ethics, audit committee charter, compensation committee charter, and nominating and corporate governance committee charter are also available on our website. In addition, we will provide a printed copy of any of these documents, free of charge, upon written request to: Investor Relations, Warner Bros. Discovery, Inc., 230 Park Avenue South, New York, NY 10003. Additionally, the SEC maintains a website at www.sec.gov that contains quarterly, annual and current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
We also routinely post on our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed to be material to investors. Therefore, we encourage investors to monitor our website and review the information we post there.
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
Risks Related to Our Acquisition of the WarnerMedia Business
We have incurred and expect to continue to incur significant costs following the Merger.
On April 8, 2022, we completed the Merger in which we acquired the business, operations and activities that constitute the WarnerMedia Business from AT&T. We incurred significant costs in connection with the signing and closing of the Merger, and expect to continue to incur approximately $1.0 - $1.5 billion of cash costs relating to organization restructuring, facility consolidation activities and other contract termination costs, which costs we believe will be necessary to realize the anticipated cost synergies from the Merger. Additional unanticipated costs may also be incurred in connection with the integration of the legacy business, operations and activities of Discovery prior to the Merger (the “Discovery Business”) and the WarnerMedia Business. No assurances of the timing or amount of synergies able to be captured, or the timing or amount of costs necessary to achieve those synergies, can be provided. Some of the factors affecting the costs associated with the integration phase of the Merger include the resources required in integrating the WarnerMedia Business with the Discovery Business and the length of time during which transition services are provided to us by AT&T. The amount and timing of any such charges could materially adversely affect our business, financial condition and results of operations.
If the results of operations of the WarnerMedia Business following the Merger continue to be below management’s expectations, we may not achieve the increases in revenues and net earnings that management expects as a result of the Merger.
In connection with our comprehensive business and strategic review which commenced following the Merger, we determined that certain WarnerMedia Business budget projections that were made available to us prior to the closing of the Merger varied from what we now view as the WarnerMedia Business’s baseline post-closing. Because we derive a majority of our revenues and net earnings from the WarnerMedia Business, if the results of operations of the WarnerMedia Business continue to be below management’s expectations, we may not achieve the increases in revenue and net earnings expected as a result of the Merger. Significant factors that could negatively impact the results of operations of the WarnerMedia Business, and therefore harm our results of operations, include:
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
We may not realize the anticipated benefits of the Merger because of difficulties related to integration, the achievement of such synergies, and other challenges faced by the combined Company.
The Discovery Business and the WarnerMedia Business previously operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of any or all anticipated financial or other benefits. If we are not able to successfully integrate the WarnerMedia Business with the Discovery Business, the anticipated benefits of the Merger may not be realized fully, if at all, or may take longer than expected to be realized. Our integration efforts could result in a loss of key Discovery Business or WarnerMedia Business employees, loss of customers, disruption of either or both of the Discovery Business’s or the WarnerMedia Business’s ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining the Discovery Business and the WarnerMedia Business in order to realize the anticipated benefits of the Merger:
•integrating the Discovery Business and the WarnerMedia Business in the time frame currently anticipated;
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

•managing the expanded operations of a significantly larger and more complex company, particularly in light of the Discovery Business’s limited prior experience in running a studio or producing scripted content;
•aligning the businesses’ DTC streaming services for global customers; and
•resolving potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.
Even if the Discovery Business and the WarnerMedia Business are integrated successfully, the full benefits of the Merger may not be achieved within the anticipated time frame or at all.
Further, following the Merger, the size and complexity of the business of the combined Company increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which could pose substantial challenges for management, including challenges related to the management and monitoring of new, complex operations and associated increased costs. All of these factors could materially adversely affect our stock price, business, financial condition, results of operations or cash flows.
Our consolidated indebtedness increased substantially following completion of the Merger. We have a significant amount of debt and may incur significant amounts of additional debt, which could adversely affect our financial health and our ability to react to changes in our business.
Our consolidated indebtedness as of December 31, 2022 was approximately $49.3 billion, of which $363 million is current. We had outstanding debt prior to the Merger and upon completion of the Merger, we became responsible for approximately $41.5 billion of additional debt (at par value), including debt that was issued by WarnerMedia Holdings, Inc. in connection with its separation from AT&T as well as preexisting debt of the WarnerMedia Business. In addition, we have the ability to draw down on a $6.0 billion revolving credit facility in the ordinary course, which would have the effect of further increasing our debt to the extent drawn. We are also permitted, subject to certain restrictions under our existing debt agreements, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of further increasing our leverage.
As a result of our increased indebtedness, our corporate or debt-specific credit rating could be downgraded, which may increase our borrowing costs or subject us to more restrictive covenants when we incur new debt in the future, which could reduce profitability and diminish operational flexibility.
Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:
•impairing our ability to meet one or more of the financial ratio covenants contained in our term loan and revolving credit facility or to generate cash sufficient to pay the interest or principal, which could result in an acceleration of some or all of our outstanding debt in the event that an uncured default occurs;
•increasing our vulnerability to general adverse economic and market conditions;
•limiting our ability to obtain additional debt or equity financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of cash flow available for other purposes such as capital expenditures, share repurchases, investments, and mergers and acquisitions;
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
We have recognized, and could continue to recognize impairment charges, related to goodwill and other intangible assets.
The Merger added a significant amount of goodwill and other intangible assets to our consolidated balance sheet. In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, including the ongoing effects of the COVID-19 pandemic, disruptions to our business, inability to effectively integrate acquired businesses, underperformance of the WarnerMedia Business as compared to management's initial expectations, unexpected significant changes or planned changes in use of the assets, including in connection with our ongoing restructuring initiatives, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially adversely affect our results of operations in the periods recognized.

We may be unable to provide (or obtain from third parties) the same types and level of services to the WarnerMedia Business that historically have been provided (or obtained from third parties) by AT&T or may be unable to provide (or obtain) them at the same cost.
Prior to the Merger, as part of a separate reporting segment of AT&T, the WarnerMedia Business was able to receive services from AT&T and was able to receive benefits from being a part of AT&T, including benefiting from AT&T’s financial strength, extensive business relationships and purchasing power in negotiating third party services. Following the Merger, the WarnerMedia Business is not able to leverage AT&T’s financial strength, does not have access to AT&T’s extensive business relationships and may not have purchasing power similar to what it had benefited from by being a part of AT&T prior to the Merger. Following the Merger, we have had to replace the services previously provided, or obtained from third parties, by AT&T by either providing them internally or obtaining them from unaffiliated third parties, including AT&T. These services include AT&T bundling HBO Max with some of its wireless and broadband offerings, and certain administrative and operating functions of which effective and appropriate performance is critical to the operations of the WarnerMedia Business and the Company as a whole following the Merger. AT&T is providing certain services on a transitional basis pursuant to a Transition Services Agreement (the “TSA”) with us. The duration of such services is subject to a limited term set out in the Services Schedule to the TSA. We may have difficulty enforcing the terms of the agreements governing the provision of these services or be unable to replace these services in a timely manner or on terms and conditions as favorable as those the WarnerMedia Business currently receives from AT&T under the TSA or from third party contracts that were obtained by AT&T prior to the Merger for the WarnerMedia Business. The costs for these services, or the costs associated with replacing these services, could in the aggregate be higher than the combination of our historical costs and those reflected in the historical financial statements of the WarnerMedia Business. If we are unable to replace the services provided by AT&T or obtained from third parties by AT&T or are unable to replace them at the same cost or are delayed in replacing the services provided by AT&T or obtained from third parties by AT&T, our business, financial condition, and results of operations may be materially adversely impacted by increasing costs or decreasing revenues.
We are engaged in legal proceedings related to the Merger and could be subject to additional legal proceedings related to the Merger, the outcomes of which are uncertain and could negatively impact our business, financial condition and results of operations.
Since the closing of the Merger, multiple putative class action lawsuits relating to the Merger have been filed on behalf of stockholders of the Company against the Company and/or certain of our directors and executive officers seeking damages and other relief. Additional lawsuits relating to the Merger, or disputes arising out of definitive agreements entered into in connection with the Merger, could arise in the future. The outcomes of Merger-related lawsuits are uncertain and even if we ultimately prevail in a lawsuit, defending against the claim could be time-consuming and costly and divert our management’s attention and resources away from our business, which could negatively and materially impact our business, financial condition and results of operations.
Risks Related to Our Business and Industry
Our businesses operate in highly competitive industries and if we are unable to compete effectively, our business, financial condition and results of operations could suffer.
The media and entertainment industries in which we compete for viewers, distribution and advertising are highly competitive. We compete with other media and entertainment companies to attract creative talent and produce high-quality content and to make our content available to audiences on a variety of platforms.
Our traditional linear programming networks face increased competitive pressure from other television networks, subscription based streaming services, including our HBO Max and discovery+ products, and other forms of news, information and media entertainment, such as feature films, interactive games and entertainment, user-generated content, live sports and other events, social media and diverse on-line and mobile activities and other digital entertainment platforms and offerings all vying for consumer time, attention and discretionary spending. There has also been a shift in consumer behavior related to changes in content distribution and technological innovation, including a preference by consumers to watch content on demand and a decline in subscribers to the traditional cable bundle. The COVID-19 pandemic appears to have accelerated some existing trends. Lockdowns during the pandemic, for example, enabled households to experiment with digital offerings including subscription video-on-demand or to stack multiple streaming subscriptions. Although we expect these trends to continue in the coming years, our viewership and the profitability of our business may be impacted in unpredictable ways as a result thereof. Moreover, there can be no assurance of the continuation of these trends.

In order to respond to changing consumer behavior, increasing preferences to watch on demand, subscription declines and changes in content distribution models in our industry, we have invested in, developed and launched DTC products including our HBO Max and discovery+ products. We have incurred and will likely continue to incur significant costs to develop and market HBO Max and discovery+, including costs related to developing and implementing a go-to-market strategy for our DTC business that aligns our HBO Max and discovery+ products. There can be no assurance, however, that consumers and advertisers will embrace our offerings or that subscribers will activate or renew a subscription, particularly given the increase in DTC products in the marketplace. The WarnerMedia Business has in the past, and we could in the future, incur significant restructuring costs related to DTC products due to the rapidly and continuously-evolving DTC environment, in which consumer satisfaction, scale, differentiation and capacity to invest in content are crucial to streaming success.
Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not ultimately predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. If we are not able to access our targeted audience with appealing category-specific content and adapt to new technologies, distribution methods and platforms and business models, we may experience a decline in viewership and ultimately a decline in the demand for our programming, which could lead to lower distribution and advertising revenues, materially and adversely affecting our business, financial condition and results of operations.
The success of our business depends on the acceptance of our content and brands by our U.S. and foreign viewers, which may be unpredictable and volatile.
The production and distribution of television programs, feature films, sports and news content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. Our success depends on our ability to consistently create and acquire content that meets the changing preferences of viewers in general, in special interest groups, in specific demographic categories and in various international marketplaces. For example, generally, feature films that perform well upon initial release also have commercial success in subsequent distribution channels. Therefore, the underperformance of a feature film, especially an “event” film, upon its public release can result in lower-than-expected revenues for our business which could limit our ability to create future content. We need to invest substantial amounts in the production or acquisition and marketing of our television programs, feature films, sports and news content before we learn whether such content will reach anticipated levels of popularity with consumers. Failing to gain the level of audience acceptance we expect for our content may negatively impact our business, financial condition and results of operations.
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
Consequently, reduced public acceptance of our television programs, feature films, sports and news content or negative publicity regarding individuals or operations associated with our content or brands may decrease our audience share and customer/viewer reach and adversely affect our business, financial condition and results of operations.

If our DTC products fail to attract and retain subscribers, our business, financial condition and results of operations may be adversely impacted.
Our HBO Max and discovery+ offerings are subscription-based streaming products and are among many such services in a crowded and competitive landscape. Their success will be largely dependent on our ability to initially attract, and ultimately retain, subscribers. If we are unable to effectively market our DTC products or if consumers do not perceive the pricing and related features of our DTC products to be of value versus our competitors, we may not be able to attract and retain subscribers. In particular, decreases in consumer discretionary spending where our DTC products are offered may reduce our ability to attract and retain subscribers to our services, which could have a negative impact on our business. Relatedly, a decrease in viewing subscribers on our advertising-supported DTC products could also have a negative impact on the rates we are able to charge advertisers for advertising-supported services. The ability to attract and retain subscribers will also depend in part on our ability to provide compelling content choices that are differentiated from that of our competitors and that are more attractive than other sources of entertainment that consumers could choose in their free time. Furthermore, our ability to provide a quality subscriber experience and our relative service levels, may also impact our ability to attract and retain subscribers. If existing subscribers, including those who receive subscriptions through wireless and broadband bundling arrangements with third parties, cancel or discontinue their subscriptions for any reason, including as a result of selecting an alternative wireless or broadband plan that does not bundle our products, or due to the availability of competing offerings that are perceived to offer greater value compared to our DTC products, our business may be adversely affected. We would need to add new subscribers both to replace subscribers who cancel or discontinue their subscriptions and to grow our business. If we are unable to attract and retain subscribers and offset the losses of subscribers who cancel or discontinue their subscriptions to our DTC products, our business, financial condition and results of operations could be adversely affected.
Global economic conditions and other global events may have an adverse effect on our business.
Our business is significantly affected by prevailing economic conditions, including inflation and fluctuations in interest rates, and by disruptions to financial markets. We derive substantial revenues from advertisers, and these expenditures are sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the U.S. and other countries where our content is distributed could adversely affect the businesses of our partners who might reduce their spending on advertising, which could result in a decrease in advertising rates and volume and our advertising revenues.
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
A downturn in global economic conditions, such as those caused by the COVID-19 pandemic, can also negatively affect our current and potential customers, vendors and others with whom we do business and their ability to satisfy their obligations to us. The general worsening of current global economic conditions could adversely affect our business, financial condition or results of operations, and the worsening of economic conditions in certain parts of the world, specifically, could impact the expansion and success of our businesses in such areas.
Our business is also impacted by other global events, including political, social, or economic unrest, terrorism, hostilities, or pandemics. For example, the COVID-19 pandemic negatively impacted movie theater attendance by consumers as movie theaters reduced seating capacity or closed for an extended period of time. There is no assurance that movie theater attendance will return to pre-pandemic levels or increase from current levels. Other global events in the future may impact our ability to distribute content or our viewership, which could negatively impact our business.

We invest significant resources to acquire licenses to produce sports programming and there can be no assurance that we will continue to be successful in our efforts to obtain licenses to recurring sports events or recoup our investment when the content is distributed.
We face significant competition to acquire licenses to sports programming, which leads to significant expenditure of funds and resources. As a result of an increasing number of market entrants in the programming space, we have seen upward pressure on programming costs in recent years, particularly in connection with the licensing and acquisition of sports content from third parties. We may also be impacted by such upward pressures driven by increasing investment in programming by competitors. In certain international markets, regulations concerning content quotas or content investment requirements may be a further factor driving increasing programming costs. In addition, businesses, including ours, that offer multiple services, or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for distribution of our networks. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors to obtain licenses to recurring sports events, or that increasing competition for programming licenses and regulatory review from competition authorities will not have a material adverse effect on our business, financial condition or results of operations.
We also operate regional sports networks and have rights agreements with various professional sports teams that provide the regional sports networks with certain rights to produce and distribute their games. The revenue we derive from the regional sports networks can depend upon a number of factors including consumer tastes and preferences, the strength of advertising markets, subscription levels and rates for programming, and the size of viewer audiences.
There can also be no assurance that we will recoup our investment in sports programming. The impact of these contracts on our results of operations over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for programming, consumer acceptance of our content, and the size of viewer audiences. For example, as the home of the Olympic Games in Europe through 2032, we have been developing and innovating new forms of content in connection with the Olympic Games. Our success with the Olympics depends on audience acceptance of this content. If viewers do not find our Olympic Games content acceptable, we could see low viewership, which could lead to low distribution and advertising revenues and adversely affect our business, financial condition and results of operations.
Failure to renew, renewal with less favorable terms, or termination of our content licenses and similar distribution agreements may cause a decline in our revenue.
Because our content and pay-TV networks are licensed to and distributed through third parties, such as theatrical exhibitors (and in certain international territories, local theater distributors), traditional television and pay-TV broadcasters (such as cable and satellite operators) and operators of digital platforms, which in turn make such content available, directly and indirectly, to consumers, we are dependent upon the maintenance of such licensing and distribution agreements with such third parties. These agreements generally provide for the scope of licensed rights, including geographic territory, exploitation rights, holdbacks and/or other restrictions, including exclusivity or non-exclusivity, window(s) of exploitation (including first and second pay-TV and free to air broadcast), for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages), and for payment of a license fee to us based on a number of factors, including the scope of the rights granted, the popularity of the content (as measured in the case of films, for example, by box office performance for certain downstream exploitation) and the date of its first theatrical or pay-TV exhibition.
While the number of subscribers associated with our networks impacts our ability to generate advertising revenue, subscription-based revenue also represents a significant portion of our revenue. Our agreements generally have a limited term which varies by territory and distributor, and there can be no assurance that these agreements will be renewed in the future or that they will be renewed on terms that are favorable to us. The license fees and other commercial terms that we receive are dependent, among other factors, on the acceptance and performance of our content with consumers. A reduction in the license fees that we receive or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks or a reduction in distributor penetration, including as a result of changes in consumer habits, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. Changes in distribution strategy and variations on traditional theatrical distribution and other licensing models, such as shortening traditional windows or making simultaneous the availability of certain films theatrically and on-demand, and other hybrids, may also drive changes in the licensee fees that theatrical exhibitors and distributors and other downstream licensees in the value chain may be willing to pay for content, which may in turn negatively affect our content revenue. As a result of industry consolidation, our distributors have become and may continue to become larger, and as a result have gained or could gain additional market power. Such consolidation gives these distributors leverage in negotiating their distribution agreements with us which could subject our affiliate fee revenue to reduction or discounts, which could have an adverse effect on our financial condition.

In addition, content distribution and license agreements are complex and individually negotiated. For example, some of our distribution agreements contain “most favored nation” clauses, which typically provide that if we enter into an agreement with another distributor which contains certain more favorable terms, we must offer some of those terms to our existing distributors. If we were to disagree with one of the counterparties on the interpretation of a content distribution and license agreement, it could materially adversely impact our business, financial condition and results of operations as well as damage our relationship with that counterparty.
We rely on platforms owned by our competitors for digital and linear distribution of our content.
We rely on platforms owned by third parties, some of which compete directly with us or have investments in competing streaming products, to make our content available to our subscribers and viewers. If these third parties do not continue to provide access to our service on their platforms or are unwilling to do so on terms acceptable to us, our business could be adversely affected. If we are not successful in maintaining existing or creating new relationships with these third parties, our ability to retain subscribers and grow our business could be adversely impacted.
Service disruptions or the failure of communications satellites or transmitter facilities we rely upon could adversely impact our business, financial condition and results of operations.
We rely on communications satellites and transmitter facilities and other technical infrastructure, including fiber, to transmit programming to affiliates and other distributors. Shutdowns of communications satellites and transmitter facilities or service disruptions will pose significant risks to our operations. Such disruptions may be caused by power outages, natural disasters, extreme weather, terrorist attacks, war, failures or impairments of communications satellites or on-ground uplinks or downlinks or other technical facilities and services used to transmit programming, failure of service providers to meet contractual requirements, or other similar events. If a communications satellite or other transmission means (e.g., fiber) is not able to transmit our programming, or if any material component thereof fails or becomes inoperable, we may not be able to secure an alternative communications path in a timely manner because, among other factors, there are a limited number of service providers and other means available for the transmission of programming, and any alternatives may require lead time and additional technical resources and infrastructure to implement. If such an event were to occur, there could be a disruption in the delivery of our programming, which could harm our reputation and materially adversely affect our business, financial condition and results of operations.
Our businesses may be subject to labor disruption.
We and some of our suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of our television programs, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages or the possibility of such actions could result in delays in the production of our television programs, feature films and interactive entertainment. We could also incur higher costs from such actions, enter into new collective bargaining agreements or renew collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and we may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude us from producing and telecasting scheduled games or events and could negatively impact our promotional and marketing opportunities. Depending on their duration, union or labor disputes or player lock-outs could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Domestic and Foreign Laws and Regulations; Other Risks Related to International Operations
Changes in domestic and foreign laws and regulations and other risks related to international operations could adversely impact our business, financial condition and results of operations.
Programming services like ours, and the distributors of our services, including cable operators, satellite operators and other multi-channel video programming distributors, are regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments, in ways that affect the daily conduct of our video content business. These obligations and regulations, among other things, require closed captioning of programming for the hearing impaired, require certain content providers to make available audio descriptions of programming for the visually impaired, limit the amount and content of commercial matter that may be shown during programming aimed primarily at an audience of children aged 12 and under, and require the identification of (or the maintenance of lists of) sponsors of political advertising. See the discussion under “Business – Regulatory Matters” that appears above. The U.S. Congress, the FCC, the Federal Trade Commission (“FTC”), U.S. state legislatures, and the courts currently have under consideration, and may adopt or interpret in the future, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our U.S. media properties or modify the terms under which we offer our services and operate.

Following the Merger, our operations through which we distribute programming outside the U.S. have increased significantly. As a result, our business is, and may increasingly be, subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
•laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•local regulatory requirements (and any changes to such requirements), including restrictions on content, censorship, imposition of local content quotas, local production levies and investment obligations, and restrictions or prohibitions on foreign ownership, outsourcing, consumer protection, targeted advertising, intellectual property and related rights, including copyright and rightsholder rights and remuneration;
•our ability to obtain the appropriate licenses and other regulatory approvals we need to distribute content in foreign countries as well as regulatory intervention on how we currently operate, including how we license and distribute content;
•differing degrees of protection for intellectual property and varying attitudes towards the piracy of intellectual property;
•significant fluctuations in foreign currency value;
•capital, currency exchange and central banking controls;
•the instability of foreign economies and governments;
•the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the war between Russia and Ukraine;
•anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act that impose stringent requirements on how we conduct our foreign operations and changes in these laws and regulations;
•sanction laws and regulations such as those administered by the Office of Foreign Assets Control that restrict our dealings with certain sanctioned countries, territories, individuals and entities; these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia and certain Ukrainian territories as well as sanctions imposed on China;
•challenges implementing effective controls to monitor business activities across our expanded international operations;
•foreign privacy and data protection laws and regulations and changes in these laws and regulations; and
•shifting consumer preferences regarding the viewing of video programming.
Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources as well as our costs, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, some foreign markets where we and our partners operate may be more adversely affected by current economic conditions than the U.S. We also may incur substantial expense as a result of changes, including the imposition of new restrictions, in the existing regulatory, economic or political environment in the regions where we do business.
This is of particular concern in Poland, where we own and operate TVN, a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks, which faces ongoing legislative and regulatory risk. In the past, said risk has manifested itself in draft legislation, now abandoned, which would have precluded non-EEA ownership of Polish national broadcasters, and in delays in renewing broadcast licenses. Such delays continue as well as regulatory pressure on some of TVN’s journalism. Similar developments could, directly or indirectly, affect the future operations of our Polish media properties and/or modify the terms under which we offer our services and operate in that market in the future.
The evolving regulatory environment in international markets may also impact strategy, costs and results of operations, including with respect to local programming levies and investment obligations, satisfaction of local content quotas, access to local production incentive schemes, and direct and indirect digital taxes or levies on internet-based programming services.

We are subject to domestic and international privacy and data protection laws, which impact our ability to collect, manage, and use personal information. Our efforts to comply with such laws, which are continually evolving, could impose costly obligations on us and generate additional regulatory and litigation risk.
We are subject to domestic and international laws associated with the acquisition, storage, disclosure, use and protection of personal data, including under the E.U. General Data Protection Regulation (GDPR), several comprehensive U.S. state privacy laws, including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), and many other international laws and regulations. These laws and regulations are continually evolving and many more U.S. state and federal laws and international laws may pass this year. See the discussion above in “Business – Regulatory Matters”. These evolving privacy, security, and data protection laws may require us to expend significant resources to implement additional data protection measures, and our actual or alleged failure to comply with such laws could result in legal claims, regulatory enforcement actions and significant fines and penalties.
Environmental, social and governance laws and regulations may adversely impact our businesses.
U.S. state and federal regulators, international regulators, investors, consumers and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) considerations. For example, the SEC has adopted regulations to require disclosures relating to public companies’ management of human capital resources and has proposed rules to enhance and standardize climate-related disclosures; Nasdaq, the exchange where our stock is listed, has implemented board diversity disclosure requirements; the European Union has adopted specific conduct-based directives on ESG; and the U.K. has mandated climate-related disclosures for public companies. These increased disclosure obligations have required and may continue to require us to implement new practices and reporting processes, and have created and will continue to create additional compliance risk.
Additionally, our ESG initiatives and programs may not achieve their intended outcomes. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, or if we are perceived by consumers, stockholders or employees to have not responded appropriately to the growing concern for ESG issues, our reputation, and therefore our ability to sell our products and services, could be negatively impacted. If, as a result of their assessment of our ESG performance, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. Providers of debt and equity financing may also consider our ESG performance and external ESG ratings (which we have limited ability to influence) in their decision involving our Company, which could impact our cost of capital and adversely affect our business.
Foreign exchange rate fluctuations may adversely affect our operating results and financial conditions.
We have significant operations in a number of foreign jurisdictions and certain of our operations are conducted and certain of our debt obligations are denominated in foreign currencies. The value of these foreign currencies fluctuates relative to the U.S. dollar. As a result, we have exposure to foreign currency risk as we enter into transactions and make investments denominated in multiple currencies. Adverse business performance and financial results from unforeseen changes in foreign currency exchange rates could increase our cost of borrowing or make it more difficult for us to obtain future financing, which could materially adversely affect our operating results and financial conditions. We manage our exposure to foreign currency risk by entering into derivative instruments with counterparty banks, which exposes us to counterparty credit risk.
Our consolidated financial statements are denominated in U.S. dollars, and to prepare those financial statements we must translate the amounts of the assets, liabilities, net sales, other revenues and expenses of our operations outside of the U.S. from local currencies into U.S. dollars using exchange rates for the current period. This exposure to exchange rate fluctuations could have an adverse effect on our reported results of operations and net asset balances.
Increasing complexity of global tax policy and regulations could increase our tax liability and adversely impact our business and results of operations.
We continue to face the increasing complexity of operating a global business, and we are subject to ever-changing tax policy and regulations around the world. Many foreign jurisdictions are contemplating additional taxes and/or levies on over-the-top services, as well as on media advertising. In addition, many foreign jurisdictions have increased scrutiny and have either changed, or plan to change, their international tax systems due to the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations. These recommendations include, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. Such recommendations, if implemented, could have a material effect on our income tax liability.
Additional complexity has also arisen with respect to state aid: i.e., state resources used to provide recipients an advantage on a selective basis that has or could distort competition and affect trade between European member states. In recent years the European Commission has increased their scrutiny of state aid and has deviated from historical E.U. state aid practices. We receive material amounts of financial incentives for conducting our content production activities in various jurisdictions that offer such incentives. If the E.U. were to restrict our ability to receive these incentives, such restrictions could have a material impact on our results of operations.

Other changes in tax laws and the interpretation thereof could have a material impact on our tax liability. For example, in August 2022, the U.S. government enacted the Inflation Reduction Act which, among other changes, created a new corporate alternative minimum tax (“CAMT”) of 15% for corporations whose average annual adjusted financial statement income for any consecutive 3 tax year periods ending after December 31, 2021 and preceding the tax year exceeds $1 billion, and a 1% excise tax on stock repurchases made by publicly traded U.S. companies. The effective date of these provisions was January 1, 2023, although we await further guidance from the U.S. government on the calculation of the CAMT. Based on that forthcoming guidance, it is possible that the CAMT could result in a material additional tax liability.
Risks Related to Our Financial, Capital and Corporate Structure
Forecasting our financial results requires us to make judgements and estimates which may differ materially from actual results.
Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, adjusted earnings before interest, taxes, depreciation, and amortization (as defined in Note 23 to the accompanying consolidated financial statements, “Adjusted EBITDA”), free cash flow and subscriber growth, and other financial and operating data, may differ materially from actual results, including as a result of events outside of our control and other risks and uncertainties described herein. Such discrepancies could cause a decline in the trading price of our common stock.
Our ability to incur debt and the use of our funds could be limited by the restrictive covenants in the loan agreements for our term loan and revolving credit facility.
The loan agreements for our term loan and revolving credit facility contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests. These covenants and requirements could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets, or taking advantage of other opportunities, which could have an adverse effect on our business.
In addition, credit ratings actions could impact the terms of our loan agreements. A ratings downgrade may increase our borrowing costs, which could diminish operational flexibility and reduce profitability.
We could be unable to obtain cash in amounts sufficient to meet our financial obligations or other commitments.
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facilities or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries, including WarnerMedia Holdings, Inc., Scripps Networks Interactive, Inc., and Discovery Communications, LLC to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facilities, to which they may be or may become subject. Under the 2017 Tax Cuts and Jobs Act, we were subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. The Company intends to continue to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Certain of our businesses are conducted through joint ventures or partnerships with one or more third parties, in which we share ownership, management and profits of the business operation to varying degrees.
Certain of our businesses are conducted through joint ventures or partnerships with one or more third parties, where we have varying degrees of ownership and influence. From time to time, we may disagree with our joint venture partners on the strategy or management of a joint venture business, but may be constrained in our ability to make decisions unilaterally as a result of legal or contractual obligations to our joint venture partners, which could adversely affect our business, financial condition and results of operations.

We have directors that are also related persons of Advance/Newhouse Programming Partnership (“Advance/Newhouse”) and that overlap with those of Liberty Media Corporation (“Liberty Media”), Liberty Global plc (“Liberty Global”), Qurate Retail Group f/k/a Liberty Interactive Corporation (“Qurate Retail”), Liberty Broadband Corporation (“Liberty Broadband”), and Liberty Latin America Ltd (“LLA”), which may lead to conflicting interests for those directors or result in the diversion of business opportunities or other potential conflicts.
Advance/Newhouse owns shares representing approximately 8% of our outstanding common stock. Our board of directors includes Steven A. Miron, the Chief Executive Officer of Advance/Newhouse and Steven O. Newhouse, Co-President of Advance Publications, Inc., which holds interests in Advance/Newhouse and Charter Communications, Inc. (“Charter”). Pursuant to a consent agreement entered into between Advance/Newhouse and the Company in connection with the Merger, the Company designated Mr. Miron and Mr. Newhouse to our board of directors with terms ending in 2025. Mr. Miron is also a member of the board of directors of Charter, of which Liberty Broadband and Advance Publications, Inc. own equity interests.
In addition, Dr. John C. Malone, chairman of Liberty Media, Liberty Global and Liberty Broadband and member of the board of directors of Qurate Retail, serves on our board of directors. Our board of directors also currently includes one other person who is currently a member of the board of directors of Liberty Media, one other person who is currently a member of the board of directors of Liberty Global, and one person who is a currently a member of the board of directors of LLA.
The respective parent companies of Advance/Newhouse and of Liberty Media, Liberty Global, Qurate Retail, Liberty Broadband, and LLA (together, the “Liberty Entities”) own interests in various U.S. and international media, communications and entertainment companies, such as Charter, that have subsidiaries that own or operate domestic or foreign content services that may compete with the content services we offer. We have no rights in respect of U.S. or international content opportunities developed by or presented to the subsidiaries of any Liberty Entities, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders.
None of the Liberty Entities own any interest in us. Dr. Malone beneficially owns: shares of Liberty Media representing approximately 48% of the aggregate voting power of its outstanding stock, shares representing approximately 30% of the aggregate voting power of Liberty Global, shares representing approximately 7% of the aggregate voting power of Qurate Retail, shares representing approximately 47% of the aggregate voting power of Liberty Broadband and shares representing less than 1% of our outstanding common stock. Our other directors who are also directors of the Liberty Entities hold stock and stock-based compensation in the Liberty Entities and hold our stock and stock-based compensation.
These ownership interests and/or business positions could create conflicts of interest or the appearance of conflicts of interest when these individuals are faced with decisions that could have different implications for us, Advance/Newhouse and/or the Liberty Entities. For example, there may be the potential for a conflict of interest when we, on the one hand, or Advance/Newhouse and/or one or more of the Liberty Entities, on the other hand, consider acquisitions and other corporate opportunities that may be suitable for the other.
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
In connection with the Merger, we agreed with AT&T that for a two-year period following the Merger, we would not, among other things and subject to certain exceptions, enter into any transaction or series of transactions as a result of which one or more persons would acquire an amount of stock of our Company that, when combined with certain other changes in ownership of our stock (including the Merger), would equal or exceed 45% of the outstanding stock of our Company. Further, certain provisions of our charter and bylaws may discourage, delay or prevent a change in control that a stockholder may consider favorable. These provisions include the following:
•authorizing the issuance of “blank check” preferred stock without stockholder approval, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•classifying our board of directors with staggered three-year terms until the election of directors at our 2025 annual meeting of stockholders, which may lengthen the time required to gain control of our board of directors;
•limiting who may call special meetings of stockholders;
•prohibiting stockholder action by written consent, thereby requiring stockholder action to be taken at a meeting of the stockholders;

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
In addition, under our charter, we have not opted out of the protections of Section 203 of the Delaware General Corporation Law (the “DGCL”), and we are therefore governed by Section 203. Accordingly, it is expected that Section 203 will have an anti-takeover effect with respect to transactions that our board of directors does not approve in advance and that Section 203 may discourage takeover attempts that might result in a premium over the market price of WBD capital stock.
These provisions are intended to protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. As noted above, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests and the best interests of our stockholders. Accordingly, if our board of directors determines that a potential business combination transaction is not in our best interests and the best interests of our stockholders, but certain stockholders believe that such a transaction would be beneficial to us and our stockholders, such stockholders may elect to sell their shares in WBD and the market price of WBD common stock could decrease.
If Advance/Newhouse were to sell its shares following the exercise of its registration rights, it may cause a significant decline in our stock price, even if our business is doing well.
Advance/Newhouse and Advance Newhouse Partnership (“ANP”) have been granted registration rights covering all of the shares of common stock now held or hereafter acquired by them. Subject to certain limitations and restrictions, including customary “blackout periods”, Advance/Newhouse and ANP have the right to assign any or all of their registration rights to their affiliates and successors, as well as a specified family foundation. The shares held by Advance/Newhouse and ANP are registered for resale pursuant to our registration statement on Form S-3 filed April 22, 2022. Any future exercise of registration rights or sale of large amounts of our common stock in the public market could materially and adversely affect the market price of our common stock.
General Risks
We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses.
We and our partners rely on various technology systems in connection with the production, distribution and broadcast of our programming, and our on-line, mobile and app offerings, as well as our internal systems, involve the storage and transmission of personal and proprietary information. Consistently, cyber criminals and other malicious actors target us and our service providers. Our systems and our service providers’ systems have been breached in the past due to cybersecurity attacks. These systems may continue to be breached in the future due to employee error or misconduct, system vulnerabilities, malicious code, hacking and phishing attacks, or otherwise. If our information security systems or data are compromised in a material way, such compromises could result in a disruption of services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have an adverse effect on our business.
The risk of cyberattacks has also increased and will continue to increase in connection with Russia’s invasion of Ukraine. In light of the Ukraine war and other geopolitical events and dynamics, including ongoing tensions with Russia, China, North Korea, Iran and other states, state-sponsored parties or their supporters may launch retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. These security attacks can originate from a wide variety of sources/malicious actors, including, but not limited to, persons who constitute an insider threat, who are involved with organized crime, or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients through social engineering, phishing, mobile phone malware, and other methods.

Theft of our intellectual property and unauthorized duplication, distribution and exhibitions of our intellectual property may decrease revenues and adversely affect our business, financial condition, and results of operations.
The success of our business depends in part on effective and deterrent laws efficiently implemented by law enforcement to enable our ability to maintain and enforce the intellectual property rights underlying our content and brands. We are a global media and entertainment company, and piracy or other infringement of our intellectual property (including digital content, feature films, television programming, gaming, and other content), brands and other intellectual property has the potential to materially adversely affect us. Piracy is particularly prevalent in parts of the world that do not effectively enforce intellectual property rights and laws. Even in territories like the U.S. that have stronger intellectual property laws, legal frameworks that are unresponsive to modern realities, combined with the lack of effective technological prevention and enforcement measures, may impede our enforcement efforts. Our enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured to any degree. In addition, technological advances that allow the almost instantaneous unauthorized copying and downloading of content into digital formats without any degradation of quality from the original facilitate the rapid creation, transmission, and sharing of high-quality unauthorized copies. This is also true for broadcast signals, which can be retransmitted without any degradation of quality from the original via unauthorized services. Unauthorized distribution of copyrighted material over the internet is a threat to copyright owners’ ability to maintain the exclusive control over their copyrighted material and thus the value of their property. The proliferation of unauthorized use of our content may have a material adverse effect on our business and profitability. For example, it may reduce the revenue that we potentially could receive from the legitimate sale and distribution of our content. We may also need to spend significant amounts of money on improvement of technological platform security and enforcement activities, including litigation, to protect our intellectual property rights.
Any impairment of our intellectual property rights, including due to changes in U.S. or foreign laws, the absence of effective legal protections or enforcement measures, or the inability to negotiate license or distribution agreements with third parties, could materially adversely impact our business, financial condition, and results of operations. As a global company, we are subject to laws in the U.S. and abroad, as well as trade agreements which may limit our ability to exploit our intellectual property. For example, in certain countries, including China, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year.
From time to time, third parties may also challenge the validity or scope of our intellectual property and may assert infringement claims against us, and the success of any such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations.
Our success depends on attracting, developing, motivating and retaining key employees and creative talent within our business. Significant shortfalls in recruitment or retention, or failure to adequately motivate or compensate employees or creative talent, could adversely affect our ability to compete and achieve our strategic goals.
Attracting, developing, motivating and retaining talented employees are essential to the successful delivery of our products and services and success in the marketplace. Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities, and the ability to attract and retain these talented employees and personalities is critical in the development and delivery of products and services, which is an integral component of our growth strategy. Competition for employees and personalities can be intense and if we are unable to successfully integrate, motivate and reward our current employees, we may not be able to retain them. If we are unable to retain these employees or attract new employees in the future, our ability to effectively compete with our competitors and to grow our business could be materially adversely affected. Additionally, following the Merger, we have undertaken a number of restructuring and transformation initiatives, including headcount reduction. This headcount reduction and other restructuring initiatives could disrupt our operations, adversely impact employee morale and our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future, distract management and harm our business overall.
In addition, we employ or contract with talent who may have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences. If we fail to retain or attract key individuals or if our talent loses their current audience base or suffer negative publicity, our business, financial condition and results of operations could be materially adversely affected.
The market price of our common stock has been highly volatile and may continue to be volatile due to circumstances beyond our control.
The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:
•actual or anticipated fluctuations in our financial and operating results;

•comments by or expectations of securities analysts or other third parties, including blogs, articles, message boards, and social and other media relating to the Merger or otherwise;
•public perception of us, our on-air talent, our competitors, or industry;
•development and provision of programming for new television and telecommunications technologies and the success of our HBO Max and discovery+ streaming products;
•spending on domestic and foreign television advertising;
•changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, subscription video on demand, internet protocol television, mobile personal devices, and personal tablets and their impact on television advertising revenue;
•fluctuations in foreign currency exchange rates; and
•overall general market fluctuations.
Strategic transactions and acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
From time to time we may enter into strategic transactions, make investments or make acquisitions, such as the Merger. Our success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. We may also incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, subscribers, affiliates and vendors, incur significant debt, or have to delay or not proceed with announced transactions.
Additionally, regulatory agencies, such as the FCC or U.S. Department of Justice may impose additional restrictions on the operation of our business as a result of our seeking regulatory approvals for any strategic transactions and significant acquisitions. The occurrence of any of these events could have an adverse effect on our business.
Our participation in multiemployer defined benefit pension plans could subject us to liabilities that could adversely affect our business, financial condition and results of operations.
We contribute to various multiemployer defined benefit pension plans (the “multiemployer plans”) under the terms of collective bargaining agreements that cover certain of our union-represented employees. Following the completion of the Merger, we assumed certain of the obligations under these multiemployer plans with respect to transferred employees from the WarnerMedia Business. The risks of participation in these multiemployer plans are different from single-employer pension plans in that: (1) contributions made by us to the multiemployer plans may be used to provide benefits to employees of other participating employers; (2) if we choose to stop participating or substantially reduce participation in certain of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (3) actions taken by any participating employer that lead to a deterioration of the financial health of a multiemployer plan may result in the unfunded obligations of the multiemployer plan being borne by its remaining participating employers, including us. While we do not expect any of the multiemployer plans to which we contribute to be individually significant to us as a whole, as of December 31, 2022, we were an employer that provided more than 5% of total contributions to certain of the multiemployer plans in which we participate.
To the extent that U.S.-registered multiemployer plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980 (collectively, “ERISA”), may subject us to substantial liabilities in the event of a complete or partial withdrawal from, or upon termination of, such plans. We currently contribute to, and in the past the WarnerMedia Business has contributed to, multiemployer plans that are underfunded, and, therefore, could have potential liability associated with a voluntary or involuntary withdrawal from, or termination of, such plans. In addition, for a multiemployer plan in endangered, seriously endangered or critical status, additional required contributions, generally in the form of surcharges on contributions otherwise required, and benefit reductions may apply if such plan is determined to be underfunded, which could adversely affect our business, financial condition and results of operations if we are unable to adequately mitigate these costs.

As of December 31, 2022, two of the multiemployer plans in which we participate were underfunded, but neither plan was considered to be in endangered, seriously endangered or critical status. The amount of funds we may be obligated to contribute to multiemployer plans in the future cannot be estimated, as these amounts are based on future levels of work of the union-represented employees covered by the multiemployer plans, investment returns and the funding status of such plans. We do not currently intend to withdraw from the multiemployer plans in which we participate, and we are not aware of circumstances that would reasonably lead to material claims against the us in connection with the multiemployer plans in which we participate. There can be no assurance, however, that we will not be assessed liabilities in the future. Potential withdrawal liabilities, requirements to pay increased contributions, and/or surcharges in connection with any multiemployer plans in which we participate could materially adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operations may be negatively impacted by the outcome of uncertainties related to litigation.
From time to time, we may be involved in a number of legal claims, regulatory investigations, litigation actions (asserted individually and/or on behalf of a class), and arbitration proceedings. We may be subject to a number of lawsuits both in the U.S. and in foreign countries, including, at any particular time, claims relating to antitrust, intellectual property, employment, wage and hour, consumer privacy, regulatory and tax proceedings, contractual and commercial disputes, and the production, distribution, and licensing of our content. We may also spend substantial resources complying with various government standards, which may entail related investigations and litigation. We may incur significant expenses defending such suits or government charges and may be required to pay amounts or otherwise change our operations in ways that could materially adversely affect our business, financial condition and results of operations. This could result in an increase in our cost for defense or settlement of claims or indemnification obligations if we were to be found liable in excess of our historical experience. Even if we believe a claim is without merit, and/or we ultimately prevail, defending against the claim could be time-consuming and costly and divert our management’s attention and resources away from our business.
In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims and our current levels of insurance may not be available in the future at commercially reasonable prices. Any of these factors could materially adversely affect our business, financial condition and results of operations.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
The Company’s headquarters are located in New York City at 230 Park Ave. South. The Company owns and leases approximately 21 million square feet of offices; studios; technical, production and warehouse spaces; communications facilities; and other properties in numerous locations in the U.S. and around the world for its businesses. Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations housed within. The following table sets forth information as of December 31, 2022 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Footage	Type of Ownership; Expiration Date of Lease
New York, NY 230 Park Ave South	Studios, Networks, DTC, & Corporate	360,000	Leased; Lease expires in 2037.
New York, NY 30 Hudson Yards	Studios, Networks, DTC, & Corporate	1,500,000	Leased; Lease expires in 2034.
Burbank, CA The Warner Bros. Studios	Studios	2,600,000	Owned.
Leavesden, UK Leavesden Studios	Studios	1,300,000	Owned.
Atlanta, GA 1050 Techwood Dr.	Studios, Networks, DTC, & Corporate	1,170,000	Owned.
Atlanta, GA One CNN Center	Studios, Networks, & Corporate	1,150,000	Leased; Lease expires in 2024.
Burbank, CA Second Century Tower 1 & 2	Studios & Corporate	800,000	Leased; Tower 1 lease expires in 2037 & Tower 2 lease expires in 2039.

Location	Principal Use	Approximate Square Footage	Type of Ownership; Expiration Date of Lease
Santiago, Chile Pedro Montt 2354	Studios & Networks	610,000	Owned.
Knoxville, TN Knoxville Office & Tech Center	Studios, Networks, DTC, & Corporate	344,000	Owned.
Culver City, CA Ivy Station	Networks & DTC	244,000	Leased; Lease expires in 2036.
Warsaw, Poland TVN Warsaw HQ	Studios, Networks, DTC, & Corporate	198,000	Owned.
London, England Warner House	Networks, DTC, & Corporate	135,000	Leased; Lease expires in 2034.
Buenos Aires, Argentina 599 & 533 Defensa St.	Studios, Networks, DTC, & Corporate	129,000	Owned.
London, England Old Street	Studios, Networks, DTC, & Corporate	116,000	Leased; Lease expires in 2034.
Paris, France LaMiral Zac Forum Seine	Networks, DTC, & Corporate	116,000	Leased; Lease expires in 2031.
Seattle, WA 1099 Stewart Street	DTC	112,000	Leased; Lease expires in 2025.
London, England Chiswick Park, Bldg. 2	Networks, DTC, & Corporate	102,000	Leased; Lease expires in 2034.
Washington, DC 820 First St.	Studios & Networks	71,000	Leased; Lease expires in 2031.
Auckland, New Zealand 2 & 3 Flower St.	Studios, Networks, DTC, & Corporate	57,000	Leased; Lease expires in 2025.
Sterling, VA 45580 Terminal Dr.	Studios, Networks, & DTC	54,000	Owned.
Silver Spring, MD 8403 Colesville Rd.	Networks & Corporate	47,000	Leased; Lease expires in 2030.
Tokyo, Japan 1-2-9, Nishi-Shinbashi	Networks & DTC	47,000	Leased; Lease expires in 2028.
Singapore, Singapore 1 Fusionopolis Walk	Networks & DTC	40,000	Leased; Lease expires in 2026.
ITEM 3. Legal Proceedings.
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners or intellectual property. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on our consolidated financial position, future results of operations, or cash flows.
Between September 23, 2022 and October 24, 2022, two purported class action lawsuits (Collinsville Police Pension Board v. Discovery, Inc., et al., Case No. 1:22-cv-08171; Todorovski v. Discovery, Inc., et a., Case No. 1:22-cv-09125) were filed in the United States District Court for the Southern District of New York. The complaints name Warner Bros. Discovery, Inc., Discovery, Inc., David Zaslav, and Gunnar Wiedenfels as defendants. The complaints generally allege that the defendants made false and misleading statements in SEC filings and in certain public statements relating to the Merger, in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The complaints seek damages and other relief. On November 4, 2022, the court consolidated the Collinsville and Todorovski complaints under case number 1:22-CV-8171, and on December 12, 2022, the court appointed a lead plaintiff and lead counsel. The Company intends to vigorously defend these litigations.

On December 2, 2022, a purported class action and derivative lawsuit (Monroe County Employees’ Retirement System, Plumbers Local Union No. 519 Pension Trust Fund, and Davant Scarborough v. David M. Zaslav, et al., Case No. 2022-1115-JTL) was filed in the Delaware Court of Chancery (the “Monroe County Action”). The Monroe County Action names certain of the Company’s directors and officers, Advance/Newhouse Partnership and Advance/Newhouse Programming Partnership (collectively, “Advance/Newhouse”), and AT&T as defendants. The Monroe County Action generally alleges that former directors and officers of Discovery and Advance/Newhouse breached their fiduciary duties in connection with the Merger, and that AT&T aided and abetted these alleged breaches of fiduciary duties. The Monroe County Action seeks damages and other relief.
Also on December 2, 2022, a separate purported class action lawsuit (Bricklayers Pension Fund of Western Pennsylvania v. Advance/Newhouse Partnership, Case No. 2022-1114-JTL) was filed in the Delaware Court of Chancery (the “Bricklayers Action”). The complaint in the Bricklayers Action names Advance/Newhouse and certain of the Company’s current and former directors as defendants and generally alleges that former directors of Discovery and Advance/Newhouse breached their fiduciary duties in connection with the Merger, and that Advance/Newhouse aided and abetted these alleged breaches of fiduciary duties. The Bricklayers Action seeks damages and other relief.
On January 11, 2023, the Delaware Court of Chancery consolidated the Monroe County Action and the Bricklayers Action under the caption In re Warner Bros. Discovery, Inc. Stockholders Litigation, Consolidated Case No. 2022-1114-JTL. The Company intends to vigorously defend these litigations.
ITEM 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of Warner Bros. Discovery, Inc.
As of February 24, 2023, the following individuals are the executive officers of the Company.
David M. Zaslav, President, Chief Executive Officer, and a director
Age: 63
Executive Officer since 2007
Mr. Zaslav has served as our President and Chief Executive Officer and a member of our board of directors since the closing of the Merger on April 8, 2022. Prior to the closing, Mr. Zaslav served as Discovery’s President and Chief Executive Officer from January 2007 until April 2022 and a common stock director of Discovery from September 2008 until April 2022.
Gunnar Wiedenfels, Chief Financial Officer
Age: 45
Executive Officer since 2017
Mr. Wiedenfels has served as our Chief Financial Officer since the closing of the Merger on April 8, 2022. Prior to the closing, Mr. Wiedenfels served as Discovery, Inc.’s Chief Financial Officer from April 2017 until April 2022.
Bruce L. Campbell, Chief Revenue and Strategy Officer
Age: 55
Executive Officer since 2008
Mr. Campbell has served as our Chief Revenue and Strategy Officer since the closing of the Merger on April 8, 2022. Prior to the closing, he served as Discovery’s Chief Development, Distribution and Legal Officer. Mr. Campbell has served in several senior executive roles at Discovery, including as Chief Distribution Officer from October 2015 to April 2022, Chief Development Officer from August 2010 to April 2022, General Counsel from December 2010 to April 2017, Digital Media Officer from August 2014 to October 2015 and President, Digital Media & Corporate Development from March 2007 to August 2010.
David Leavy, Chief Corporate Affairs Officer
Age: 53
Executive Officer since 2014
Mr. Leavy has served as our Chief Corporate Affairs Officer since the closing of the Merger on April 8, 2022. Prior to the closing, he served as Discovery’s Chief Corporate Operating Officer from June 2019 to April 2022 and prior to that, its Chief Corporate Operations and Communications Officer from March 2016 to June 2019. Mr. Leavy has served in several other senior executive roles since joining in March 2000.
Lori Locke, Chief Accounting Officer
Age: 59
Executive Officer since 2019
Ms. Locke has served as our Chief Accounting Officer since the closing of the Merger on April 8, 2022. Prior to the closing, Ms. Locke served as Discovery’s Chief Accounting Officer from June 2019 to April 2022. Prior to joining Discovery, Ms. Locke served as Vice President, Corporate Controller and Principal Accounting Officer for Gannett Co., Inc., a media company, from June 2015 to May 2019.
Jean-Briac Perrette, CEO and President, Global Streaming and Games
Age: 51
Executive Officer since 2014
Mr. Perrette has served as our CEO and President of Global Streaming and Games since the closing of the Merger on April 8, 2022. Prior to the closing, he served as President and CEO of Discovery International (formerly referred to as Discovery Networks International) from June 2016 until April 2022, and served as President of Discovery Networks International from March 2014 to June 2016. Prior to that, Mr. Perrette served as Discovery’s Chief Digital Officer from October 2011 to February 2014.

Adria Alpert Romm, Chief People and Culture Officer
Age: 67
Executive Officer since 2008
Ms. Romm has served as our Chief People and Culture Officer since the closing of the Merger on April 8, 2022. Prior to the closing, Ms. Romm served as Discovery’s Chief People and Culture Officer from April 2019 to April 2022. Prior to that, Ms. Romm served as Discovery’s Chief Human Resources and Diversity Officer from March 2014 to March 2019 and Discovery’s Senior Executive Vice President of Human Resources from March 2007 to February 2014.
Savalle C. Sims, Executive Vice President and General Counsel
Age: 52
Executive Officer since 2017
Ms. Sims has served as Executive Vice President and General Counsel since the closing of the Merger on April 8, 2022. Prior to the closing, Ms. Sims served as Discovery’s Executive Vice President and General Counsel from April 2017 until April 2022. Prior to that, Ms. Sims served as Discovery’s Executive Vice President and Deputy General Counsel from December 2014 to April 2017 and Discovery’s Senior Vice President, Litigation and Intellectual Property from August 2011 to December 2014.
Gerhard Zeiler, President, International
Age: 67
Executive Officer since 2022
Mr. Zeiler has served as our President, International since the closing of the Merger on April 8, 2022. Prior to the closing, Mr. Zeiler served as President of WarnerMedia International from August 2020 to April 2022 and prior to that, Chief Revenue Officer of WarnerMedia from March 2019 to August 2020. Mr. Zeiler was President of Turner Broadcasting System International from May 2012 to February 2019.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
WBD common stock is listed and traded on Nasdaq under the symbol “WBD”.
As of February 9, 2023, there were approximately 715,364 record holders of WBD common stock. This amount does not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but includes each such institution as one shareholder.
We have not paid any cash dividends on WBD common stock and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, financial condition and other relevant factors such as our credit facility's restrictions on our ability to declare dividends in certain situations.

Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (a) WBD common stock (which began trading on April 11, 2022) and Discovery Series A common stock, Series B convertible common stock, and Series C common stock (which ceased trading on April 8, 2022), (b) the Standard and Poor's 500 Stock Index (“S&P 500 Index”), (c) the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media & Entertainment Index”), and (d) a peer group of companies (the “Prior Peer Group”) for the five years ended December 31, 2022. The Prior Peer Group is comprised of The Walt Disney Company common stock, Paramount Global Class B common stock, Fox Corporation Class A common stock, and AMC Networks Inc. Class A common stock. The graph assumes $100 was invested in each of Discovery Series A common stock, Series B convertible common stock, and Series C common stock, the S&P 500 Index, the S&P 500 Media & Entertainment Index, and the stocks of the Prior Peer Group on December 31, 2017, and that $100 was invested in WBD common stock on April 11, 2022, the date on which it began trading. Note that historic stock price performance is not necessarily indicative of future stock price performance. The change from our Prior Peer Group to the S&P 500 Media & Entertainment Index was made to better reflect our business subsequent to the Merger.
NOTE: Peer group indices use beginning of period market capitalization weighting.
NOTE: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.

	December 31,					April 8,	December 31,
	2017	2018	2019	2020	2021	2022	2022
WBD						$100.00	$38.80
DISCA	$100.00	$110.55	$146.30	$134.46	$105.19	$109.17	$—
DISCB	$100.00	$135.08	$146.21	$130.65	$119.96	$98.59	$—
DISCK	$100.00	$109.02	$144.03	$123.71	$108.17	$115.35	$—
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$181.13	$156.88
S&P 500 Media & Entertainment Index	$100.00	$90.25	$121.08	$159.27	$202.18	$170.27	$113.40
Prior Peer Group	$100.00	$100.13	$129.45	$153.94	$134.50	$119.40	$77.93
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
This section provides an analysis of our financial results for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021. A discussion of our results of operations and liquidity for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 24, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.wbd.com. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
BUSINESS OVERVIEW
On April 8, 2022, Discovery, a global media company that provides content across multiple distribution platforms, including linear, free-to-air, and broadcast television, authenticated GO applications, digital distribution arrangements, content licensing arrangements, and DTC subscription products, completed its Merger with the WM Business of AT&T and changed its name from “Discovery, Inc.” to “Warner Bros. Discovery, Inc.” On April 11, 2022, our shares started trading on Nasdaq under the trading symbol WBD. (See Note 3 and Note 4 to the accompanying consolidated financial statements.)
Warner Bros. Discovery is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, HBO Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings. For a discussion of our global portfolio see our business overview set forth in Item 1, “Business” in this Annual Report on Form 10-K.
In connection with the Merger, we have announced and taken actions to implement projects to achieve cost synergies for the Company. We finalized the framework supporting our ongoing restructuring and transformation initiatives during 2022, which include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. We expect that we will incur approximately $4.1 - $5.3 billion in pre-tax restructuring charges. Of the total expected pre-tax restructuring charges, we expect total cash expenditures to be $1.0 - $ 1.5 billion. We incurred $3.8 billion of pre-tax restructuring charges during the year ended December 31, 2022. While our restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024.
In connection with the Merger, we reevaluated and changed our segment presentation and reportable segments during 2022. As of December 31, 2022, we classified our operations in three reportable segments:
•Studios, consisting primarily of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming;
•Networks, consisting principally of our domestic and international television networks; and
•DTC, consisting primarily of our premium pay-TV and streaming services.
Our segment presentation was aligned with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. Prior periods have been recast to conform to the current period presentation.
During 2022, we exited our operations in Russia and removed all of our channels and services from the market. We do not expect these actions to have a material effect on our consolidated financial statements.

For further discussion of financial information for our segments and the geographical areas in which we do business, our content development activities, and revenues, see our business overview set forth in Item 1, “Business” and Note 23 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Impact of COVID-19
We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and geographies; however, the nature and full extent of COVID-19’s effects on our operations and results are not yet known and will depend on future developments, which are highly uncertain and cannot be predicted. Certain key sources of revenue for the Studios segment, including theatrical revenues, original television productions, studio operations, and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks.

RESULTS OF OPERATIONS
The discussion below compares our actual and pro forma combined results, as if the Merger occurred on January 1, 2021, for the year ended December 31, 2022 to the year ended December 31, 2021. Management believes reviewing our combined operating results in addition to actual operating results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our Studios, Networks, DTC, Corporate, and inter-segment eliminations information is based on the historical operating results of the respective segments and include, where applicable, adjustments for (i) additional costs of revenues from the fair value step-up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments.
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
Actual amounts for the year ended December 31, 2022 include results of operations for Discovery for the entire period and WM for the period subsequent to the completion of the Merger on April 8, 2022.
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

Consolidated Results of Operations – 2022 vs. 2021
Our consolidated results of operations for 2022 and 2021 were as follows (in millions).

	Year Ended December 31,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Combined (ex-FX)
Revenues:
Advertising	$8,524	$1,412	$9,936	$6,194	$4,395	$10,589	38%	(6)%	(4)%
Distribution	16,142	4,339	20,481	5,202	15,579	20,781	NM	(1)%	—%
Content	8,360	3,297	11,657	737	12,455	13,192	NM	(12)%	(9)%
Other	791	230	1,021	58	706	764	NM	34%	36%
Total revenues	33,817	9,278	43,095	12,191	33,135	45,326	NM	(5)%	(3)%
Costs of revenues, excluding depreciation and amortization	20,442	5,125	25,567	4,620	21,353	25,973	NM	(2)%	1%
Selling, general and administrative	9,678	1,745	11,423	4,016	8,987	13,003	NM	(12)%	(10)%
Depreciation and amortization	7,193	34	7,227	1,582	6,774	8,356	NM	(14)%	(13)%
Restructuring	3,757	(90)	3,667	32	90	122	NM	NM	NM
Impairment and loss (gain) on disposition and disposal groups	117	—	117	(71)	223	152	NM	(23)%	(23)%
Total costs and expenses	41,187	6,814	48,001	10,179	37,427	47,606	NM	1%	3%
Operating (loss) income	(7,370)	2,464	(4,906)	2,012	(4,292)	(2,280)	NM	NM	NM
Interest expense, net	(1,777)	(515)	(2,292)	(633)	(2,026)	(2,659)
Loss from equity investees, net	(160)	(20)	(180)	(18)	14	(4)
Other income, net	347	139	486	72	100	172
(Loss) income before income taxes	(8,960)	2,068	(6,892)	1,433	(6,204)	(4,771)
Income tax benefit (expense)	1,663	(56)	1,607	(236)	1,448	1,212
Net (loss) income	(7,297)	2,012	(5,285)	1,197	(4,756)	(3,559)
Net income attributable to noncontrolling interests	(68)	—	(68)	(138)	—	(138)
Net income attributable to redeemable noncontrolling interests	(6)	—	(6)	(53)	—	(53)
Net (loss) income available to Warner Bros. Discovery, Inc.	$(7,371)	$2,012	$(5,359)	$1,006	$(4,756)	$(3,750)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
NM - Not meaningful
Unless otherwise indicated, the discussion through operating (loss) income below is on a pro-forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenues, and selling, general and administrative expenses are substantially attributable to the Merger. The percent changes of line items below operating (loss) income in the table above are not included as the activity is principally in U.S. dollars.
Revenues
Advertising revenues are principally generated from the sale of commercial time on linear (television networks and authenticated TVE applications) and digital platforms (DTC subscription services and websites), and sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have a term of one year or less. Advertising revenue is dependent upon a number of factors, including the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, the stage of development of television markets, and the popularity of FTA television. Revenue from advertising is subject to seasonality, market-based variations, the mix in sales of commercial time between the upfront and scatter markets, and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved. We also generate revenue from the sale of advertising through our digital platforms on a stand-alone basis and as part of advertising packages with our television networks.

Advertising revenue decreased 4% in 2022, primarily attributable to declines in domestic general entertainment and news networks, partially offset by subscriber growth on our DTC ad-supported tiers and higher sports advertising in the U.S. due to the NCAA Men's Final Four and Championship games airing on our networks and the addition of the NHL starting in the fourth quarter of 2021.
Distribution revenues are generated from fees charged to network distributors, which include cable, DTH satellite, telecommunications and digital service providers, and DTC subscribers. The largest component of distribution revenue is comprised of linear distribution rights to our networks from cable, DTH satellite and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks, the number of platforms covered in the distribution agreement, and the market demand for the content that we provide. From time to time, renewals of multi-year carriage agreements include significant year one market adjustments to re-set subscriber rates, which then increase at rates lower than the initial increase in the following years. In some cases, we have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.
Distribution revenue was flat in 2022, primarily attributable to a decline in linear subscribers in the U.S. and lower contractual affiliate rates in some European markets, as well as a decline in wholesale revenues primarily due to the expiration of HBO Max on Amazon Channels in September 2021, offset by global retail subscriber gains on DTC platforms. HBO Max re-launched on Amazon Channels in December 2022.
Content revenues are generated from the release of feature films for initial exhibition in theaters, the licensing of feature films and television programs to various television, SVOD and other digital markets, distribution of feature films and television programs in the physical and digital home entertainment market, sales of console games and mobile in-game content, sublicensing of sports rights, and licensing of intellectual property such as characters and brands.
Content revenue decreased 9% in 2022, primarily attributable to lower TV licensing and home entertainment revenue, partially offset by higher theatrical film rental revenue and higher third-party licensing of HBO content.
Other revenue primarily consists of studio production services and tours.
Other revenue increased 36% in 2022, primarily attributable to a full year of results for the Warner Bros. Studio Tour London and Hollywood, as well as the Harry Potter flagship store in New York, which opened in June 2021, and services provided to the unconsolidated BT Sport joint venture.
Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television/digital series, specials, films, and sporting events. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Costs of revenues increased 1% in 2022, primarily attributable to increased programming expenses on DTC platforms, higher theatrical product content expense, higher sports-related expense globally, and increased expense at CNN, partially offset by lower television product content expense and distribution fees.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy, and back office support fees.
Selling, general and administrative expenses decreased 10% in 2022, primarily attributable to lower marketing expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased 13% in 2022, primarily attributable to a change in amortization method from the straight-line method to the sum of the months’ digits method for some of the WM assets acquired.
Restructuring
In connection with the Merger, the Company has announced and taken actions to implement projects to achieve cost synergies for the Company. Restructuring was $3,694 million and $121 million in 2022 and 2021, respectively. Restructuring in 2022 primarily related to strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. (See Note 6 to the accompanying consolidated financial statements.)

Impairment and Loss (Gain) on Dispositions and Disposals Groups
Impairment and loss (gain) on disposition and disposal groups was a $117 million and $152 million loss in 2022 and 2021, respectively. The loss in 2022 was primarily attributable to the write-down to the estimated fair value, less costs to sell, of the Ranch Lot and Knoxville office building and land in connection with the classification as assets held for sale. (See Note 18 to the accompanying consolidated financial statements.) The gain in 2021 was primarily attributable to the sale of our Great American Country network, partially offset by the WM sale of Hello Sunshine. (See Note 4 to the accompanying consolidated financial statements.)
Interest Expense, net
Actual interest expense, net increased $1,144 million in 2022, primarily attributable to debt assumed as a result of the Merger. (See Note 11 and Note 13 to the accompanying consolidated financial statements.)
Loss from Equity Investees, net
Actual losses from our equity method investees were $160 million and $18 million in 2022 and 2021, respectively. The changes are attributable to the Company's share of earnings and losses from its equity investees. (See Note 10 to the accompanying consolidated financial statements.)
Other Income, net
The table below presents the details of other income, net (in millions).

	Year Ended December 31,
	2022	2021
Foreign currency (losses) gains, net	$(150)	$93
Gains (losses) on derivative instruments, net	475	(33)
Gain on sale of investment with readily determinable fair value	—	15
Change in the value of investments with readily determinable fair value	(105)	(6)
Change in fair value of equity investments without readily determinable fair value	(142)	(13)
Gain on sale of equity method investments	195	4
Loss on extinguishment of debt	—	(10)
Other income, net	74	22
Total other income, net	$347	$72
Income Taxes
The following table reconciles our effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2022		2021
Pre-tax income at U.S. federal statutory income tax rate	$(1,881)	21%	$301	21%
State and local income taxes, net of federal tax benefit	(218)	3%	108	7%
Effect of foreign operations	246	(3)%	25	2%
Preferred stock conversion premium charge	166	(2)%	—	—%
UK Finance Act legislative change	—	—%	(155)	(11)%
Noncontrolling interest adjustment	(17)	—%	(40)	(3)%
Other, net	41	—%	(3)	—%
Income tax (benefit) expense	$(1,663)	19%	$236	16%
Income tax (benefit) expense was $(1,663) million and $236 million, and the Company’s effective tax rate was 19% and 16% for 2022 and 2021, respectively. The decrease in the tax expense for the year ended December 31, 2022, was primarily attributable to a decrease in pre-tax book income, partially offset by an unfavorable tax adjustment related to the 2022 preferred stock conversion transaction expense that was not deductible for tax purposes (see Note 3), as well as the effect of foreign operations, including taxation and allocation of income and losses across multiple foreign jurisdictions. The decrease for the year ended December 31, 2022 was further offset by a deferred tax benefit of $155 million recorded in 2021 resulting from the UK Finance Act 2021 enacted in June 2021.

Segment Results of Operations – 2022 vs. 2021
The Company evaluates the operating performance of its operating segments based on financial measures such as revenues and Adjusted EBITDA. Adjusted EBITDA is defined as operating income excluding:
•employee share-based compensation;
•depreciation and amortization;
•restructuring and facility consolidation;
•certain impairment charges;
•gains and losses on business and asset dispositions;
•certain inter-segment eliminations;
•third-party transaction and integration costs;
•amortization of purchase accounting fair value step-up for content;
•amortization of capitalized interest for content; and
•other items impacting comparability.
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.
The table below presents our Adjusted EBITDA by segment (in millions).

	Year Ended December 31,
	2022	2021	% Change
Studios	$1,772	$14	NM
Networks	8,725	5,533	58%
DTC	(1,596)	(1,345)	(19)%
Corporate	(1,200)	(385)	NM
Inter-segment eliminations	17	—	NM

 Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating (loss) income (in millions).

	Year Ended December 31,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$15	$9	$24	$—	$123	$123	NM	(80)%	(80)%
Distribution	12	6	18	—	14	14	NM	29%	29%
Content	9,156	3,898	13,054	20	14,336	14,356	NM	(9)%	(7)%
Other	548	154	702	—	516	516	NM	36%	36%
Total revenues	9,731	4,067	13,798	20	14,989	15,009	NM	(8)%	(6)%
Costs of revenues, excluding depreciation and amortization	6,310	2,392	8,702	3	9,589	9,592	NM	(9)%	(7)%
Selling, general and administrative	1,649	698	2,347	3	2,769	2,772	NM	(15)%	(13)%
Adjusted EBITDA	1,772	977	2,749	14	2,631	2,645	NM	4%	8%
Depreciation and amortization	501	39	540	—	691	691
Employee share-based compensation	1	26	27	—	85	85
Restructuring	1,050	(38)	1,012	—	38	38
Transaction and integration costs	9	—	9	—	—	—
Inter-segment eliminations	5	—	5	—	—	—
Impairment and loss on disposition and disposal groups	30	—	30	—	—	—
Amortization of fair value step-up for content	1,370	(785)	585	—	1,588	1,588
Operating (loss) income	$(1,194)	$1,735	$541	$14	$229	$243

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Content revenue decreased 7% in 2022, primarily attributable to lower TV licensing and home entertainment revenue, partially offset by higher theatrical film rental revenue. TV licensing revenue decreased mainly due to large television licensing deals in the prior year and the timing of initial telecast revenue, as the prior year benefited from the ramp up of TV production following COVID-related delays in 2020. Home entertainment revenue was lower due to strong COVID-induced demand in the prior year and fewer new releases of theatrical products. Theatrical film rental revenue was favorably impacted by improved performance of our theatrical slate and improved audience attendance at movie theaters.
Other revenue increased 36% in 2022, primarily attributable to a full year of results for the Warner Bros. Studio Tour London and Hollywood, as well as the Harry Potter flagship store in New York, which opened in June 2021.
Costs of Revenues
Costs of revenues decreased 7% in 2022, primarily attributable to lower television product content expense and distribution fees related to the aforementioned television licensing deals, partially offset by higher theatrical product content expense.
Selling, General and Administrative
Selling, general and administrative expenses decreased 13% in 2022, primarily attributable to lower marketing expense due to fewer theatrical releases in 2022.
Adjusted EBITDA
Adjusted EBITDA increased 8% in 2022.

 Networks Segment
The table below presents, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Year Ended December 31,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$8,224	$1,380	$9,604	$6,063	$4,330	$10,393	36%	(8)%	(5)%
Distribution	9,759	2,183	11,942	4,486	7,843	12,329	NM	(3)%	(1)%
Content	1,120	220	1,340	706	568	1,274	59%	5%	7%
Other	245	55	300	56	178	234	NM	28%	35%
Total revenues	19,348	3,838	23,186	11,311	12,919	24,230	71%	(4)%	(2)%
Costs of revenues, excluding depreciation and amortization	8,006	2,148	10,154	3,926	6,098	10,024	NM	1%	4%
Selling, general and administrative	2,617	364	2,981	1,852	1,367	3,219	41%	(7)%	(5)%
Adjusted EBITDA	8,725	1,326	10,051	5,533	5,454	10,987	58%	(9)%	(7)%
Depreciation and amortization	4,687	4	4,691	1,212	4,151	5,363
Employee share-based compensation	—	9	9	—	41	41
Restructuring	1,003	(5)	998	30	5	35
Transaction and integration costs	2	—	2	4	—	4
Amortization of fair value step-up for content	73	425	498	—	476	476
Inter-segment eliminations	17	—	17	—	—	—
Impairment and loss (gain) on disposition and disposal groups	24	—	24	(72)	(1)	(73)
Operating income	$2,919	$893	$3,812	$4,359	$782	$5,141

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Advertising revenue decreased 5% in 2022, primarily attributable to declines in domestic general entertainment and news networks, partially offset by higher sports advertising in the U.S. due to the NCAA Men's Final Four and Championship games airing on our networks and the addition of the NHL starting in the fourth quarter of 2021.
Distribution revenue decreased 1% in 2022, primarily attributable to a decline in linear subscribers in the U.S. and lower contractual affiliate rates in some European markets, partially offset by an increase in contractual affiliate rates in the U.S. and certain Latin American markets and premium sports packages in Latin America.
Content revenue increased by 7% in 2022, primarily attributable to higher inter-segment licensing of content to DTC, partially offset by overall net lower sub-licensing revenue for the Winter Olympics in 2022 compared to the Summer Olympics in 2021.
Other revenue increased 35% in 2022, primarily attributable to services provided to the unconsolidated BT Sport joint venture.
Costs of Revenues
Costs of revenues increased 4% in 2022, primarily attributable to higher sports-related expense globally, increased expense at CNN, and costs associated with providing services to the unconsolidated BT Sport joint venture, partially offset by lower content expense due to the previously announced restructuring program and lower international sports rights driven by the Winter Olympics in 2022 (as compared to the Summer Olympics in 2021).
Selling, General and Administrative
Selling, general and administrative expenses decreased 5% in 2022, primarily attributable to lower personnel and marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 7% in 2022.

 DTC Segment
The following table presents, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Year Ended December 31,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Advertising	$371	$36	$407	$131	$49	$180	NM	NM	NM
Distribution	6,371	2,150	8,521	716	7,722	8,438	NM	1%	3%
Content	522	230	752	11	622	633	NM	19%	19%
Other	10	3	13	2	12	14	NM	(7)%	—%
Total revenues	7,274	2,419	9,693	860	8,405	9,265	NM	5%	6%
Costs of revenues, excluding depreciation and amortization	6,211	1,977	8,188	691	6,166	6,857	NM	19%	21%
Selling, general and administrative	2,659	909	3,568	1,514	2,759	4,273	76%	(16)%	(16)%
Adjusted EBITDA	(1,596)	(467)	(2,063)	(1,345)	(520)	(1,865)	(19)%	(11)%	(11)%
Depreciation and amortization	1,733	31	1,764	275	1,757	2,032
Employee share-based compensation	(1)	—	(1)	—	16	16
Restructuring	1,551	(3)	1,548	2	3	5
Transaction and integration costs	2	—	2	1	—	1
Amortization of fair value step-up for content	390	(52)	338	—	293	293
Inter-segment eliminations	9	—	9	—	—	—
Impairment and loss on disposition and disposal groups	13	—	13	1	—	1
Operating loss	$(5,293)	$(443)	$(5,736)	$(1,624)	$(2,589)	$(4,213)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below is on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
As of December 31, 2022, we had 96.1 million DTC subscribers.2
Advertising revenue increased $229 million in 2022, primarily attributable to subscriber growth on our DTC ad-supported tiers.
Distribution revenue increased 3% in 2022, primarily attributable to global retail subscriber gains, partially offset by a decline in wholesale revenues primarily due to the expiration of HBO Max on Amazon Channels in September 2021. HBO Max re-launched on Amazon Channels in December 2022.
Content revenue increased 19% in 2022, primarily attributable to higher third-party licensing of HBO content.
2 We define a “DTC Subscription” as:
(i) a retail subscription to discovery+, HBO or HBO Max for which we have recognized subscription revenue, whether directly or through a third party, from a direct-to-consumer platform; (ii) a wholesale subscription to discovery+, HBO, or HBO Max for which we have recognized subscription revenue from a fixed-fee arrangement with a third party and where the individual user has activated their subscription; (iii) a wholesale subscription to discovery+, HBO or HBO Max for which we have recognized subscription revenue on a per subscriber basis; and (iv) users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.
We may refer to the aggregate number of DTC Subscriptions as “subscribers.”
The reported number of “subscribers” included herein and the definition of “DTC Subscription” as used herein excludes: (i) individuals who subscribe to DTC products, other than discovery+, HBO and HBO Max, that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) domestic and international Cinemax subscribers, and international basic HBO subscribers; and (iv) users on free trials except for those users on free trial that convert to a DTC Subscription within the first seven days of the next month as noted above.

Costs of Revenues
Cost of revenues increased 21% in 2022, primarily attributable to increased programming expenses, which were moderated by the previously announced restructuring program.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 16% in 2022, primarily attributable to more efficient marketing-related spend.
Adjusted EBITDA
Adjusted EBITDA decreased 11% in 2022.
Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Year Ended December 31,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(1,200)	$(353)	$(1,553)	$(385)	$(966)	$(1,351)	NM	(15)%	(17)%
Employee share-based compensation	410	(11)	399	167	177	344
Depreciation and amortization	272	(40)	232	95	175	270
Restructuring	195	(44)	151	—	44	44
Transaction and integration costs	1,182	(564)	618	90	1,138	1,228
Impairment and loss on disposition and disposal groups	50	—	50	—	224	224
Inter-segment eliminations	(31)	—	(31)	—	—	—
Operating loss	$(3,278)	$306	$(2,972)	$(737)	$(2,724)	$(3,461)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA decreased 17% for 2022, primarily attributable to increased securitization costs from higher interest rates, partially offset by lower personnel costs.
As reported transaction and integration costs for 2022 included the impact of the issuance of additional shares of WBD common stock to Advance/Newhouse Programming Partnership of $789 million upon the closing of the Merger. (See Note 3 to the accompanying consolidated financial statements.)

Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Year Ended December 31,
	2022			2021			% Change
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Inter-segment revenue eliminations	$(2,566)	$(1,065)	$(3,631)	$—	$(3,219)	$(3,219)	NM	(13)%	(13)%
Inter-segment expense eliminations	(2,583)	(1,038)	(3,621)	—	(3,229)	(3,229)	NM	(12)%	(12)%
Adjusted EBITDA	17	(27)	(10)	—	10	10	NM	NM	NM
Restructuring	(42)	—	(42)	—	—	—
Amortization of fair value step-up for content	583	—	583	—	—	—
Operating (loss) income	$(524)	$(27)	$(551)	$—	$10	$10
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During 2022, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2022, we had $3.7 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
    Revolving Credit Facility and Commercial Paper
In June 2021, Discovery Communication, LLC (“DCL”) entered into a multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended, among DCL, the Company, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent. DCL has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Revolving Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. Obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders' consent. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2022, DCL was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, the Company’s commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is reduced by any outstanding borrowings under the commercial paper program.
As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Revolving Receivables Program
The Company has a revolving agreement to transfer up to $5.7 billion of certain receivables through its bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. The Company services the sold receivables for the financial institution for a fee and pays fees to the financial institution in connection with this revolving agreement. As customers pay their balances, the Company’s available capacity under this revolving agreement increases and typically the Company transfers additional receivables into the program. In some cases, the Company may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,366 million as of December 31, 2022.
•Accounts Receivable Factoring
The Company has a factoring agreement to sell certain of its non-U.S. trade accounts receivable on a non-recourse basis to a third-party financial institution. Total trade accounts receivable sold under the Company’s factoring arrangements was $477 million as of December 31, 2022.
•Derivatives
We received investing proceeds of $752 million during the year ended December 31, 2022 from the unwind and settlement of derivative instruments. (See Note 13 to the accompanying consolidated financial statements.)
•Investments and Business Combinations
In addition to other investments, we completed the sale of our minority interests in Discovery Education and Golden Maple Limited (known as Tencent Video VIP) and received cash of $306 million during the year ended December 31, 2022.

Additionally, we acquired $3.6 billion of cash in connection with the Merger and the post-closing working capital settlement process.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market HBO Max and discovery+, principal and interest payments on our outstanding senior notes, funding for various equity method and other investments, and repurchases of our capital stock.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content, as well as certain sports rights. Subsequent to the Merger, our contractual commitments to acquire content have increased significantly. Additional information regarding contractual commitments to acquire content is set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
•Debt
Term Loan
During the year ended December 31, 2022, we repaid $6.0 billion of aggregate principal amount outstanding of our term loans prior to the due dates of October 2023 and April 2025.
Senior Notes
During the year ended December 31, 2022, we repaid in full at maturity $327 million of aggregate principal amount outstanding of our 2.375% Euro Denominated Senior Notes due March 2022 and issued notices for the redemption in full of all $192 million of aggregate principal amount outstanding of our 3.250% senior notes due in 2023 and all $796 million of aggregate principal amount outstanding of our 2.950% senior notes due 2023 (collectively the “2023 Notes”). The 2023 Notes were redeemed in December 2022 for an aggregate redemption price of $988 million, plus accrued interest. During 2022, we also assumed $41.5 billion of senior notes (at par value) and term loans in connection with the Merger.
In addition, we have $363 million of senior notes coming due in 2023.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $987 million in 2022, including amounts capitalized to support our next generation platforms, such as HBO Max and discovery+. In addition, we expect to continue to incur significant costs to develop and market our combined streaming service in the future.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 10 to the accompanying consolidated financial statements.) We provide funding to our investees from time to time. We contributed $168 million and $184 million in 2022 and 2021, respectively, for investments in and advances to our investees.
We have and expect to continue to incur significant, one-time transaction and integration costs during the first year following the Merger. (See Note 4 to the accompanying consolidated financial statements.)
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also had redeemable equity balances of $318 million at December 31, 2022 which may require the use of cash in the event holders of noncontrolling interests put their interests to us. In 2022, GoldenTree exercised its put right and we are required to purchase GoldenTree’s noncontrolling interest. (See Note 19 to the accompanying consolidated financial statements.) Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $300 million and $251 million in 2022 and 2021, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In February 2020, our board of directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 3 to the accompanying consolidated financial statements.) There were no common stock repurchases during 2022 or 2021.

•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During 2022 and 2021, we made cash payments of $1,027 million and $643 million for income taxes and $1,539 million and $664 million for interest on our outstanding debt, respectively. Cash required for interest payments has increased significantly as a result of the Merger.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Year Ended December 31,
	2022	2021
Cash, cash equivalents, and restricted cash, beginning of period	$3,905	$2,122
Cash provided by operating activities	4,304	2,798
Cash provided by (used in) investing activities	3,524	(56)
Cash used in financing activities	(7,742)	(853)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(61)	(106)
Net change in cash, cash equivalents, and restricted cash	25	1,783
Cash, cash equivalents, and restricted cash, end of period	$3,930	$3,905
Operating Activities
Cash provided by operating activities was $4,304 million and $2,798 million in 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income, excluding non-cash items, and working capital initiatives, partially offset by other negative fluctuations in working capital activity.
Investing Activities
Cash provided by (used in) investing activities was $3,524 million and $(56) million in 2022 and 2021, respectively. The increase in cash provided by investing activities was primarily attributable to proceeds received from cash acquired during the Merger and the post-closing working capital settlement process and cash received from the unwind and settlement of derivative instruments, partially offset by increased purchases of property and equipment and a reduction in cash received from the sales and maturities of investments during the year ended December 31, 2022.
Financing Activities
Cash used in financing activities was $7,742 million and $853 million in 2022 and 2021, respectively. The increase in cash used in financing activities was primarily attributable to principal repayments made on our term loans during the year ended December 31, 2022.
Capital Resources
As of December 31, 2022, capital resources were comprised of the following (in millions).

	December 31, 2022
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,731	$—	$3,731
Revolving credit facility and commercial paper program	6,000	—	6,000
Term loans	4,000	4,000	—
Senior notes (a)	45,276	45,276	—
Total	$59,007	$49,276	$9,731

(a) Interest on senior notes is paid annually or semi-annually. Our senior notes outstanding as of December 31, 2022 had interest rates that ranged from 1.900% to 9.150% and will mature between 2023 and 2062.

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

As of December 31, 2022, we held $3.1 billion of our $3.7 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds were to be needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
As of December 31, 2022, our significant contractual and other obligations were as follows (in millions).

	Total	Short-term	Long-term
Long-term debt:
Principal payments	$49,276	$363	$48,913
Interest payments	35,537	2,267	33,270
Purchase obligations:
Content	29,732	7,969	21,763
Other	3,047	1,597	1,450
Finance lease obligations	282	82	200
Operating lease obligations	4,304	465	3,839
Pension and other employee obligations	1,378	501	877
Total	$123,556	$13,244	$110,312
Long-term Debt
Principal payments on long-term debt reflect the repayment of our outstanding senior notes, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding senior notes are projected based on their contractual interest rates and maturity dates.
Additionally, DCL's revolving credit facility allows DCL and certain designated foreign subsidiaries of DCL to borrow up to $6.0 billion, including a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of December 31, 2022, we had no outstanding borrowings under the Credit Facility or the commercial paper program. (See Note 11 to the accompanying consolidated financial statements.)
Purchase Obligations
Content purchase obligations include commitments and liabilities associated with third-party producers and sports associations for content that airs on our television networks and DTC services. Production and licensing contracts generally require: purchase of a specified number of episodes; payments during production or over the term of a license; and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation. The commitments exclude content liabilities recognized on the consolidated balance sheet. We expect to enter into additional production contracts and content licenses to meet our future content needs.
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

Finance Lease Obligations
We acquire satellite transponders and other equipment through multi-year finance lease arrangements. Principal payments on finance lease obligations reflect amounts due under our finance lease agreements. Interest payments on our outstanding finance lease obligations are based on the stated or implied rate in our finance lease agreements. (See Note 12 to the accompanying consolidated financial statements.)
Operating Lease Obligations
We obtain office space and equipment under multi-year lease arrangements. Most operating leases are not cancelable prior to their expiration. Payments for operating leases represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration. (See Note 12 to the accompanying consolidated financial statements.)
Pension and Other Employee Obligations
We sponsor a qualified defined benefit pension plan (“Pension Plan”) that covers certain U.S.-based employees. We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). In connection with the Merger, the Company assumed four U.S. nonqualified pension plans that are noncontributory and unfunded and several non-U.S. pension plans (See Note 17 to the accompanying consolidated financial statements.)
Contractual commitments include payments to meet minimum funding requirements of our Pension Plan in 2023 and estimated benefit payments for our SERP that exceed plan assets. Payments for the SERP have been estimated over a ten-year period. While benefit payments under these plans are expected to continue beyond 2031, we believe it is not practicable to estimate payments beyond this period.
We are unable to reasonably predict the ultimate amount of any payments due to cash-settled share-based compensation awards. As of December 31, 2022, the current portion of the liability for cash-settled share-based compensation awards was $4 million.
Unrecognized Tax Benefits
We are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits because, until formal resolutions are reached, reasonable estimates of the amount and timing of cash settlements with the respective taxing authorities are not practicable. Our unrecognized tax benefits totaled $1,929 million as of December 31, 2022.
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
Based on our evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, we are unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of December 31, 2022. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, we are unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Other Contingent Commitments
Other contingent commitments primarily include contingent payments for post-production term advance obligations on certain co-financing arrangements, as well as operating lease commitment guarantees, letters of credit, bank guarantees, and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases, and other operational needs.

The Company's other contingent commitments at December 31, 2022 were $283 million, with $279 million estimated to be due in 2026. For other contingent commitments where payment obligations are outside our control, the timing of amounts represents the earliest period in which the payment could be requested. For the remaining other contingent commitments, the timing of the amounts presented represents when the maximum contingent commitment will expire but does not mean that we expect to incur an obligation to make any payments within that time period. In addition, these amounts do not reflect the effects of any indemnification rights we might possess.
Put Rights
We have granted put rights to certain consolidated subsidiaries, but we are unable to reasonably predict the ultimate amount or timing of any payment. We recorded the carrying value of the noncontrolling interest in the equity associated with the put rights as a component of redeemable noncontrolling interest in the amount of $318 million. (See Note 19 to the accompanying consolidated financial statements.)
Noncontrolling Interest
The Food Network and Cooking Channel are operated and organized under the terms of the TV Food Network Partnership (the “Partnership”). We hold interests in the Partnership, along with another noncontrolling owner. The Partnership agreement specifies a dissolution date of December 31, 2023. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits us, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.
Summarized Guarantor Financial Information
Basis of Presentation
As of December 31, 2022 and December 31, 2021, all of the Company’s outstanding $13.8 billion registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. As of December 31, 2022, the Company also has outstanding $30.0 billion of senior notes issued by WarnerMedia Holdings, Inc. and guaranteed by the Company, Scripps and DCL; $1.5 billion of senior notes issued by the legacy WarnerMedia Business (not guaranteed); and approximately $23 million of un-exchanged senior notes issued by Scripps Networks (not guaranteed). (See Note 11 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.
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

Summarized Financial Information
The Company has included the accompanying summarized combined financial information of the Obligors after the elimination of intercompany transactions and balances among the Obligors and the elimination of equity in earnings from and investments in any subsidiary of the Parent that is a non-guarantor (in millions). The summarized balance sheet information as of December 31, 2022 does not include information with respect to WarnerMedia Holdings, Inc., as WarnerMedia Holdings, Inc. was a wholly-owned subsidiary of AT&T with de minimis assets and no operating activities for the year ended December 31, 2022. The summarized income statement information for the year ended December 31, 2022 includes information with respect to WarnerMedia Holdings, Inc. beginning subsequent to the close of the Merger.

December 31, 2022
Current assets	$1,949
Non-guarantor intercompany trade receivables, net	112
Noncurrent assets	5,785
Current liabilities	1,095
Noncurrent liabilities	48,839

Year Ended December 31, 2022
Revenues	$2,066
Operating loss	(574)
Net loss	(1,672)
Net loss available to Discovery, Inc.	(1,680)
Additional information regarding the changes in our outstanding indebtedness and the significant terms and provisions of our revolving credit facility and outstanding indebtedness is discussed in Note 11 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2022. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
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

The development and selection of these critical accounting estimates have been determined by management and the related disclosures have been reviewed with the Audit Committee of the board of directors of the Company. We believe the following accounting estimates are critical to our business operations and the understanding of our results of operations and involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Uncertain Tax Positions
We are subject to income taxes in numerous U.S. and foreign jurisdictions. From time to time, we engage in transactions or take filing positions in which the tax consequences may be uncertain and may recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We establish a reserve for uncertain tax positions unless we determine that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. We include interest and where appropriate, potential penalties, as a component of income tax expense on the consolidated statement of operations. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events including the status and results of income tax audits with the relevant tax authorities. Significant judgment is exercised in evaluating all relevant information, the technical merits of the tax positions, and the accurate measurement of uncertain tax positions when determining the amount of reserve and whether positions taken on our tax returns are more likely than not to be sustained. This also involves the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities. At December 31, 2022, the reserve for uncertain tax positions was $1,929 million, and it is reasonably possible that the total amount of unrecognized tax benefits related to certain of our uncertain tax positions could decrease by as much as $316 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations or regulatory developments.
Goodwill and Intangible Assets
Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are Studios, Networks, and DTC.
We evaluate our goodwill for impairment annually as of October 1 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. If we believe that as a result of our qualitative assessment it is not more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is required. The quantitative impairment test requires significant judgment in determining the fair value of the reporting units. We determine the fair value of our reporting units by using a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method and the market multiple approach, which incorporates the use of EBITDA multiples based on market data. For the DCF method, we use projections specific to the reporting unit, as well as those based on general economic conditions, which require the use of significant estimates and assumptions. Determining fair value specific to each reporting unit requires us to exercise judgment when selecting the appropriate discount rates, control premiums, terminal growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, including revenue growth rates and profit margins. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long range plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions.
2022 Impairment Analysis
As of October 1, 2022, we performed a quantitative goodwill impairment assessment for all reporting units consistent with our accounting policy. The estimated fair value of each reporting unit exceeded its carrying value by at least 20% and, therefore, no impairment was recorded. Due to declining levels of global GDP growth and execution risk associated with anticipated growth in the Company’s DTC reporting unit, which is the DTC segment, the Company will continue to monitor its reporting units for changes that could impact recoverability.
Content Rights
We capitalize the costs to produce or acquire feature films and television programs, and we amortize costs and test for impairment based on whether the content is predominately monetized individually, or as a group.

For films and television programs predominantly monetized individually, the amount of capitalized film and television production costs amortized and the amount of participations and residuals to be recognized as expense in a particular period are determined using the individual film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s or television program’s revenues recognized for such period to the film’s or television program’s estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s or television program’s remaining life cycle).
For theatrical films, which are monetized on an individual basis, the process of estimating ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. Prior to the theatrical release of a film, our estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. Subsequent to release, ultimate revenues are updated to reflect initial performance, which is often predictive of future performance.
For television programs that are monetized on an individual basis, ultimate revenues are estimated based on factors including the performance of similar programs in each applicable market, firm commitments in hand from customers that license the program in the future, and the popularity of the program in its initial markets.
For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as our DTC or linear services), we make a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs, based on relative market rates, and expense such costs as the film or television program is exhibited.
Ultimates for content monetized on an individual basis are reviewed and updated (as applicable) on a quarterly basis; any adjustments are applied prospectively as of the beginning of the fiscal year of the change.
For programs monetized as a group, including licensed programming, amortization expense for network programs is generally based on projected usage, generally resulting in an accelerated or straight-line amortization pattern. Adjustments to projected usage are applied prospectively in the period of the change. Streaming and premium pay-TV content amortization is based on estimated viewing patterns, as there are generally limited to no direct revenues to associate to the individual content assets for premium pay-TV. As such, number of views is most representative of the use of the title.
Judgment is required to determine the useful lives and amortization patterns of our content assets that are predominately monetized as a group. Critical assumptions include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or historical viewership model based on the adequacy of historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model, and (iv) incorporating secondary revenue streams. We then consider the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving our networks, the number of subscribers to our streaming services, and program usage. Accordingly, we review our estimates and planned usage at least quarterly and revise our assumptions if necessary.
Consolidation
We have ownership and other interests in and contractual arrangements with various entities, including corporations, partnerships, and limited liability companies. For each such entity, we evaluate our ownership, other interests and contractual arrangements to determine whether we should consolidate the entity or account for its interest as an investment at inception and upon reconsideration events. As part of its evaluation, we initially determine whether the entity is a variable interest entity (“VIE”). Management evaluates key considerations through a qualitative and quantitative analysis in determining whether an entity is a VIE including whether (i) the entity has sufficient equity to finance its activities without additional financial support from other parties, (ii) the ability or inability to make significant decisions about the entity’s operations, and (iii) the proportionality of voting rights of investors relative to their obligations to absorb the expected losses (or receive the expected returns) of the entity. If the entity is a VIE and if we have a variable interest in the entity, we use judgment in determining if we are the primary beneficiary and are thus required to consolidate the entity. In making this determination, we evaluate whether we or another party involved with the VIE (1) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of or receive benefits from the VIE that could be significant to the VIE.

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
We evaluated reconsideration events during the year ended December 31, 2022 and concluded there were no changes to our consolidation assessments.
Revenue Recognition
As described in Note 2, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration that we expect to receive in exchange for those services or goods. Significant estimates and judgements are applied in determining the timing of revenue recognition for certain types of transactions, such as bundled arrangements for advertising sales and content licensing arrangements.
A substantial portion of the advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. These advertising campaigns are considered to represent a single, distinct performance obligation. For such contracts, judgment is required in measuring progress across our single performance obligation. Various factors such as pricing specific to the channel, daypart and targeted demographic, as well as audience guarantees, are considered in determining how to appropriately measure progress across the campaigns. Revenues are ultimately recognized based on the guaranteed audience level delivered multiplied by the average price per impression.
Our content licensing arrangements often include fixed license fees from the licensing of feature films and television programs in the off-network cable, premium pay, syndication, streaming, and international television and streaming markets. For arrangements that include multiple titles and/or staggered availabilities across geographical regions, the availability of each title and/or each region is considered a separate performance obligation, and the fixed fee is allocated to each title/region based on comparable market rates and recognized as revenue when the title is available for use by the licensee.
Our games sometimes include digital offerings such as in-game purchases or other online features. In these cases, we determine the timing of satisfaction of our performance obligations based on the nature of the deliverable (e.g., whether the type of in-game purchase can be consumed by the player right away (“consumable good”, or used by the player over time “durable good”)), and if recognized over time, we estimate the duration of consumer game play based on available game play, historical, or market data.
See Item 1A, “Risk Factors” for details on significant risks that could impact our ability to successfully grow our cash flows. For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our actual and potential borrowing activities. During the year ended December 31, 2022, we had access to a $6.0 billion multicurrency revolving credit facility. We had no outstanding borrowings as of December 31, 2022. We also have access to a commercial paper program, which had no outstanding borrowings as of December 31, 2022. The interest rate on borrowings under the revolving credit facility is based on a floating rate based on the applicable currency of the borrowing plus a margin. The revolving credit facility matures in June 2026, with the option for up to two additional 364-day renewal periods. As of December 31, 2022, we had $44.8 billion of fixed-rate senior notes, at par value.

Our current objectives in managing exposure to interest rate changes are to limit the impact of interest rates on earnings and cash flows. To achieve these objectives, we may enter into derivative instruments, effectively converting fixed rate borrowings to variable rate borrowings indexed to benchmark interest rates in order to reduce the amount of interest paid, or to limit the impact of volatility in interest rates on future issuances of fixed rate debt. (See Note 13 to the accompanying consolidated financial statements.)
As of December 31, 2022, the fair value of our outstanding senior notes, including accrued interest, was $38.0 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from a 100 basis-point increase in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be a decrease in fair value of approximately $2.6 billion as of December 31, 2022.
Foreign Currency Exchange Rates
We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. We operate from hubs in EMEA, Latin America, and Asia, with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available from intercompany borrowings or from our revolving credit facility. The earnings of certain international operations are expected to be reinvested in those businesses indefinitely.
The functional currency of most of our international subsidiaries is the local currency. We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies (“non-functional currency risk”). Such transactions include affiliate and ad sales arrangements, content arrangements, equipment and other vendor purchases, and intercompany transactions. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. We also record realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, we will experience fluctuations in our revenues and expenses solely as a result of changes in foreign currency exchange rates.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar, which is our reporting currency, against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity. Any increase or decrease in the value of the U.S. dollar against any foreign functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation gains or losses with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our net income, other comprehensive (loss) income and equity with respect to our holdings solely as a result of changes in foreign currency.
The majority of our foreign currency exposure is tied to Europe and Latin America. We may enter into derivative instruments that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost of producing or acquiring content, certain intercompany transactions, or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2022. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. (See Note 13 to the accompanying consolidated financial statements.)
Derivatives
We may use derivative financial instruments to modify our exposure to exogenous events and market risks from changes in foreign currency exchange rates and interest rates. We do not use derivatives unless there is an underlying exposure. While derivatives are used to mitigate cash flow risk and the risk of declines in fair value, they also limit potential economic benefits to our business in the event of positive shifts in foreign currency exchange rates and interest rates. We do not hold or enter into financial instruments for speculative trading purposes. (See Note 13 to the accompanying consolidated financial statements.)

Market Values of Investments and Liabilities
In addition to derivatives, we had investments in entities accounted for as equity method investments, equity investments, and other highly liquid instruments, such as money market funds and mutual funds, that are accounted for at fair value. We also have liabilities, such as deferred compensation, that are accounted for at fair value (See Note 10 and Note 14 to the accompanying consolidated financial statements). Investments in mutual funds include both fixed- and floating-rate interest earning securities that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating-rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future. Liabilities carried at fair value, such as deferred compensation, may experience capital gains that result in increased liabilities and expenses as the capital gains occur. We may enter into derivative financial instruments to hedge the risk of these market value changes. (See Note 13 to the accompanying consolidated financial statements.)

ITEM 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Warner Bros. Discovery, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
On April 8, 2022, Discovery completed its Merger with the WM Business. In accordance with the SEC’s guidance that a recently acquired business may be omitted from the scope of management’s assessment for up to one year from the date of acquisition, the Company’s management has excluded the WM Business from its evaluation of its internal control over financial reporting as of December 31, 2022. As of and for the year ended December 31, 2022, total assets of the WM Business represented 29% of consolidated total assets of the Company, and total revenues of the WM business represented 66% of total revenues of the Company.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Warner Bros. Discovery, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Warner Bros. Discovery, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the WarnerMedia business from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded the WarnerMedia business from our audit of internal control over financial reporting. The WarnerMedia business is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 29% and 66%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
Merger with WarnerMedia - Determination of Accounting Acquirer
As described in Note 4 to the consolidated financial statements, on April 8, 2022, the Company completed a merger with the WarnerMedia business of AT&T. The merger was executed as a Reverse Morris Trust transaction, under which WarnerMedia was distributed to AT&T’s shareholders via a pro-rata distribution, and immediately thereafter, combined with Discovery, Inc. (Discovery), with Discovery being identified as the accounting acquirer based primarily upon the following facts: (1) Discovery initiated the merger, was the legal acquirer of Magallanes, Inc., (“Spinco”), and transferred equity consideration to Spinco stockholders, (2) AT&T received $40.5 billion of consideration (subject to working capital and other adjustments) as part of its disposition of the WarnerMedia business, (3) the Chief Executive Officer of Discovery continued as Chief Executive Officer of the combined Company after the merger and was primarily responsible for appointing the rest of the executive management team of the combined Company, and the Chief Financial Officer of Discovery will continue as Chief Financial Officer of the combined Company, (4) no stockholder or group of stockholders held a controlling interest in WBD and a key Discovery stockholder was the largest minority interest in WBD, after the completion of the merger and (5) AT&T had no input on the strategic direction and management of the combined Company after the completion of the merger. The above facts were deemed to outweigh the fact that the holders of shares of Spinco common stock that received shares of WBD common stock in the merger in the aggregate own a majority of WBD common stock on a fully diluted basis and associated voting rights after the merger.
The principal considerations for our determination that performing procedures relating to determination of the accounting acquirer in the merger with the WarnerMedia business is a critical audit matter are (i) the significant judgment by management in determining the appropriate accounting acquirer and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of the accounting acquirer considering the facts above. Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the merger accounting, including the control over management’s determination of the accounting acquirer. These procedures also included, among others, (i) reading the merger agreement and other relevant transaction documents and (ii) evaluating management’s assessment of the facts considered in the identification of the accounting acquirer.
Acquisition of WarnerMedia - Valuation of Trade Names and Affiliate Relationships Intangible Assets
As described in Note 4 to the consolidated financial statements, on April 8, 2022, the Company completed its merger with WarnerMedia business for a purchase consideration of $42.4 billion. The Company applied the acquisition method of accounting to WarnerMedia business, which resulted in the recognition of intangible assets, including $21.1 billion of trade names and $14.7 billion of affiliate, advertising and subscriber relationships, the primary component of which relates to the affiliate relationships. The fair value of the trade names was estimated by management using the relief from royalty valuation method and the fair value of the affiliate relationships was estimated by management using the multi-period excess earnings valuation method. Significant inputs used in the discounted cash flow analyses and other areas of judgment by management include (i) historical and projected financial information, (ii) discount rates used to present value future cash flows, (iii) royalty rates, (iv) projected revenue attributable to affiliate contracts and related renewals, (v) synergies, including cost savings, (vi) tax rates, (vii) economic useful life of assets, and (viii) attrition rates, as relevant, that market participants would consider when estimating fair values.
The principal considerations for our determination that performing procedures relating to the valuation of the trade names and affiliate relationships intangible assets acquired in the acquisition of WarnerMedia business is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the trade names and affiliate relationships intangible assets, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to royalty rates used in the valuation of the trade names and projected revenue attributable to affiliate contracts and related renewals used in the valuation of the affiliate relationships, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the application of acquisition accounting, including controls over management’s valuation of the trade names and affiliate relationships intangible assets and the development of the underlying assumptions related to the royalty rates for the trade names and projected revenue attributable to affiliate contracts and related renewals for the affiliate relationships. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimates of the trade names and affiliate relationships intangible assets, (iii) evaluating the appropriateness of the relief from royalty and multi-period excess earnings valuation methods, (iv) testing the completeness and accuracy of underlying data used in the valuation methods, and (v) evaluating the reasonableness of the significant assumptions used by management related to royalty rates used in the valuation of the trade names and the projected revenue attributable to affiliate contracts and related renewals used in the valuation of the affiliate relationships. Evaluating the reasonableness of the royalty rates used in the valuation of the trade names involved considering observable royalty rates of comparable businesses and other industry factors. Evaluating the reasonableness of the projected revenue attributable to affiliate contracts and related renewals used in the valuation of the affiliate relationships involved considering the pre-existing contractual arrangements of WarnerMedia, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the valuation method and the reasonableness of the royalty rates used in the valuation of the trade names.
Goodwill Impairment Assessment - DTC Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $34.4 billion as of December 31, 2022, and the goodwill associated with the DTC reporting unit was $7.9 billion. The Company evaluates goodwill for impairment annually as of October 1, or if an event or other circumstance indicates that it may not recover the carrying value of the asset. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill or other indefinite-lived intangible asset exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. As of October 1, 2022, the Company performed a quantitative goodwill impairment assessment for all reporting. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. Significant judgments and assumptions for all quantitative goodwill tests performed include discount rates, control premiums, terminal growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows, including revenue growth rates and profit margins.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the DTC reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the DTC reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the revenue growth rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the DTC reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the DTC reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the reasonableness of the significant assumption used by management related to the revenue growth rates. Evaluating management’s significant assumption related to the revenue growth rates involved evaluating whether the assumption is reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumption is consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 24, 2023

We have served as the Company’s auditor since 2008.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Advertising	$8,524	$6,194	$5,572
Distribution	16,142	5,202	4,686
Content	8,360	737	355
Other	791	58	58
Total revenues	33,817	12,191	10,671
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	20,442	4,620	3,860
Selling, general and administrative	9,678	4,016	2,722
Depreciation and amortization	7,193	1,582	1,359
Restructuring	3,757	32	91
Impairment and loss (gain) on disposition and disposal groups	117	(71)	124
Total costs and expenses	41,187	10,179	8,156
Operating (loss) income	(7,370)	2,012	2,515
Interest expense, net	(1,777)	(633)	(648)
Loss from equity investees, net	(160)	(18)	(105)
Other income (expense), net	347	72	(34)
(Loss) income before income taxes	(8,960)	1,433	1,728
Income tax benefit (expense)	1,663	(236)	(373)
Net (loss) income	(7,297)	1,197	1,355
Net income attributable to noncontrolling interests	(68)	(138)	(124)
Net income attributable to redeemable noncontrolling interests	(6)	(53)	(12)
Net (loss) income available to Warner Bros. Discovery, Inc.	$(7,371)	$1,006	$1,219
Net (loss) income per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(3.82)	$1.55	$1.82
Diluted	$(3.82)	$1.54	$1.81
Weighted average shares outstanding:
Basic	1,940	588	599
Diluted	1,940	664	672

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(7,297)	$1,197	$1,355
Other comprehensive income (loss) adjustments, net of tax:
Currency translation	(653)	(290)	292
Pension plan and SERP	(26)	2	(8)
Derivatives	(14)	109	(113)
Comprehensive (loss) income	(7,990)	1,018	1,526
Comprehensive income attributable to noncontrolling interests	(68)	(138)	(124)
Comprehensive income attributable to redeemable noncontrolling interests	(6)	(53)	(12)
Comprehensive (loss) income attributable to Warner Bros. Discovery, Inc.	$(8,064)	$827	$1,390

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,731	$3,905
Receivables, net	6,380	2,446
Prepaid expenses and other current assets	3,888	913
Total current assets	13,999	7,264
Film and television content rights and games	26,652	3,832
Property and equipment, net	5,301	1,336
Goodwill	34,438	12,912
Intangible assets, net	44,982	6,317
Other noncurrent assets	8,629	2,766
Total assets	$134,001	$34,427
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,454	$412
Accrued liabilities	11,504	2,230
Deferred revenues	1,694	478
Current portion of debt	365	339
Total current liabilities	15,017	3,459
Noncurrent portion of debt	48,634	14,420
Deferred income taxes	11,014	1,225
Other noncurrent liabilities	10,669	1,927
Total liabilities	85,334	21,031
Commitments and contingencies (See Note 22)
Redeemable noncontrolling interests	318	363
Equity:
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 0 shares authorized; 2,660 and 0 shares issued; and 2,430 and 0 shares outstanding	27	—
Preferred stock: $0.01 par value; 1,200 and 0 shares authorized, 0 shares issued and outstanding	—	—
Discovery Series A-1 convertible preferred stock: $0.01 par value; 0 and 8 shares authorized, issued and outstanding	—	—
Discovery Series C-1 convertible preferred stock: $0.01 par value; 0 and 6 shares authorized; 0 and 4 shares issued and outstanding	—	—
Discovery Series A common stock: $0.01 par value; 0 and 1,700 shares authorized; 0 and 170 shares issued; and 0 and 169 shares outstanding	—	2
Discovery Series B convertible common stock: $0.01 par value; 0 and 100 shares authorized; 0 and 7 shares issued and outstanding	—	—
Discovery Series C common stock: $0.01 par value; 0 and 2,000 shares authorized; 0 and 559 shares issued; and 0 and 330 shares outstanding	—	5
Additional paid-in capital	54,630	11,086
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Retained earnings	2,205	9,580
Accumulated other comprehensive loss	(1,523)	(830)
Total Warner Bros. Discovery, Inc. stockholders’ equity	47,095	11,599
Noncontrolling interests	1,254	1,434
Total equity	48,349	13,033
Total liabilities and equity	$134,001	$34,427

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net (loss) income	$(7,297)	$1,197	$1,355
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	14,161	3,501	2,956
Content restructuring impairments and write-offs	2,808	—	—
Depreciation and amortization	7,193	1,582	1,359
Deferred income taxes	(2,842)	(511)	(186)
Preferred stock conversion premium	789	—	—
Equity in losses of equity method investee companies and cash distributions	211	63	167
Loss on extinguishment of debt	—	10	76
Share-based compensation expense	412	178	110
Impairment and loss (gain) on disposition and disposal groups	116	(71)	126
(Gain) loss from derivative instruments, net	(501)	49	(36)
Gain on sale of investments	(199)	(19)	(103)
Other, net	435	56	14
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	181	47	105
Film and television content rights, games and payables, net	(12,562)	(3,381)	(3,053)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	1,529	185	(131)
Foreign currency, prepaid expenses and other assets, net	(130)	(88)	(20)
Cash provided by operating activities	4,304	2,798	2,739
Investing Activities
Purchases of property and equipment	(987)	(373)	(402)
Cash acquired from business acquisition and working capital settlement	3,612	(2)	(39)
Purchases of investments	—	(103)	(250)
Investments in and advances to equity investments	(168)	(184)	(181)
Proceeds from sales and maturities of investments	306	599	69
Proceeds from (payments for) derivative instruments, net	752	(86)	85
Other investing activities, net	9	93	15
Cash provided by (used in) investing activities	3,524	(56)	(703)
Financing Activities
Principal repayments of debt, including premiums to par value and discount payment	(1,315)	(574)	(2,193)
Borrowings from debt, net of discount and issuance costs	—	—	1,979
Repurchases of stock	—	—	(969)
Repayments under revolving credit facility	(125)	—	(500)
Borrowings under revolving credit facility	125	—	500
Distributions to noncontrolling interests and redeemable noncontrolling interests	(300)	(251)	(254)
Borrowings under commercial paper program	2,268	—	—
Principal repayments of term loans	(6,000)	—	—
Repayments under commercial paper program	(2,270)	—	—
Other financing activities, net	(125)	(28)	(112)
Cash used in financing activities	(7,742)	(853)	(1,549)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(61)	(106)	83
Net change in cash, cash equivalents, and restricted cash	25	1,783	570
Cash, cash equivalents, and restricted cash, beginning of period	3,905	2,122	1,552
Cash, cash equivalents, and restricted cash, end of period	$3,930	$3,905	$2,122

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Discovery, Inc. Preferred Stock		Discovery, Inc. Common Stock		Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
December 31, 2019	13	$—	715	$7	—	$—	$10,747	$(7,374)	$7,333	$(822)	$9,891	$1,633	$11,524
Cumulative effect of accounting changes	—	—	—	—	—	—	—	—	2	—	2	—	2
Cumulative effect of accounting changes of an equity method investee	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,219	—	1,219	124	1,343
Other comprehensive income	—	—	—	—	—	—	—	—	—	171	171	—	171
Share-based compensation	—	—	—	—	—	—	94	—	—	—	94	—	94
Repurchases of stock	—	—	—	—	—	—	—	(965)	—	—	(965)	—	(965)
Tax settlements associated with share-based plans	—	—	—	—	—	—	(32)	—	—	—	(32)	—	(32)
Equity exchange with Harpo for step acquisition of OWN	—	—	—	—	—	—	(45)	95	9	—	59	—	59
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(223)	(223)
Issuance of stock in connection with share-based plans	—	—	2	—	—	—	43	—	—	—	43	—	43
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Other adjustments to stockholders' equity	—	—	—	—	—	—	2	—	—	—	2	2	4
December 31, 2020	13	—	717	7	—	—	10,809	(8,244)	8,543	(651)	10,464	1,536	12,000
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,006	—	1,006	138	1,144
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(179)	(179)	—	(179)
Share-based compensation	—	—	—	—	—	—	158	—	—	—	158	—	158
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—	—	—
Tax settlements associated with share-based plans	—	—	—	—	—	—	(71)	—	—	—	(71)	—	(71)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(240)	(240)
Issuance of stock in connection with share-based plans	—	—	8	—	—	—	198	—	—	—	198	—	198
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(8)	—	31	—	23	—	23
December 31, 2021	12	—	736	7	—	—	11,086	(8,244)	9,580	(830)	11,599	1,434	13,033
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(7,371)	—	(7,371)	68	(7,303)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(693)	(693)	—	(693)
Share-based compensation	—	—	—	—	—	—	399	—	—	—	399	—	399

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

Conversion and issuance of common stock and noncontrolling interest in connection with the acquisition of the WarnerMedia Business	(12)	—	(739)	(7)	2,658	27	43,173	—	—	—	43,193	2	43,195
Tax settlements associated with share-based plans	—	—	—	—	—	—	(54)	—	—	—	(54)	—	(54)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(250)	(250)
Issuance of stock in connection with share-based plans	—	—	3	—	2	—	26	—	—	—	26	—	26
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
December 31, 2022	—	$—	—	$—	2,660	$27	$54,630	$(8,244)	$2,205	$(1,523)	$47,095	$1,254	$48,349

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, HBO Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
Merger with the WarnerMedia Business of AT&T
On April 8, 2022 (the “Closing Date”), Discovery, Inc. (“Discovery”) completed its merger (the “Merger”) with the WarnerMedia business (the “WarnerMedia Business”, “WM Business” or “WM”) of AT&T, Inc. (“AT&T”) and changed its name to Warner Bros. Discovery, Inc. On April 11, 2022, the Company’s shares started trading on Nasdaq under the trading symbol WBD.
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 3 and Note 4). Prior to the Merger, WarnerMedia Holdings, Inc. distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM's retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders in the Merger. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022 in lieu of adjusting the equity issued as purchase consideration in the Merger. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the Merger representing 71% of the combined Company and the Company's pre-Merger shareholders continued to own 29% of the combined Company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered the Company’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Annual Report on Form 10-K as the Company’s historical financial statements. Accordingly, the financial results of the Company as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current and future results will not be comparable to historical results.
Segments
In connection with the Merger, the Company reevaluated and changed its segment presentation during 2022. As of December 31, 2022, we classified our operations in three reportable segments:
•Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
•Networks - Our Networks segment primarily consists of our domestic and international television networks.
•DTC - Our DTC segment primarily consists of our premium pay-TV and streaming services.
Impact of COVID-19
We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and geographies; however, the nature and full extent of COVID-19’s effects on our operations and results are not yet known and will depend on future developments, which are highly uncertain and cannot be predicted. Certain key sources of revenue for the Studios segment, including theatrical revenues, original television productions, studio operations, and themed entertainment, have been adversely impacted by governmentally imposed shutdowns and related labor interruptions and constraints on consumer activity, particularly in the context of public entertainment venues, such as cinemas and theme parks.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities (“VIE”) for which the Company is the primary beneficiary. For each non-wholly owned subsidiary, the Company evaluates its ownership and other interests to determine whether it should consolidate the entity or account for its ownership interest as an unconsolidated investment. As part of its evaluation, the Company makes judgments in determining whether the entity is a VIE and, if so, whether it is the primary beneficiary of the VIE and is thus required to consolidate the entity. (See Note 10.) If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights. Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments.
Intercompany accounts and transactions between consolidated entities have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, estimated credit losses, content rights, leases, depreciation and amortization, the determination of ultimate revenues as they relate to amortization of capitalized content rights and accruals of participations and residuals, business combinations, share-based compensation, income taxes, other financial instruments, contingencies, estimated defined benefit plan liabilities, and the determination of whether the Company should consolidate certain entities.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Foreign Currency
The reporting currency of the Company is the U.S. dollar. Financial statements of subsidiaries whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date for assets and liabilities and at average exchange rates for revenues and expenses for the respective periods. Translation adjustments are recorded in accumulated other comprehensive loss. Cash flows from the Company’s operations in foreign countries are generally translated at the weighted average rate for the respective periods.
The Company is exposed to foreign currency risk to the extent that it enters into transactions denominated in currencies other than its subsidiaries’ respective functional currencies. Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Such transactions include affiliate and ad sales arrangements, content licensing arrangements, equipment and other vendor purchases and intercompany transactions. Changes in exchange rates with respect to amounts recorded in the Company’s consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in other income (expense), net.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of 90 days or less.
Receivables
The Company’s accounts receivable balances and the related credit losses arise primarily from distribution, advertising and content revenue. Receivables include amounts billed and currently due from customers and are presented net of an estimate for credit losses. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of receivables. The corresponding expense for the expected credit losses is reflected in selling, general and administrative expenses. The Company does not require collateral with respect to trade receivables.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Receivables Program
The Company has a revolving agreement to transfer up to $5,700 million of certain receivables through its bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. The Company services the sold receivables for the financial institution for a fee and pays fees to the financial institution in connection with this revolving agreement. The agreement is a continuation of the agreement the WarnerMedia Business had in place prior to the Merger. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, the Company’s available capacity under this revolving agreement increases and typically the Company transfers additional receivables into the program.
The gross value of the proceeds received results in derecognition of receivables and the obligations assumed are recorded at fair value. The obligations assumed when proceeds are received relate to expected credit losses on sold receivables and estimated fee payments made on outstanding sold receivables already transferred. The obligations are subsequently adjusted for changes in estimated expected credit losses and interest rates, which are considered Level 3 fair value measurements since the inputs are unobservable (See Note 8). In some cases, the Company may have collections that have not yet been remitted to the bank, resulting in a liability.
Accounts Receivable Factoring
The Company has a factoring agreement to sell certain of its non-U.S. trade accounts receivable on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales in accordance with ASC 860, “Transfers and Servicing”, as its continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchaser of the designated trade accounts receivable. Proceeds from amounts factored are recorded as an increase to cash and cash equivalents and a reduction to receivables, net in the consolidated balance sheets. Cash received is also reflected as cash provided by operating activities in the consolidated statements of cash flows. The accounts receivable factoring program is separate and distinct from the revolving receivables program.
Film and Television Content Rights
The Company capitalizes costs to produce television programs and feature films, including direct production costs, production overhead, interest, acquisition costs and development costs, as well as advances for live programming rights, such as sports. Costs to acquire licensed television series and feature film programming rights are capitalized when the license period has begun and the program is accepted and available for airing. Production incentives received from various jurisdictions where the Company produces content are recorded as a reduction to capitalized production costs. All capitalized content and prepaid license fees are classified as noncurrent assets, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months.
The Company groups its film and television content rights by monetization strategy: content that is predominately monetized individually, and content that is predominately monetized as a group.
Content Monetized Individually
For films and television programs predominantly monetized individually, the amount of capitalized film and television production costs (net of incentives) amortized and the amount of participations and residuals to be recognized as expense in a particular period are determined using the individual film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s or television program’s revenues recognized for such period to the film’s or television program’s estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s or television program’s remaining life cycle).

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The process of estimating ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. Prior to the theatrical release of a film, the Company’s estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. Subsequent to release, ultimate revenues are updated to reflect initial performance, which is often predictive of future performance. For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as the Company’s DTC or linear services), the Company makes a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs and expense such costs as the film or television program is exhibited. For theatrical films, the period over which ultimate revenues from all applicable sources and exhibition windows are estimated does not exceed 10 years from the date of the film’s initial release. For television programs, the ultimate period does not exceed 10 years from delivery of the first episode, or, if still in production, five years from delivery of the most recent episode, if later. For games, the ultimate period does not exceed two years from the date of the game’s initial release. Ultimates for produced content monetized on an individual basis are reviewed and updated (as applicable) on a quarterly basis; any adjustments are applied prospectively as of the beginning of the fiscal year of the change.
Content Monetized as a Group
For programs monetized as a group, including licensed programming, the Company’s film groups are generally aligned along the Company’s networks and digital content offerings, except for certain international territories wherein content assets are shared across the various networks in the territory and therefore, the territory is the film group. Program costs, including licensed programming, that are predominantly monetized as a group are amortized based on projected usage, generally resulting in an accelerated or straight-line amortization pattern. Adjustments to projected usage are applied prospectively in the period of the change. Participations and residuals are generally expensed in line with the pattern of usage. Streaming content and premium pay-TV amortization for each period is recognized based on estimated viewing patterns as there are generally little to no direct revenues to associate to the individual content assets. As such, number of views is most representative of the use of the title. Licensed rights to film and television programming are typically amortized over the useful life of the program’s license period on a straight-line basis (or per-play basis, if greater, for certain programming on the Company’s ad-supported networks), or accelerated basis for licensed original programs. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each event or season based on its projected advertising revenue and an allocation of affiliate revenue (estimated relative value). If annual contractual payments related to each season approximate each season’s estimated relative value, the Company expenses the related contractual payments during the applicable season. Amortization of sports rights takes place when the content airs.
Quarterly, the Company prepares analyses to support its content amortization expense. Critical assumptions used in determining content amortization for programming predominately monetized as a group include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or historical viewership model based on the adequacy of historical data, (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model, and (iv) incorporating secondary revenue streams. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, the number of subscribers to its streaming services, and program usage. Accordingly, the Company reviews its estimates and planned usage at least quarterly and revises its assumptions if necessary. Any material adjustments from the Company’s review of the amortization rates for assets in film groups are applied prospectively in the period of the change.
Unamortized Film Costs Impairment Assessment
Unamortized film costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of a film (or television program) predominately monetized on its own, or a film group, may be less than its unamortized costs. In addition, a change in the predominant monetization strategy is considered a triggering event for impairment testing before a title is accounted for as part of a film group. If the carrying value of an individual feature film or television program, or film group, exceeds the estimated fair value, an impairment charge will be recorded in the amount of the difference. For content that is predominately monetized individually, the Company utilizes estimates including ultimate revenues and additional costs to be incurred (including exploitation and participation costs), in order to determine whether the carrying value of a film or television program is impaired.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Game Development Costs
Game development costs are expensed as incurred before the applicable game reaches technological feasibility, or for online hosted arrangements, before the preliminary project phase is complete and it is probable the project will be completed and the software will be used to perform the function intended. Upon release, the capitalized game development costs are amortized based on the proportion of the game’s revenues recognized for such period to the game’s total current and anticipated revenues. Unamortized capitalized game production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in “Film and television content rights and games” on the consolidated balance sheets.
Investments
The Company holds investments in equity method investees and equity investments with and without readily determinable fair values. (See Note 10.)
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. (See “Asset Impairment Analysis” below.)
Equity Investments with Readily Determinable Fair Values
Investments in entities or other securities in which the Company has no control or significant influence and is not the primary beneficiary, and have a readily determinable fair value are recorded at fair value based on quoted market prices and are classified as equity securities or equity investments with readily determinable fair value. The investments are measured at fair value based on a quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs (Level 1). Gains and losses are recorded in other income (expense), net on the consolidated statements of operations. (See Note 10 and Note 18.)
Equity Investments without Readily Determinable Fair Values
Equity investments without readily determinable fair values include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are recorded at cost and adjusted for subsequent observable price changes as of the date that an observable transaction takes place. Adjustments for observable price changes are recorded in other income (expense), net. (See Note 10 and Note 18.)
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and impairments. Internal use software costs are capitalized during the application development stage; software costs incurred during the preliminary project and post implementation stages are expensed as incurred. Repairs and maintenance expenditures that do not enhance the use or extend the life of property and equipment are expensed as incurred. Depreciation for most property and equipment is recognized using the straight-line method over the estimated useful lives of the assets. (See Note 18.)
Leases
The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets are included in other noncurrent assets. Finance lease ROU assets are included in property and equipment, net. Operating and finance lease liabilities are included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets.
A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for most of its leases. The incremental borrowing rate is based on the Company's U.S. dollar denominated senior unsecured borrowing curves using public credit ratings adjusted down to a collateralized basis using a combination of recovery rate and credit notching approaches and translated into major contract currencies as applicable.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company does not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. In addition, variable lease payments that are based on an index or rate are included in measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities. Lease expense for operating leases is recognized on a straight-line basis. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis.
Defined Benefit Plans
The Company maintains defined benefit pension plans covering certain U.S. employees and several non-U.S. pension plans. Defined benefit plan obligations are based on various assumptions used by the Company’s actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates and mortality rates. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations.
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill is allocated to the Company’s reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or earlier if an event or other circumstance indicates that it may not recover the carrying value of the asset. If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative impairment test is not required. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill or other indefinite-lived intangible asset exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. The Company typically performs a quantitative impairment test every three years, irrespective of the outcome of the Company’s qualitative assessment.
Long-lived Assets
Long-lived assets such as amortizing trademarks and trade names; affiliate, advertising, and subscriber relationships; franchises and other intangible assets; and property and equipment are not required to be tested for impairment annually, but rather whenever circumstances indicate that the carrying amount of the asset may not be recoverable. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale.
•If the intent is to hold the asset for continued use, the impairment test requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, an impairment loss would be recognized equal to the excess of the asset’s carrying value over its fair value, which is typically determined by discounting the future cash flows associated with that asset.
•If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its estimated fair value less costs to sell. If the carrying value of the asset exceeds the fair value, an impairment loss would be recognized equal to the difference.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method Investments and Equity Investments Without Readily Determinable Fair Value
Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. Equity method investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, DCF analysis, recent operating results, comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below its carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of loss from equity investees, net on the consolidated statements of operations.
For equity investments without readily determinable fair value, investments are recorded at cost and adjusted for subsequent observable price changes as of the date that an observable transaction takes place. The Company performs a qualitative assessment on a quarterly basis to determine if any observable price changes have occurred. If the qualitative assessment indicates that an observable price change has occurred, a gain or loss is recorded equal to the difference between the fair value and carrying value in the current period as a component of other income (expense), net. (See Note 10.)
Derivative Instruments
The Company uses derivative financial instruments to modify its exposure to market risks from changes in foreign currency exchange rates, interest rates, and from market volatility related to certain investments measured at fair value. At the inception of a derivative contract, the Company designates the derivative based on the Company’s intentions and expectations as to the likely effectiveness as a hedge (see Note 13), as follows:
•a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”);
•a hedge of net investments in foreign operations (“net investment hedge”); or
•an instrument with no hedging designation.
Cash Flow Hedges
The Company may designate derivative instruments as cash flow hedges to mitigate foreign currency risk arising from third-party revenue agreements, intercompany licensing agreements, production expenses and rebates, or to hedge the interest rate risk for certain senior notes and forecasted debt issuances as cash flow hedges. For instruments accounted for as cash flow hedges, the change in the fair value of the forward contract is recorded in other comprehensive (loss) income and reclassified into the statement of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings.
Net Investment Hedges
The Company may designate derivative instruments as hedges of net investments in foreign operations. The Company assesses the effectiveness of net investment hedges utilizing the spot-method. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded in the currency translation adjustment component of other comprehensive (loss) income. While the change in fair value attributable to hedge effectiveness remains in accumulated other comprehensive loss until the net investment is sold or liquidated, the change in fair value attributable to components excluded from the assessment of hedge effectiveness (e.g., forward points, cross currency basis, etc.) is reflected as a component of interest expense, net in the current period.
No Hedging Designation
The Company may also enter into derivative instruments that do not qualify for hedge accounting or are not designated as hedges. These instruments are intended to mitigate economic exposures due to exogenous events and changes in foreign currency exchange rates, interest rates, and from market volatility related to certain investments measured at fair value. The changes in fair value of derivatives not designated as hedges are recorded in the statement of operations in the same line item where the hedged risk occurs.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Treasury Stock
When stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account, which is separately reported as a reduction of equity. Treasury stock held by Discovery prior to the Merger was not retired.
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
Advertising
Advertising revenues are principally generated from the sale of commercial time on linear (television networks and authenticated TVE applications) and digital platforms (DTC subscription services and websites). A substantial portion of the linear and digital advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. On the linear platform, the Company provides a service to deliver an advertising campaign which is satisfied by the provision of a minimum number of advertising spots in exchange for a fixed fee over a contract period of one year or less. The Company delivers spots in accordance with these contracts during a variety of day parts and programs. In the agreements governing these advertising campaigns, the Company has also promised to deliver to its customers a guaranteed minimum number of viewers (“impressions”) on a specific television network within a particular demographic (e.g. men aged 18-35). These advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the guaranteed audience level multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced advertising revenue receivables may exceed the value of the audience delivery. As such, revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse, which is typically less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, the success of pilot programs, and market trends. Actual audience and delivery information is published by independent ratings services.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For contracts without an audience guarantee, advertising revenues are recognized as each spot airs. The airing of individual spots without a guaranteed audience level are each distinct, individual performance obligations. The Company allocates the consideration to each spot based on its relative standalone selling price.
Distribution
Distribution revenues are generated from fees charged to network distributors, which include cable, direct-to-home (“DTH”) satellite, telecommunications and digital service providers, and DTC subscribers. Cable operators, DTH satellite operators and telecommunications service providers typically pay royalties via a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming to estimate royalty revenue. Historical adjustments to recorded estimates have not been material. Distribution revenue from fixed-fee contracts is recognized over the contract term based on the continuous delivery of the content to the affiliate. Any monetary incentives provided to distributors other than for distinct goods or services acquired at fair value are recognized as a reduction of revenue over the term.
Although the delivery of linear feeds and digital products, such as video-on-demand (“VOD”) and authenticated TVE applications, are considered distinct performance obligations within a distribution arrangement, on-demand offerings generally match the programs that are airing on the linear network. Therefore, the Company recognizes revenue for licensing arrangements as the license fee is earned and based on continuous delivery for fixed fee contracts.
Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the programming and the rights to distribute the programming to the customer.
For DTC subscription services, the Company recognizes revenue as the service fee is earned over the subscription period.
Content
Content revenues are generated from the release of feature films for initial exhibition in theaters, the licensing of feature films and television programs to various television, SVOD and other digital markets, distribution of feature films and television programs in the physical and digital home entertainment market, sales of console games and mobile in-game content, sublicensing of sports rights, and licensing of intellectual property such as characters and brands.
In general, fixed payments for the licensing of intellectual property are recognized as revenue at either the inception of the license term or as sales-based royalties as underlying sales occur if the intellectual property has significant standalone functionality (“functional IP,” such as a produced film or television series), or over the corresponding license term if the licensee’s ability to derive utility is dependent upon our continued support of the intellectual property throughout the license term (“symbolic IP,” such as a character or a brand). Feature films may be produced or acquired for initial exhibition in theaters or direct release on our streaming service. Arrangements with theaters for exhibiting a film over a certain period are generally sales-based royalties and recorded as revenue as the underlying sales of the exhibitors occur.
Television programs are initially produced for broadcast networks, cable networks, premium pay services, first-run syndication or streaming services; revenues are recognized when the programs are available for use by the licensee. Fixed license fee revenues from the subsequent licensing of feature films and television programs in the off-network cable, premium pay, syndication, streaming and international television and streaming markets are also recognized upon availability of the content for use by the licensee. For television/streaming service licenses that include multiple titles with a fixed license fee across all titles, the availability of each title is considered a separate performance obligation, and the fixed fee is allocated to each title and recognized as revenue when the title is available for use by the licensee. When the term of an existing agreement is renewed or extended, revenues are recognized when the licensed content becomes available under the renewal or extension. Certain arrangements (e.g., certain pay-TV/SVOD licenses) may include variable license fees that are based on sales of the licensee; these are recognized as revenue as the applicable underlying sales occur.
Revenues from home entertainment sales of feature films and television programs in physical format are generally recognized at the later of the delivery date or the date when made widely available for sale or rental by retailers (“street date”) based on gross sales less a provision for estimated returns, rebates and pricing allowances. The provision is based on management’s estimates by analyzing vendor sales of our product, historical return trends, current economic conditions and changes in customer demand. Revenues from the licensing of television programs and films for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues from sales of console games generally follow the same recognition methods as film and television programs in the home entertainment market. Revenues from digital sales of in-game purchases are assessed for deferral based on type of digital item purchased (e.g., consumable vs. durable) and estimated life of consumer game play and recognized upon purchase or over time as applicable.
Revenues from the licensing of intellectual property such as characters or brands (e.g., for merchandising or theme parks) are recognized either straight-line over the license term or as the licensee’s underlying product sales occur (sales-based royalty) depending on which method is most reflective of the earnings process.
Contract Assets and Liabilities
A contract asset is recorded when revenue is recognized in advance of the Company’s right to bill and receive consideration and that right is conditioned upon something other than the passage of time. A contract liability, such as deferred revenue, is recorded when the Company has recorded billings in conjunction with its contractual right or when cash is received in advance of the Company’s performance.
Deferred revenue primarily consists of TV/SVOD content licensing arrangements where the content has not yet been made available to the customer, consumer products and themed experience licensing arrangements with fixed payments, advance payment for DTC subscriptions, and cash received for television advertising for which the guaranteed viewership has not been provided. The amounts classified as current are expected to be earned within the next year.
Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Share-Based Compensation Expense
The Company has incentive plans under which performance-based restricted stock units (“PRSUs”), service-based restricted stock units (“RSUs”), stock options, and stock appreciation rights (“SARs”) may be issued. In addition, the Company offers an Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense for all awards is recorded as a component of selling, general and administrative expense. Forfeitures for all awards are recognized as incurred. Excess tax benefits realized from the exercise of stock options and vested RSUs, PRSUs and the ESPP are reported as cash inflows from operating activities on the consolidated statements of cash flows.
PRSUs
PRSUs represent the contingent right to receive shares of WBD common stock, and vest over one year based on continuous service and the attainment of qualitative and quantitative performance targets. The number of PRSUs that vest typically ranges from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving less than 70% of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs, the Company’s Compensation Committee has discretion in determining the final number of units that vest, but may not increase the amount of any PRSU award above 100%. Upon vesting, each PRSU becomes convertible into one share of WBD common stock. Holders of PRSUs do not receive payments of dividends in the event the Company pays a cash dividend until such PRSUs are converted into shares of WBD common stock.
Compensation expense for PRSUs is based on the fair value of WBD common stock on the date of grant. Compensation expense for PRSUs that vest based on achieving subjective operating performance conditions or in situations where the executive may withhold taxes in excess of the maximum statutory requirement, is remeasured at fair value each reporting period until the award is settled. Compensation expense for all PRSUs is recognized ratably over the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of the probability that the operating performance conditions will be achieved.
RSUs
RSUs represent the contingent right to receive shares of WBD common stock, substantially all of which vest ratably each year over periods of three to five years based on continuous service. Compensation expense for RSUs is based on the fair value of the award on the date of grant and is recognized ratably during the vesting period.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options and SARs
Stock options are granted with an exercise price equal to or in excess of the closing market price of WBD common stock on the date of grant. Stock options vest ratably over four years from the grant date based on continuous service and expire seven years from the date of grant. Stock option awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service. Compensation expense for stock options is based on the fair value of the award on the date of grant and is recognized ratably during the vesting period.
SARs are cash-settled and entitle the holder to receive a cash payment for the amount by which the price of WBD common stock exceeds the base price established on the grant date. Cash-settled SARs are granted with a base price equal to or greater than the closing market price of WBD common stock on the date of grant. Compensation expense for SARs is based on the fair value of the award. Because SARs are cash-settled, the Company remeasures the fair value of these awards each reporting period until settlement. Compensation expense for SARs, including changes in fair value, is recognized during the vesting period in proportion to the requisite service that has been rendered as of the reporting date. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche.
The fair values of stock options and SARs are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For SARs, the expected term is the period from the grant date to the end of the contractual term of the award unless the terms of the award allow for cash-settlement automatically on the date the awards vest, in which case the vesting date is used. For stock options the simplified method is utilized to calculate the expected term, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method considers the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on WBD common stock and historical realized volatility of WBD common stock. The dividend yield is assumed to be zero because the Company has no history of paying cash dividends and no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
ESPP
The ESPP enables eligible employees to purchase shares of WBD common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the ESPP as share-based compensation expense.
Advertising Costs
Advertising costs are expensed as incurred and are presented in selling, general and administrative expenses. Advertising costs paid to third parties totaled $2,519 million, $1,247 million and $412 million for years ended December 31, 2022, 2021 and 2020, respectively.
Collaborative Arrangements
The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute certain theatrical and television productions and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) surrounding The National Collegiate Athletic Association (the “NCAA”).
The arrangement among Turner, CBS and the NCAA provides Turner and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual caps. No amounts were recorded pursuant to the loss cap during the year ended December 31, 2022 since the most recent cap was finalized prior to the Merger. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Co-financing arrangements generally represent the assignment of an economic interest in a film or television series to a producing partner. The Company generally records the amounts received for the assignment of an interest as a reduction of production cost, as the partner assumes the risk for their share of the film or series asset. The substance of these arrangements is that the third-party partner owns an interest in the film or series; therefore, in each period, the Company reflects in the consolidated statements of operations either a charge or benefit to cost of revenues, excluding depreciation and amortization to reflect the estimate of the third-party partner’s interest in the profits or losses incurred on the film or series using the individual film forecast method, based on the terms of the arrangement. On occasion, the Company acquires the economic interest in a film from a producing partner; in this case, the Company capitalizes the acquisition cost as a content asset in film and television content rights and games and accounts for the third-party partner’s share in applicable distribution results as described above. For our collaborative arrangements entered into with third parties to jointly finance and distribute certain theatrical and television productions, net participation costs of $276 million were recorded in cost of revenues, excluding depreciation and amortization for the year ended December 31, 2022.
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
From time to time, the Company engages in transactions in which the tax consequences may be uncertain. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities.
In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless the Company determines that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. The Company includes interest and where appropriate, penalties, as a component of income tax expense on the consolidated statements of operations. There is significant judgment involved in determining the amount of reserve and whether positions taken on the Company’s tax returns are more likely than not to be sustained, which involve the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities. The Company adjusts its tax reserve estimates periodically because of ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and interpretations.
Concentrations Risk
Customers
No individual customer accounted for more than 10% of total consolidated revenues for 2022, 2021 or 2020. The Company had two customers that represented more than 10% of distribution revenue in 2022, which in aggregate totaled 26%. As of December 31, 2022 and 2021, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. As of December 31, 2022, the Company had posted $49 million of collateral under these arrangements. As of December 31, 2022, the Company’s exposure to counterparty credit risk included derivative assets with an aggregate fair value of $186 million. (See Note 13.)

WARNER BROS. DISCOVERY, INC.
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
Convertible Instruments
In August 2020, the FASB issued guidance simplifying the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. The guidance amends the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions, requires the use of the if-converted method for calculating earnings per share for convertible instruments, and makes targeted improvements to the disclosures for convertible instruments and related earnings per share guidance. The Company adopted the guidance effective January 1, 2022 and there was no material impact on its consolidated financial statements.
Government Assistance
In November 2021, the FASB issued guidance requiring disclosure for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other guidance. The annual disclosures include the nature of the transactions, significant terms and conditions, accounting treatment and impacted financial statement lines reflecting the impact of the transactions. The Company adopted the guidance effective January 1, 2022, and no additional disclosures were required. The Company receives production incentives that are analogous to investment tax credits. (See Film and Television Content Rights policy above.)
Accounting and Reporting Pronouncements Not Yet Adopted
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
NOTE 3. EQUITY AND EARNINGS PER SHARE
Common Stock Issued in Connection with the WarnerMedia Merger
Prior to the Merger, Discovery had three series of common stock authorized, issued, and outstanding - Series A common stock, Series B convertible common stock, and Series C common stock - and two series of preferred stock authorized, issued, and outstanding - Series A-1 convertible preferred stock and Series C-1 convertible preferred stock. In connection with the Merger, each issued and outstanding share of Discovery Series A common stock, Discovery Series B convertible common stock, and Discovery Series C common stock, was reclassified and automatically converted into one share of WBD common stock, and each issued and outstanding share of Discovery Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) and Series C-1 convertible preferred stock was reclassified and automatically converted into 13.1135 and 19.3648 shares of WBD common stock, respectively.
The Merger required the consent of Advance/Newhouse Programming Partnership under Discovery’s certificate of incorporation as the sole holder of the Series A-1 Preferred Stock. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it received an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock converted. The impact of the issuance of such additional shares of common stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On April 8, 2022, the Company issued 1.7 billion shares of WBD common stock as consideration paid for the acquisition of WM. (See Note 4).
Repurchase Programs
Common Stock
Under the Company’s stock repurchase program, management is authorized to purchase shares of WBD common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, pursuant to one or more accelerated stock repurchase agreements, or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors.
In February 2020, the Company’s board of directors authorized additional stock repurchases of up to $2 billion upon completion of its existing $1 billion repurchase authorization announced in May 2019. All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company did not repurchase any of its common stock. During the year ended December 31, 2020, the Company repurchased 41.6 million shares of its common stock for $965 million. Over the life of the Company’s repurchase programs and prior to the Merger and conversion of Discovery common stock to WBD common stock, the Company had repurchased 3 million and 229 million shares of Discovery Series A and Discovery Series C common stock, respectively, for the aggregate purchase price of $171 million and $8.2 billion, respectively.
Earnings Per Share
All share and per share amounts have been retrospectively adjusted to reflect the reclassification and automatic conversion into WBD common stock, except for Series A-1 Preferred Stock, which has not been recast because the conversion of Series A-1 Preferred Stock into WBD common stock in connection with the Merger was considered a discrete event and treated prospectively.
The table below sets forth the Company’s calculated earnings per share (in millions). Earnings per share amounts may not recalculate due to rounding.

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(7,297)	$1,197	$1,355
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	(49)	(110)	(128)
Net income attributable to noncontrolling interests	(68)	(138)	(124)
Net income attributable to redeemable noncontrolling interests	(6)	(53)	(12)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	16	—
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted net (loss) income per share	$(7,420)	$912	$1,091

Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	—	110	128
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for diluted net (loss) income per share	$(7,420)	$1,022	$1,219

Denominator — weighted average:
Common shares outstanding — basic	1,940	588	599
Impact of assumed preferred stock conversion	—	71	71
Dilutive effect of share-based awards	—	5	2
Common shares outstanding — diluted	1,940	664	672

Basic net (loss) income per share allocated to common stockholders	$(3.82)	$1.55	$1.82
Diluted net (loss) income per share allocated to common stockholders	$(3.82)	$1.54	$1.81

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2022	2021	2020
Anti-dilutive share-based awards	49	17	24
NOTE 4. ACQUISITIONS AND DISPOSITIONS
Acquisitions
WarnerMedia
On April 8, 2022, the Company completed its Merger with the WarnerMedia Business of AT&T. The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro-rata distribution, and immediately thereafter, combined with Discovery.
Discovery was deemed to be the accounting acquirer of WM. In identifying Discovery as the accounting acquirer, the Company’s conclusion was based primarily upon the following facts: (1) Discovery initiated the Merger, was the legal acquirer of Magallanes, Inc., (“Spinco”), and transferred equity consideration to Spinco stockholders, (2) AT&T received $40.5 billion of consideration (subject to working capital and other adjustments) as part of its disposition of the WarnerMedia Business, (3) the Chief Executive Officer of Discovery continued as Chief Executive Officer of the combined Company after the Merger and was primarily responsible for appointing the rest of the executive management team of the combined Company, and the Chief Financial Officer of Discovery continued as Chief Financial Officer of the combined Company, (4) no stockholder or group of stockholders held a controlling interest in WBD and a key Discovery stockholder was the largest minority interest in WBD after the completion of the Merger, and (5) AT&T had no input on the strategic direction and management of the combined Company after the completion of the Merger. The above facts were deemed to outweigh the fact that the holders of shares of Spinco common stock that received shares of WBD common stock in the Merger in the aggregate owned a majority of WBD common stock on a fully diluted basis and associated voting rights after the Merger.
The Merger combined WM’s premium entertainment, sports, and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses. The Company expects this broad, worldwide portfolio of brands, coupled with its DTC potential and the attractiveness of the combined assets, to result in increased market penetration globally. The Merger is also expected to create significant cost synergies for the Company.
Purchase Price
The following table summarizes the components of the aggregate purchase consideration paid to acquire WM (in millions).

Fair value of WBD common stock issued to AT&T shareholders (1)	$42,309
Estimated fair value of share-based compensation awards attributable to pre-combination services (2)	94
Settlement of preexisting relationships (3)	(27)
Purchase consideration	$42,376
(1) The fair value of WBD common stock issued to AT&T shareholders represents approximately 1,732 million shares of WBD common stock multiplied by the closing share price for Discovery Series A common stock of $24.43 on Nasdaq on the Closing Date. The number of shares of WBD common stock issued in the Merger was determined based on the number of fully diluted shares of Discovery, Inc. common stock immediately prior to the closing of the Merger, multiplied by the quotient of 71%/29%.
(2) This amount represents the value of AT&T restricted stock unit awards that were not vested and were replaced by WBD restricted stock unit awards with similar terms and conditions as the original AT&T awards. The conversion was based on the ratio of the volume-weighted average per share closing price of AT&T common stock on the ten trading days prior to the Closing Date and the volume-weighted average per share closing price of WBD common stock on the ten trading days following the Closing Date. The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger. See Note 15 for additional information.
(3) The amount represents the effective settlement of outstanding payables and receivables between the Company and WM. No gain or loss was recognized upon settlement as amounts were determined to be reflective of fair market value.
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated standalone amounts compared with the amounts presented above. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022. The working capital settlement was recorded in other current assets in the preliminary purchase price allocation.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation
The Company applied the acquisition method of accounting to WM, whereby the excess of the fair value of the purchase price paid over the fair value of identifiable net assets acquired and liabilities assumed was allocated to goodwill. Goodwill reflects the assembled workforce of WM as well as revenue enhancements, cost savings and operating synergies that are expected to result from the Merger. The goodwill recorded as part of the Merger has been provisionally allocated to the Studios, Networks and DTC reportable segments in the amounts of $9,047 million, $7,076 million and $5,618 million, respectively, and is not deductible for tax purposes.
The purchase price allocation is preliminary and subject to change. The Company is still refining certain estimates related to income taxes and other limited areas. The Company reflects measurement period adjustments in the period in which the adjustments occur, and the Company will finalize its accounting for the Merger within one year of the Closing Date. The measurement period adjustments were primarily related to content, taxes, investments, capitalized interest and the true-up of accrued liabilities. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, measurement period adjustments, and a reconciliation to total consideration transferred is presented in the table below (in millions).

	Preliminary April 8, 2022	Measurement Period Adjustments	Updated Preliminary April 8, 2022
Cash	$2,419	$(10)	$2,409
Accounts receivable	4,224	(62)	4,162
Other current assets	4,619	(148)	4,471
Film and television library	28,729	(343)	28,386
Property and equipment	4,260	13	4,273
Goodwill	21,513	228	21,741
Intangible assets	44,889	100	44,989
Other noncurrent assets	5,206	337	5,543
Current liabilities	(10,544)	(1)	(10,545)
Debt assumed	(41,671)	(9)	(41,680)
Deferred income taxes	(13,264)	532	(12,732)
Other noncurrent liabilities	(8,004)	(637)	(8,641)
Total consideration paid	$42,376	$—	$42,376

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the assets acquired and liabilities assumed were determined using the income, cost, and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow analyses, and thus represent a Level 3 measurement. Significant inputs used in the discounted cash flow analyses and other areas of judgment include (i) historical and projected financial information, (ii) discount rates used to present value future cash flows, (iii) royalty rates, (iv) projected revenue attributable to affiliate contracts and related renewals, (v) synergies, including cost savings, (vi) tax rates, (vii) economic useful life of assets, and (viii) attrition rates, as relevant, that market participants would consider when estimating fair values. The following are the fair value approaches followed:

Category	Valuation Method
Trade names	Relief from royalty method of the income approach
Film and TV content library	Multi-period excess earnings method of the income approach; net book value
Affiliate relationships	Multi-period excess earnings method of the income approach
Franchises	Multi-period excess earnings method of the income approach
Other intangible assets	Multi-period excess earnings method of the income approach
Licensed content	Net book value method
Licensed sports rights	Differential method, a form of the incremental income approach
Recovery rate for advertiser relationships	With-or-without method, a form of the income approach, recovery rate of 4 years
In-place advertising networks	With-or-without method, a form of the income approach
Subscriber relationships	Replacement cost method of the cost approach
Real estate, property and equipment	Cost approach or the income approach, which estimates the value of property based on the income it generates or the market approach, which determines values based on comparable assets purchased under similar conditions
Current and noncurrent debt assumed comprising existing debt of WM, the Term Loan, and the Notes	Quoted prices for identical or similar securities in active markets
The table below presents a summary of intangible assets acquired, exclusive of content assets, and the weighted average useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trade names	$21,084	34
Affiliate, advertising and subscriber relationships	14,800	6
Franchises	7,900	35
Other intangible assets	1,205
Total intangible assets acquired	$44,989
The Company incurred transaction-related costs of $406 million for the year ended December 31, 2022. These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statement of operations. Additionally, the expense related to the issuance of additional shares of common stock in connection with the conversion of Advance/Newhouse Programming’s Series A-1 Preferred Stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger. (See Note 3.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of the Merger, WM’s assets, liabilities, and operations were included in the Company's consolidated financial statements from the Closing Date. The following table presents WM revenue and earnings as reported within the consolidated financial statements (in millions).

Year Ended December 31, 2022
Revenues:
Advertising	$2,849
Distribution	10,980
Content	10,001
Other	720
Total revenues	24,550
Inter-segment eliminations	(2,225)
Net revenues	$22,325
Net loss available to Warner Bros. Discovery, Inc.	$(7,202)
Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and WM as if the Merger had been completed on January 1, 2021. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger had occurred on January 1, 2021, nor is it indicative of future results. The following table presents the Company’s pro forma combined revenues and net loss (in millions).

	Year Ended December 31,
	2022	2021
Revenues	$43,095	$45,326
Net loss available to Warner Bros. Discovery, Inc.	(5,359)	(3,750)
The unaudited pro forma combined financial information includes, where applicable, adjustments for (i) additional costs of revenues from the fair value step-up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Merger with WM on the Company's historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
Dispositions
In October 2022, the Company sold its 49% stake in Golden Maple Limited (known as Tencent Video VIP) for proceeds of $143 million and recorded a gain of $55 million, and in April 2022 completed the sale of its minority interest in Discovery Education for proceeds of $138 million and recorded a gain of $133 million.
Also, in September 2022, the Company sold 75% of its interest in The CW Network to Nexstar Media Inc. (“Nexstar”), in exchange for Nexstar agreeing to fund a majority of The CW Network’s expenses and the retention of the Company’s share of certain receivables that existed prior to the transaction. There was no cash consideration exchanged in the transaction. The Company recorded an immaterial gain and retained a 12.5% ownership interest in The CW Network, which is accounted for as an equity method investment.
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million and recorded a gain of $76 million.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	U.S. Networks	International Networks	Studios	Networks	DTC	Total
December 31, 2020	$10,813	$2,257	$—	$—	$—	$13,070
Dispositions (See Note 4)	—	(3)	—	—	—	(3)
Foreign currency translation and other adjustments	—	(155)	—	—	—	(155)
December 31, 2021	$10,813	$2,099	$—	$—	$—	$12,912
Segment recast (See Note 23)	(10,813)	(2,059)	—	10,555	2,317	—
Acquisitions (See Note 4)	—	—	9,047	7,081	5,618	21,746
Foreign currency translation and other adjustments	—	(40)	(84)	(79)	(17)	(220)
December 31, 2022	$—	$—	$8,963	$17,557	$7,918	$34,438
The carrying amount of goodwill at the Networks segment included accumulated impairments of $1.6 billion as of December 31, 2022 and 2021. The Studios and DTC segments did not include any accumulated impairments as of December 31, 2022 and 2021.
Intangible Assets
Finite-lived intangible assets subject to amortization consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2022			December 31, 2021
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks and trade names	32	$22,876	$(1,494)	$21,382	$1,716	$(858)	$858
Affiliate, advertising and subscriber relationships	8	24,136	(9,458)	14,678	9,433	(4,303)	5,130
Franchises	35	7,900	(164)	7,736	—	—	—
Character rights	14	995	(53)	942	—	—	—
Other	6	568	(324)	244	395	(227)	168
Total		$56,475	$(11,493)	$44,982	$11,544	$(5,388)	$6,156
Amortization expense for finite-lived intangible assets reflects the pattern in which the assets’ economic benefits are consumed over their estimated useful lives. During the fourth quarter of 2021, the Company reassessed the useful lives and amortization methods for acquired customer relationships and concluded the economic benefits would be consumed in greater proportion earlier in their life with gradual decline; accordingly, we changed the amortization method for these assets from the straight-line method to the sum of the months’ digits method effective October 1, 2021. This change was considered a change in estimate, was accounted for prospectively, and resulted in incremental amortization expense of $196 million in 2021. Amortization expense related to finite-lived intangible assets was $6.2 billion, $1.3 billion and $1.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$6,510	$4,989	$3,614	$2,608	$1,965	$25,296

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indefinite-lived intangible assets not subject to amortization (in millions):

	December 31,
	2022	2021
Trademarks	$—	$161
Impairment Analysis
Significant judgments and assumptions for all quantitative goodwill tests performed include discount rates, control premiums, terminal growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, including revenue growth rates and profit margins.
2022 Impairment Analysis
As of October 1, 2022, the Company performed a quantitative goodwill impairment assessment for all reporting units consistent with the Company’s accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. Due to declining levels of global GDP growth and execution risk associated with anticipated growth in the Company’s DTC reporting unit, which is the DTC segment, the Company will continue to monitor its reporting units for changes that could impact recoverability.
2021 Impairment Analysis
For the 2021 annual impairment test, the Company performed a qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, therefore, no quantitative goodwill impairment analysis was performed.
2020 Impairment Analysis
For the 2020 annual impairment test, the Company performed its annual qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, except for its Europe and Asia-Pacific reporting units. For its Europe and Asia-Pacific reporting units, the Company performed a quantitative goodwill impairment analysis for each using a DCF valuation model. A market-based valuation model was not weighted in the analysis due to significant volatility in the reporting units’ equity markets.
The quantitative goodwill impairment analysis for the Company’s Europe reporting unit indicated that its estimated fair value exceeded its carry value by approximately 20% and, therefore, no impairment was recorded.
The quantitative impairment analysis for the Company’s Asia-Pacific reporting unit indicated that its estimated fair value did not exceed its carrying value, which resulted in a pre-tax impairment charge to write-off the $121 million goodwill balance, of which $36 million was written off in the second quarter of 2020. The impairment charge was not deductible for tax purposes. The determination of fair value of the Company’s Asia-Pacific reporting unit represented a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.
NOTE 6. RESTRUCTURING
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024.
Restructuring by reportable segment and corporate, inter-segment eliminations, and other were as follows (in millions).

	Year Ended December 31,
	2022	2021	2020
Studios	$1,050	$—	$6
Networks	1,003	30	84
DTC	1,551	2	1
Corporate	195	—	—
Inter-segment eliminations	(42)	—	—
Total restructuring	$3,757	$32	$91

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, restructuring charges primarily included charges related to strategic content programming initiatives, inclusive of content impairments, content development costs and write-offs, content contract terminations, and other content related charges of $3,133 million. In addition, there were restructuring charges related to organization restructuring of $607 million and facility consolidation activities and other contract terminations of $17 million.
During the years ended December 31, 2021 and December 31, 2020, restructuring charges primarily included charges related to employee relocation and termination costs. During 2020, the Company implemented various cost-saving initiatives as a result of the COVID-19 pandemic.
Changes in restructuring and other liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate were as follows (in millions).

	U.S. Networks	International Networks	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2020	$23	$20	$—	$—	$—	$15	$58
Employee termination accruals, net	4	26	—	—	—	2	32
Cash paid	(23)	(33)	—	—	—	(15)	(71)
December 31, 2021	4	13	—	—	—	2	19
Segment recast (See Note 23 )	(4)	(13)	—	15	—	2	—
Acquisitions (See Note 4 )	—	—	40	—	14	55	109
Contract termination accruals, net	—	—	36	168	121	—	325
Employee termination accruals, net	—	—	114	213	87	184	598
Cash paid	—	—	(34)	(35)	(34)	(84)	(187)
December 31, 2022	$—	$—	$156	$361	$188	$159	$864

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions). Management uses these categories of revenue to evaluate the performance of its businesses and to assess its financial results and forecasts.

	Year Ended December 31, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Advertising	$15	$8,224	$371	$(86)	$8,524
Distribution	12	9,759	6,371	—	16,142
Content	9,156	1,120	522	(2,438)	8,360
Other	548	245	10	(12)	791
Totals	$9,731	$19,348	$7,274	$(2,536)	$33,817

	Year Ended December 31, 2021
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Advertising	$—	$6,063	$131	$—	$6,194
Distribution	—	4,486	716	—	5,202
Content	20	706	11	—	737
Other	—	56	2	—	58
Totals	$20	$11,311	$860	$—	$12,191

	Year Ended December 31, 2020
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Advertising	$—	$5,547	$25	$—	$5,572
Distribution	—	4,496	190	—	4,686
Content	12	340	3	—	355
Other	—	56	2	—	58
Totals	$12	$10,439	$220	$—	$10,671
Accounts Receivable and Credit Losses
The allowance for credit losses was not material at December 31, 2022 and 2021.
Contract Assets and Liabilities
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	December 31, 2022	December 31, 2021
Contract liabilities	Deferred revenues	$1,694	$478
Contract liabilities	Other noncurrent liabilities	361	95

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in deferred revenue for the year ended December 31, 2022 primarily reflects an increase of $1,476 million related to the Merger and cash payments received or contracted billings recorded for which the performance obligations were not satisfied prior to the end of the period, partially offset by $411 million of revenues recognized that were included in the deferred revenue balance at December 31, 2021. Revenue recognized for the year ended December 31, 2021 related to the deferred revenue balance at December 31, 2020 was $456 million. Contract assets were not material as of December 31, 2022 and 2021.
Transaction Price Allocated to Remaining Performance Obligations
Most of the Company’s distribution contracts are licenses of functional intellectual property where revenue is derived from royalty-based arrangements, for which revenues are recorded as a function of royalties earned to date instead of estimating incremental royalty contract revenue. Accordingly, revenue for these arrangements is recognized based on the royalties earned to date. However, there are certain other distribution arrangements that are fixed price or contain minimum guarantees that extend beyond one year. The Company recognizes revenue for fixed fee distribution contracts on a monthly basis based on minimum monthly fees by calculating one twelfth of annual license fees specified in its distribution contracts, or based on the pro-rata fees earned calculated on the license fees specified in the distribution contract. The transaction price allocated to remaining performance obligations within these fixed price or minimum guarantee distribution revenue contracts was $4.8 billion as of December 31, 2022 and is expected to be recognized through 2031.
The Company’s content licensing contracts and sports sublicensing deals are licenses of functional intellectual property. The transaction price allocated to remaining performance obligations on these contracts was $4.6 billion as of December 31, 2022 and is expected to be recognized through 2025.
The Company’s brand licensing contracts are licenses of symbolic intellectual property. The transaction price allocated to remaining performance obligations on these contracts was $2.3 billion as of December 31, 2022 and is expected to be recognized through 2043.
The Company’s advertising contracts are principally generated from the sale of advertising campaigns comprised of multiple commercial units. In contracts with guaranteed impressions, we have identified the overall advertising campaign as the performance obligation to be satisfied over time, and impressions delivered against the satisfaction of our guarantee as the measure of progress. Certain of these arrangements extend beyond one year. The transaction price allocated to remaining performance obligations on these long-term contracts was $646 million as of December 31, 2022 and is expected to be recognized through 2025.
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
NOTE 8. SALES OF RECEIVABLES
Revolving Receivables Program
Our bankruptcy-remote consolidated subsidiary held $3,468 million of pledged receivables as of December 31, 2022 in connection with the Company’s revolving receivables program. For the year ended December 31, 2022, the Company recognized $256 million in selling, general and administrative expense from the revolving receivables program in the consolidated statements of operations. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,366 million as of December 31, 2022.
The following table presents a summary of receivables sold (in millions).

Year Ended December 31, 2022
Gross receivables sold/cash proceeds received	$9,857
Collections reinvested under revolving agreement	(10,491)
Net cash proceeds received	$(634)
Net receivables sold	$9,797
Obligations recorded	$377

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the amounts transferred or pledged (in millions):

December 31, 2022
Gross receivables pledged as collateral	$3,468
Restricted cash pledged as collateral	$150
Balance sheet classification:
Receivables, net	$3,015
Prepaid expenses and other current assets	$150
Other noncurrent assets	$453
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangements was $477 million as of December 31, 2022. The impact to the consolidated statements of operations was immaterial for the year ended December 31, 2022.
NOTE 9. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized content costs are comprised of produced content grouped based on predominant monetization strategy: individually or as a group. Programming rights include content licensed from third parties, such as film, television, and sports rights. The table below presents the components of content rights (in millions).

	December 31, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$3,544	$—	$3,544
Completed and not released	507	—	507
In production	1,700	—	1,700
In development	95	—	95

Television production costs:
Released, less amortization	2,200	6,513	8,713
Completed and not released	939	310	1,249
In production	427	4,424	4,851
In development	30	15	45
Total theatrical film and television production costs	$9,442	$11,262	$20,704
Programming rights, less amortization			5,843
Game development costs, less amortization			650
Total film and television content rights and games			27,197
Less: Current content rights and prepaid license fees, net			(545)
Total noncurrent film and television content rights and games			$26,652

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Television production costs:
Released, less amortization	$9	$2,495	$2,504
In production	—	770	770
In development	—	17	17
Total television production costs	$9	$3,282	$3,291
Programming rights, less amortization			786
Total film and television content rights (a)			4,077
Less: Current content rights and prepaid license fees, net			(245)
Total noncurrent film and television content rights (a)			$3,832
(a) As of December 31, 2021, the Company had no theatrical film production or game development costs.
Content amortization consisted of the following (in millions).

	Year Ended December 31,
	2022	2021	2020
Predominately monetized individually	$5,175	$541	$55
Predominately monetized as a group	8,935	2,955	2,853
Total content amortization	$14,110	$3,496	$2,908
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. For the year ended December 31, 2022, total content impairments were $2,807 million, of which $2,756 million was due to the strategic realignment of content following the Merger and are reflected in restructuring. (See Note 6.) Content impairments of $5 million and $48 million for the years ending December 31, 2021 and December 31, 2020, respectively, were recorded as cost of revenues in the consolidated statements of operations. No content impairments were recorded as a component of restructuring for the years ended December 31, 2021 and 2020.
Additionally, there were $377 million of content development costs/write-offs, content contract terminations, and other content related charges for the year ended December 31, 2022 in connection with the strategic realignment of content following the Merger that are reflected in restructuring. (See Note 6.)
The table below presents the expected future amortization expense of the Company’s investment in film and television content and programming rights as of December 31, 2022 (in millions).

	Year Ending December 31,
	2023	2024	2025
Released investment in films and television content:
Monetized individually	$2,736	$1,700	$966
Monetized as a group	2,937	1,416	776
Programming rights	1,586	1,216	866

Completed and not released investment in films and television content:
Monetized individually	$1,235
Monetized as a group	58
At December 31, 2022, acquired film and television libraries are being amortized using straight-line or other accelerated amortization methods through 2033.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	December 31, 2022	December 31, 2021
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$313	$—
nC+	Other noncurrent assets	32%	135	151
Other	Other noncurrent assets		614	390
Total equity method investments			1,062	541

Total investments with readily determinable fair values	Other noncurrent assets (a)		28	120

Investments without readily determinable fair values	Other noncurrent assets (a)		498	496
Total investments			$1,588	$1,157
(a) Investments with readily determinable values include $40 million as of December 31, 2021 that were included in prepaid expense and other current assets. Investments without readily determinable fair values include $10 million as of December 31, 2022 that were included in prepaid expenses and other current assets.
Equity Method Investments
In connection with the Merger, the Company acquired $807 million of equity method investments. Impairment losses are recorded in loss from equity investees, net on the consolidated statements of operations. Impairment losses were not material for the years ended December 31, 2022, 2021 and 2020.
During the year ended December 31, 2022, the Company entered into an agreement with British Telecommunications Plc (“BT”) to form a 50:50 joint venture to create a new premium sports offering for the United Kingdom and Ireland. The Company has determined the joint venture is a VIE and accounts for its investment in the joint venture as an equity method investment. Additionally, the Company has a call option to obtain the remaining 50% equity interest in September 2024 and September 2026, at the then fair market value plus the expected earnings that BT would have received in the two years following the call option. As of December 31, 2022, the carrying value of the joint venture was $96 million.
As of December 31, 2022, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $744 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $720 million and $126 million as of December 31, 2022 and 2021, respectively. The Company’s portion of VIE operating results for the years ended December 31, 2022, 2021 and 2020 was not material and is included in loss from equity investees, net, on the consolidated statements of operations.
Investments with Readily Determinable Fair Value
The gains and losses related to the Company's investments with readily determinable fair values for the years ended December 31, 2022, 2021 and 2020 are summarized in the table below (in millions).

	Year Ended December 31,
	2022	2021	2020
Net (losses) gains recognized during the period on equity securities	$(78)	$9	$129
Less: Net gains recognized on equity securities sold	—	15	101
Unrealized (losses) gains recognized during reporting period on equity securities still held at the reporting date	$(78)	$(6)	$28

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Investments Without Readily Determinable Fair Values Assessed Under the Measurement Alternative
During 2022, the Company concluded that its other equity method investments without readily determinable fair values had decreased $142 million in fair value as a result of observable price changes in orderly transactions for the identical or similar investment of the same issuer. The decrease in fair value as a result of observable price change is recorded in other income (expense), net on the consolidated statements of operations. (See Note 18). As of December 31, 2022, the Company had recorded cumulative impairments of $229 million for its equity method investments without readily determinable fair values.
NOTE 11. DEBT
The table below presents the components of outstanding debt (in millions).

		December 31,
	Weighted-Average Interest Rate as of December 31, 2022	2022	2021
Term loans with maturities of 3 years or less	5.42%	$4,000	$—
Floating rate senior notes with maturities of 5 years or less	5.08%	500	—
Senior notes with maturities of 5 years or less	3.65%	12,759	4,314
Senior notes with maturities between 5 and 10 years	4.25%	10,373	4,128
Senior notes with maturities greater than 10 years	5.11%	21,644	6,745
Total debt		49,276	15,187
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(277)	(428)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		48,999	14,759
Current portion of debt		(365)	(339)
Noncurrent portion of debt		$48,634	$14,420
During the year ended December 31, 2022, in connection with the Merger, the Company assumed $41.5 billion of senior notes (at par value) and term loans.
During the year ended December 31, 2022, the Company repaid $6.0 billion of aggregate principal amount outstanding of its term loans prior to the due dates of October 2023 and April 2025 and repaid in full at maturity $327 million of aggregate principal amount outstanding of its 2.375% Euro Denominated Senior Notes due March 2022. In addition, the Company redeemed in full and prior to maturity all $192 million of aggregate principal amount outstanding of its 3.250% senior notes due in 2023 and all $796 million of aggregate principal amount outstanding of its 2.950% senior notes due 2023 (collectively the “2023 Notes”). The 2023 Notes were redeemed in December 2022 for an aggregate redemption price of $988 million, plus accrued interest.
For the year ended December 31, 2021, the Company redeemed in full and prior to maturity all $168 million of aggregate principal amount outstanding of 3.300% Senior Notes due May 2022 and $62 million of aggregate principal amount outstanding of its 3.500% Senior Notes due June 2022 (collectively, the “2022 Notes”). The 2022 Notes were redeemed in July 2021 for an aggregate redemption price of $235 million, plus accrued interest. In addition, the Company redeemed in full all $335 million of aggregate principal amount outstanding of its 4.375% Senior Notes due June 2021 (the “2021 Notes”). The 2021 Notes were redeemed in March 2021 for an aggregate redemption price of $339 million, plus accrued interest.
The redemptions during 2022 and 2021 resulted in an immaterial loss on extinguishment of debt.
As of December 31, 2022, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), DCL (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (to the extent it is not the primary obligor on such senior notes), except for $1.5 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks. Additionally, the term loans of WarnerMedia Holdings, Inc., made under the $10.0 billion term loan credit agreement (the “Term Loan Credit Agreement”), are fully and unconditionally guaranteed by the Company, Scripps Networks, and DCL.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Credit Facility and Commercial Paper Programs
In June 2021, DCL entered into a multicurrency revolving credit agreement (the “Revolving Credit Agreement”), replacing the existing $2.5 billion credit agreement, dated February 4, 2016, as amended, among DCL, the Company, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent. DCL has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Revolving Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. Obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement and Term Loan Credit Agreement (together, the “Credit Agreements”) include financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively. As of December 31, 2022, DCL and WarnerMedia Holdings, Inc. were in compliance with all covenants and there were no events of default under the Credit Agreements.
Long-term Debt Repayment Schedule
The following table presents a summary of scheduled debt and estimated interest payments, excluding the revolving credit facility and commercial paper borrowings, for the next five years based on the amount of the Company's debt outstanding as of December 31, 2022 (in millions).

	2023	2024	2025	2026	2027	Thereafter
Long-term debt repayments	$363	$4,267	$7,147	$789	$4,693	$32,017
Interest payments	$2,267	$2,183	$1,870	$1,730	$1,634	$25,853
NOTE 12. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, and other equipment. The Company’s leases were reflected in the Company’s consolidated balance sheets as follows (in millions).

		December 31,
		2022	2021
Operating Leases	Location on Balance Sheet
Operating lease right-of-use assets	Other noncurrent assets	$3,189	$535

Operating lease liabilities (current)	Accrued liabilities	$345	$62
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	2,990	567
Total operating lease liabilities		$3,335	$629

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$244	$249

Finance lease liabilities (current)	Accrued liabilities	$82	$58
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	186	197
Total finance lease liabilities		$268	$255

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2022	2021
Weighted average remaining lease term (in years):
Operating leases	12	12
Finance leases	5	5

Weighted average discount rate
Operating leases	4.13%	2.94%
Finance leases	3.23%	3.57%
The Company’s leases have remaining lease terms of up to 30 years, some of which include options to extend the leases for up to 10 years. Most leases are not cancellable prior to their expiration. In conjunction with the Merger, the Company acquired $2,493 million and $47 million of operating and finance lease right-of-use assets, respectively.
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2022	2021
Operating lease cost	$372	$103

Finance lease cost:
Amortization of right-of-use assets	$78	$61
Interest on lease liabilities	8	7
Total finance lease cost	$86	$68

Variable lease cost	$66	$7
Total lease cost	$524	$178

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(360)	$(107)
Operating cash flows from finance leases	$(15)	$(7)
Financing cash flows from finance leases	$(70)	$(65)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$490	$53
Finance leases	$39	$104

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
2023	$465	$82
2024	427	67
2025	367	49
2026	338	33
2027	318	25
Thereafter	2,389	26
Total lease payments	4,304	282
Less: Imputed interest	(969)	(14)
Total	$3,335	$268
As of December 31, 2022, the Company has additional leases that have not yet commenced with total minimum lease payments of approximately $474 million, primarily related to facility leases. The remaining leases will commence in fiscal year 2023, have lease terms of 3 to 17 years, and include options to extend the terms for up to 10 additional years.
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
The Company employs a variety of derivative financial instruments to manage its exposure to market risks primarily from changes in foreign currency exchange rates and interest rates. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
Cash Flow Hedges
The Company is exposed to foreign currency risk related to revenues, production rebates and production expenses. As such, we have entered into foreign exchange forward contracts designated as cash flow hedges to mitigate this risk. These cash flow hedges are carried at fair market value on the Company’s consolidated balance sheets. Hedge effectiveness is assessed using the spot method, with fair market value changes recorded in other comprehensive (loss) income until the hedged item affects earnings. Excluded components, including forward points, are included in current earnings.
The Company is exposed to foreign currency risk associated with its British Pound Sterling denominated debt. During 2022, the Company executed a fixed-to-fixed cross-currency swap to mitigate this risk.
The Company is exposed to interest rate risk associated with future issuances of debt and has unwound the forward starting swap derivatives designated as hedging instruments to mitigate this risk in 2022. The realized gain from these derivatives will remain in other comprehensive (loss) income until the debt is issued during the hedging window, which extends through 2025, and interest payments are made.
Net Investment Hedges
The Company is exposed to foreign currency risk associated with the net assets of non-USD functional entities and entered into fixed-to-fixed cross currency swaps to mitigate this risk. The Company is also exposed to foreign currency risk stemming from foreign denominated debt. In connection with the Merger, the Company acquired Euro denominated debt that was designated as the hedging instrument in a net investment hedge. Additionally, the Company de-designated its British Pound Sterling denominated debt that was previously designated as a net investment hedge. Subsequently, the Company executed the aforementioned fixed-to-fixed cross currency swap to mitigate the foreign currency exchange risk associated with this debt issuance.
No Hedging Designation
Prior to the Merger, the Company was exposed to interest rate risk associated with the expected issuance of debt related to the Merger. Prior to the Merger, the Company unwound all interest rate derivatives entered into during 2021 and entered into new treasury lock derivatives, which were subsequently unwound to mitigate this risk. The Company does not have any interest rate derivatives as of December 31, 2022.
As part of the Merger, the Company acquired deferred compensation plans that have risk related to the fair market value gains and losses on these investments and entered into total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Once production spend is completed, the aforementioned forward contracts designated as cash flow hedges for production rebates and production expenses are de-designated. After de-designation, gains and losses on these derivatives directly impact earnings in the same line as the hedged risk.
The following table summarizes the impact of derivative financial instruments on the Company's consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of December 31, 2022 and 2021. The fair value of the Company's derivative financial instruments at December 31, 2022 and 2021 was determined using a market-based approach (Level 2).

	December 31, 2022					December 31, 2021
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,382	$49	$35	$42	$25	$777	$14	$—	$2	$—
Cross-currency swaps	482	3	58	—	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	—	2,000	44	—	11	—
Net investment hedges: (a)
Cross-currency swaps	1,778	20	12	—	73	3,512	54	61	20	76
No hedging designation:
Foreign exchange	976	5	1	3	96	1,020	—	—	34	66
Cross-currency swaps	139	3	—	—	3	139	3	—	—	5
Interest rate swaps	—	—	—	—	—	15,000	126	28	9	5
Total return swaps	291	—	—	13	—	—	—	—	—	—
Total		$80	$106	$58	$197		$241	$89	$76	$152
(a) Excludes €164 million of euro-denominated notes ($174 million equivalent at December 31, 2022) designated as net investment hedges and £400 million of sterling notes designated as a net investment hedges at December 31, 2021 (dedesignated in 2022). (See Note 11.)
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Year Ended December 31,
	2022	2021	2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$7	$57	$14
Interest rate - derivative adjustments	—	112	(124)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - advertising revenue	1	1	1
Foreign exchange - distribution revenue	(1)	4	30
Foreign exchange - costs of revenues	25	—	2
Interest rate - interest expense, net	(2)	(2)	1
Foreign exchange - other income (expense), net	—	30	—
If current fair values of designated cash flow hedges as of December 31, 2022 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 33 years.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive (loss) income (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	Amount of gain (loss) recognized in AOCI			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2022	2021	2020		2022	2021	2020
Cross currency swaps	$46	$114	$(61)	Interest expense, net	$33	$42	$43
Foreign exchange contracts	—	5	(2)	Other income (expense), net	—	—	—
Euro denominated notes (foreign denominated debt)	4	—	—	N/A	—	—	—
Sterling notes (foreign denominated debt)	112	6	(20)	N/A	—	—	—
Total	$162	$125	$(83)		$33	$42	$43
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other income (expense), net and selling, general and administrative costs in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2022	2021	2020
Interest rate swaps	$512	$(2)	$—
Cross-currency swaps	—	8	(10)
Foreign exchange derivatives	(37)	(39)	32
Equity	—	—	7
Total in other income (expense), net	$475	$(33)	$29
Total return swaps (Selling, general and administrative expense)	5	—	—
Total	$480	$(33)	$29
NOTE 14. FAIR VALUE MEASUREMENTS
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$50	$—	$50
Equity securities:
Money market funds	Cash and cash equivalents	20	—	—	20
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	243	—	—	243
Company-owned life insurance contracts	Other noncurrent assets	—	94	—	94
Time deposits	Other noncurrent assets	—	8	—	8
Total		$277	$153	$—	$430
Liabilities
Deferred compensation plan	Accrued liabilities	$73	$—	$—	$73
Deferred compensation plan	Other noncurrent liabilities	590	—	—	590
Total		$663	$—	$—	$663

		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$426	$—	$426
Equity securities:
Money market funds	Cash and cash equivalents	425	—	—	425
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	215	—	—	215
Company-owned life insurance contracts	Other noncurrent assets	—	32	—	32
Total		$652	$459	$—	$1,111
Liabilities
Deferred compensation plan	Accrued liabilities	$21	$—	$—	$21
Deferred compensation plan	Other noncurrent liabilities	238	—	—	238
Total		$259	$—	$—	$259
Equity securities include money market funds, time deposits, investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans, and company-owned life insurance contracts. (See Note 17.) The fair value of Level 1 equity securities was determined by reference to the quoted market price per share in active markets multiplied by the number of shares held without consideration of transaction costs. The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Changes in the fair value of the investments are recorded in other (expense) income, net and changes in the deferred compensation liability are recorded in selling, general and administrative expense. Company-owned life insurance contracts are recorded at their cash surrender value, which approximates fair value (Level 2).

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of December 31, 2022 and 2021. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $38.0 billion and $17.2 billion as of December 31, 2022 and 2021, respectively.
The Company’s derivative financial instruments are discussed in Note 13, its investments with readily determinable fair value are discussed in Note 10, and the obligation for its revolving receivable program is discussed in Note 8.
NOTE 15. SHARE-BASED COMPENSATION
The Company has various incentive plans under which PRSUs, RSUs, stock options, and SARs have been issued. In connection with the Merger, AT&T RSUs subject to time or performance based vesting and restricted stock held by WM employees were replaced with WBD RSUs granted on comparable terms (other than any performance based vesting requirements) upon the closing of the Merger, increasing RSU expense, grants and unrecognized compensation expense for the year ended December 31, 2022 compared to the years ended December 31, 2021 and 2020. As of December 31, 2022, the Company has reserved a total of 237 million shares of its common stock for future exercises, vesting, and grants of stock options, stock-settled SARs, PRSUs, and RSUs. Upon exercise or vesting of stock awards, the Company issues new shares from its existing authorized but unissued shares. As of December 31, 2022, there were 173 million shares of common stock in reserves that were available for future issuance under the incentive plans.
Share-Based Compensation Expense
The table below presents the components of share-based compensation expense (in millions).

	Year Ended December 31,
	2022	2021	2020
PRSUs	$2	$10	$8
RSUs	337	110	76
Stock options	71	58	30
SARs	2	—	(4)
Total share-based compensation expense	$412	$178	$110
Tax benefit recognized	$79	$29	$18
Liability-classified share-based compensation awards include certain PRSUs and SARs. The Company recorded total liabilities for cash-settled and other liability-classified share-based compensation awards of $6 million and $22 million as of December 31, 2022 and 2021, respectively. The current portion of the liability for cash-settled and other liability-classified awards was $4 million and $17 million as of December 31, 2022 and 2021, respectively.
Share-Based Award Activity
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2021	0.9	$34.84	0.0	$20
Granted	0.4	$28.11
Converted	(0.6)	$32.42		$16
Outstanding as of December 31, 2022	0.7	$32.80	0.0	$6
Vested and expected to vest as of December 31, 2022	0.7	$32.80	0.0	$6
Convertible as of December 31, 2022	0.2	$41.36	0.0	$2
As of December 31, 2022, there was no unrecognized compensation cost related to PRSUs.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2021	8.1	$35.56	2.3	$192
Granted	33.5	$23.51
Vested	(7.0)	$29.31		$139
Forfeited	(3.4)	$25.25
Outstanding as of December 31, 2022	31.2	$25.14	2.3	$296
Vested and expected to vest as of December 31, 2022	31.2	$25.14	2.3	$296
As of December 31, 2022, there was $498 million of unrecognized compensation cost related to RSUs, of which $36 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.9 years, and cash settled RSUs are expected to be recognized over a weighted-average period of 2.5 years.
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	30.4	$34.93	5.0	$0.4
Granted	0.3	$32.90
Forfeited	(0.2)	$30.46
Outstanding as of December 31, 2022	30.5	$34.95	4.0	$—
Vested and expected to vest as of December 31, 2022	30.5	$34.95	4.0	$—
Exercisable as of December 31, 2022	12.0	$29.87	2.6	$—
The Company received cash payments from the exercise of stock options totaling $1 million, $159 million, and $8 million during 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $158 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.3 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2022, 2021 and 2020 were as follows.

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.46%	1.03%	0.89%
Expected term (years)	5.0	5.9	5.0
Expected volatility	42.15%	42.45%	31.86%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during 2022, 2021 and 2020 was $9.60, $14.08 and $7.57, respectively, per option. The total intrinsic value of options exercised during 2022, 2021 and 2020 was $0 million, $145 million and $3 million, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SARs
The table below presents SAR award activity (in millions, except years and weighted-average grant price).

	SARs	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	0.9	$22.46	0.1	$1
Settled	(0.9)	$22.37		$3
Outstanding as of December 31, 2022	—	$—	0.0	$—
Employee Stock Purchase Plan
The ESPP enables eligible employees to purchase shares of WBD common stock through payroll deductions or other permitted means. Unless otherwise determined by the Company’s Compensation Committee, the purchase price for shares offered under the ESPP is 85% of the closing price of WBD common stock on the purchase date. The Company’s board of directors has authorized 8 million shares of WBD common stock to be issued under the ESPP. During the years ended December 31, 2022, 2021 and 2020 the Company issued 526 thousand, 203 thousand and 254 thousand shares under the ESPP, respectively, and received cash totaling $7 million, $6 million and $5 million, respectively.
NOTE 16. INCOME TAXES
The income tax balances as of December 31, 2022 are inclusive of the WM Business as a result of the Merger.
The domestic and foreign components of (loss) income before income taxes were as follows (in millions).

	Year Ended December 31,
	2022	2021	2020
Domestic	$(8,747)	$1,598	$1,916
Foreign	(213)	(165)	(188)
(Loss) income before income taxes	$(8,960)	$1,433	$1,728
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$629	$451	$422
State and local	143	130	12
Foreign	407	166	125
	1,179	747	559
Deferred:
Federal	(2,367)	(250)	(14)
State and local	(418)	6	(24)
Foreign	(57)	(267)	(148)
	(2,842)	(511)	(186)
Income tax (benefit) expense	$(1,663)	$236	$373

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles the Company's effective income tax rates to the U.S. federal statutory income tax rates.

	Year Ended December 31,
	2022		2021		2020
Pre-tax income at U.S. federal statutory income tax rate	$(1,881)	21%	$301	21%	$363	21%
State and local income taxes, net of federal tax benefit	(218)	3%	108	7%	(10)	—%
Effect of foreign operations	246	(3)%	25	2%	58	3%
Preferred stock conversion premium charge	166	(2)%	—	—%	—	—%
UK Finance Act legislative change	—	—%	(155)	(11)%	(51)	(3)%
Noncontrolling interest adjustment	(17)	—%	(40)	(3)%	(29)	(2)%
Impairment of goodwill	—	—%	—	—%	25	2%
Deferred tax adjustment	—	—%	—	—%	(22)	(1)%
Other, net	41	—%	(3)	—%	39	2%
Income tax (benefit) expense	$(1,663)	19%	$236	16%	$373	22%
Income tax (benefit) expense was $(1,663) million and $236 million, and the Company’s effective tax rate was 19% and 16% for 2022 and 2021, respectively. The decrease in the tax expense for the year ended December 31, 2022, was primarily attributable to a decrease in pre-tax book income, partially offset by an unfavorable tax adjustment related to the 2022 preferred stock conversion transaction expense that was not deductible for tax purposes (see Note 3), as well as the effect of foreign operations, including taxation and allocation of income and losses across multiple foreign jurisdictions. The decrease for the year ended December 31, 2022 was further offset by a deferred tax benefit of $155 million recorded in the year ended December 31, 2021 resulting from the UK Finance Act 2021 enacted in June 2021.
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
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2022	2021
Deferred income tax assets:
Accounts receivable	$(78)	$8
Tax attribute carry-forward	2,557	445
Accrued liabilities and other	1,274	548
Total deferred income tax assets	3,753	1,001
Valuation allowance	(1,849)	(305)
Net deferred income tax assets	1,904	696
Deferred income tax liabilities:
Intangible assets	(9,509)	(395)
Content rights	(1,389)	(138)
Equity method and other investments in partnerships	(522)	(413)
Noncurrent portion of debt	(6)	(87)
Other	(803)	(133)
Total deferred income tax liabilities	(12,229)	(1,166)
Net deferred income tax liabilities	$(10,325)	$(470)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, the tax attribute carry-forward balance includes $1,105 million of net operating loss deferred tax assets established in Luxembourg during the year. Prior to 2022, the Company concluded that the likelihood of utilizing these net operating losses was remote and the deferred tax assets associated with these operating losses were worthless, leading to no deferred tax assets established for these net operating losses. However, as a result of recent changes in the company’s global tax profile upon the Merger, the Company believes the likelihood that these net operating losses would be utilized is no longer remote and has established deferred tax assets of $1,105 million during the year ended December 31, 2022 for the cumulative balance of these net operating losses. The Company also recorded a full valuation allowance of $1,105 million to offset the associated deferred tax assets after weighing all available evidence for realizability.
The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2022	2021
Noncurrent deferred income tax assets (included within other noncurrent assets)	$689	$755
Deferred income tax liabilities	(11,014)	(1,225)
Net deferred income tax liabilities	$(10,325)	$(470)
The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal	State	Foreign
Loss carry-forwards	$129	$1,194	$7,842
Deferred tax asset related to loss carry-forwards	27	61	1,948
Valuation allowance against loss carry-forwards	(6)	(58)	(1,477)
Earliest expiration date of loss carry-forwards	2028	2023	2023
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$420	$348	$375
Additions based on tax positions related to the current year	302	68	31
Additions for tax positions of prior years	35	64	4
Additions for tax positions acquired in business combinations	1,353	—	—
Reductions for tax positions of prior years	(114)	(27)	(5)
Settlements	(20)	(5)	(9)
Reductions due to lapse of statutes of limitations	(34)	(25)	(51)
Changes due to foreign currency exchange rates	(13)	(3)	3
Ending balance	$1,929	$420	$348
On April 8, 2022, the Company completed its Merger with the WM Business. In connection with the Merger, the Company entered into a tax matters agreement (“TMA”) with AT&T. Pursuant to the TMA, the Company is responsible for tax liabilities of the WM Business related to the periods prior to AT&T's ownership of the WM Business (June 14, 2018), and AT&T is responsible for tax liabilities of the WM Business related to the period for which they owned the WM Business (June 15, 2018 through April 8, 2022). The Company is indemnified by AT&T for any tax liabilities of the WM Business arising for the period June 15, 2018 through April 8, 2022. As of December 31, 2022, the Company has recorded reserves for uncertain tax positions and the associated interest and penalties payable related to the WM Business of $1,353 million and $322 million, respectively, through purchase accounting. Indemnification receivables of $388 million were also recorded through purchase accounting during the year ended December 31, 2022.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
With respect to uncertain tax positions related to jurisdictions that have joint and several liability among members of the AT&T tax filing group during the AT&T ownership period, the Company recognizes only the amount they expect to pay to the taxing authorities after considering the TMA with AT&T and AT&T’s ability to settle any disputed positions with the taxing authorities. As of December 31, 2022, the Company has not recorded any liabilities for uncertain tax positions or indemnification receivables related to matters that were attributable to jurisdictions that have joint and several liability among members of the AT&T filing group since AT&T was determined to be the primary obligor.
The balances as of December 31, 2022, 2021 and 2020 included $1,929 million, $420 million, and $348 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions. The increase in the reserve for unrecognized tax benefits for the year ended December 31, 2022 was primarily attributable to the Merger.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for its 2011 to 2019 consolidated federal income tax returns. It is difficult to predict the final outcome or timing of resolution of any particular tax matter. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2008. Adjustments that arose from the completion of audits for certain tax years have been included in the change in uncertain tax positions in the table above.
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $316 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations, or regulatory developments.
As of December 31, 2022, 2021 and 2020, the Company had accrued approximately $413 million, $60 million, and $53 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The increase in the accrual for interest and penalties payable at December 31, 2022 is primarily attributable to the Merger. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds were to be needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
In August 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which, among other changes, created a new corporate alternative minimum tax (“CAMT”) of 15% for corporations whose average annual adjusted financial statement income for any consecutive 3 tax year periods ending after December 31, 2021, and preceding the tax year exceeds $1 billion, and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations. The effective date of these provisions was January 1, 2023. The Company will continue to monitor for additional IRA guidance to determine whether there is a material impact to the Company’s financial statements.
NOTE 17. RETIREMENT SAVINGS PLANS
The Company has defined contribution, defined benefit, and other savings plans for the benefit of its employees that meet eligibility requirements.
Defined Contribution Plans
Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions, including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $188 million, $50 million, and $47 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s contributions were recorded in cost of revenues and selling, general and administrative expense on the consolidated statements of operations.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Executive Deferred Compensation Plans
The Company has deferred compensation plans through which certain senior-level employees may elect to defer a portion of their eligible compensation. Distributions from the deferred compensation plans are generally made following separation from service or other events as specified in the plan. While these plans are unfunded, the Company has established separate rabbi trusts used to provide for certain of these benefits. The accounts of the separate rabbi trusts are included in the Company’s consolidated financial statements. The investments are included in prepaid expenses and other current assets and other noncurrent assets on the consolidated balance sheets. The deferred compensation obligation is included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are included as a component of other income (expense), net, on the consolidated statements of operations. Changes in the fair value of the deferred compensation obligation are recorded in earnings as a component of selling, general and administrative expenses on the consolidated statements of operations. (See Note 14 and Note 18.)
Multiemployer Benefit Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to it, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. We are listed as providing more than 5% of total contributions to the Motion Picture Industry Pension Plan (the “MPI Plan”) and the Directors Guild of America Producer Pension Plan (the “DGA Plan”). The DGA Plan was funded at 90.7% for the most recent available plan year. The MPI Plan and the Screen Actors Guild – Producers Pension Plan were funded at 68.9% and 74.7%, respectively, for the most recent available plan year, but neither of these plans was considered to be in endangered, critical, or critical and declining status in the most recent plan year. Total contributions made by us to multiemployer pension plans for the year ended December 31, 2022 were $112 million. Our share of contributions to plans whose zone status is below green is not material. Since these plans were acquired as part of the Merger, there were no contributions for the years ended December 31, 2021 and 2020.
We also contribute to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants. Total contributions made by us to these other multiemployer benefit plans for the year ended December 31, 2022 were $182 million.
Defined Benefit Plans
The Company has defined benefit pension plans that cover certain U.S. based employees (the “U.S. Pension Plans”) and a non-qualified unfunded Supplemental Executive Retirement Plan (“SERP”) that provides defined pension benefits to eligible executives.
Under the existing Scripps Networks Interactive pension plan, no additional service benefits have been earned by participants since December 31, 2009, and the amount of eligible compensation that is used to calculate a plan participant’s pension benefit includes compensation earned by the employee through December 31, 2019, after which time all plan participants have a frozen pension benefit.
In connection with the Merger, the Company assumed four U.S. nonqualified pension plans that are noncontributory and unfunded and several non-U.S. pension plans. The acquired U.S. pension plans consist of the Time Warner Excess Benefit Plan (the “Excess plan”), the Retirement Accumulation Plan (“RAP”), the Supplemental Executive Retirement Plan (“SERP”) and the Wealth Accumulation Plan (“WAP”). The acquired U.S. pension plans were closed to new entrants during 2010. The Excess plan and RAP are both frozen to new benefit accruals. SERP and WAP only have retirees remaining. The pension formula for the Excess plan captured pay above compensation limits or benefit limits. RAP is a cash balance type formula and now provides only interest credits.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also holds net assets and net liabilities on behalf of other U.S. and non-U.S. pension plans. The plan provisions vary by plan and by country. Some of these plans are unfunded and all are noncontributory. Assets are recorded in other noncurrent assets, and liabilities are recorded in accrued liabilities and other noncurrent liabilities on the consolidated balance sheets.
Discount rates, long-term rate of return on plan assets, increases in compensation levels, and mortality rates are key assumptions used in determining the benefit obligation. The table below describes how the assumptions are determined.

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

Increase in compensation levels	Based on past experience and the near-term outlook.
Mortality	Various mortality tables adjusted and projected using mortality improvement rates.
Net Periodic Pension Cost
Expense recognized in relation to the Pension Plans and SERP is based upon actuarial valuations. Inherent in those valuations are key assumptions, including discount rates and, where applicable, expected returns on assets. The service cost component of net periodic pension cost is recorded in operating expenses on the consolidated statements of operations, while the remaining components are recorded in other income (expense), net. Net periodic pension cost was not material for the years ended December 31, 2022, 2021 and 2020.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status
The following tables present information about plan assets and obligations of the Pension Plan and SERP based upon a valuation as of December 31, 2022 and 2021, respectively (in millions).

	Year Ended December 31, 2022
	Pension Plan	SERP
Accumulated benefit obligation	$746	$16
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$82	$22
Amounts assumed upon acquisition (See Note 4)	907	1
Service cost	2	—
Interest cost	21	—
Benefits paid	(35)	(1)
Actuarial gains	(225)	(6)
Settlement charges	(6)	—
Projected benefit obligation at end of year	746	16
Plan assets:
Fair value at beginning of year	63	—
Amounts assumed upon acquisition (See Note 4)	756	—
Actual return on plan assets	(268)	—
Company contributions	23	1
Benefits paid	(35)	(1)
Settlement charges	(6)	—
Fair value at end of year	533	—
Under funded status	$(213)	$(16)
Amounts recognized as assets and liabilities on the consolidated balance sheets:
Other noncurrent assets	$92	$—
Accrued liabilities	(27)	(2)
Other noncurrent liabilities	(278)	(14)
Total	$(213)	$(16)
Amounts recognized in accumulated other comprehensive (gain) loss consist of:
Net loss (gain)	$97	$(3)
The weighted average assumptions used to determine benefit obligations were as follows.

	December 31, 2022
	Pension	SERP
Discount rate	4.70%	5.03%
Rate of compensation increases	3.11%	—%

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Pension Plan	SERP
Accumulated benefit obligation	$82	$22
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$94	$25
Interest cost	2	1
Benefits paid	(1)	—
Actuarial gains	(3)	(1)
Settlement charges	(10)	(3)
Projected benefit obligation at end of year	82	22
Plan assets:
Fair value at beginning of year	70	—
Actual return on plan assets	1	—
Company contributions	3	3
Benefits paid	(1)	—
Settlement charges	(10)	(3)
Fair value at end of year	63	—
Under funded status	$(19)	$(22)
Amounts recognized as assets and liabilities on the consolidated balance sheets:
Accrued liabilities	$—	$(2)
Other noncurrent liabilities	(19)	(20)
Total	$(19)	$(22)
Amounts recognized in accumulated other comprehensive (gain) loss consist of:
Net loss	$14	$4
The weighted average assumptions used to determine benefit obligations were as follows.

	December 31, 2021
	Pension	SERP
Discount rate	2.42%	2.13%
Rate of compensation increases (a)	N/A	N/A
(a) The Scripps Networks Interactive pension plan reached their scheduled freeze date on December 31, 2019.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets
The Company's investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the pension plans. There are no restrictions on the types of investments held in the pension plans, which are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class levels by assigning return targets and evaluating performance against these targets. The following table presents the pension plans asset allocations by asset category (in millions).

	December 31, 2022
Investment Type	Target	Actual
Equity securities	12%	13%
Fixed income securities	75%	74%
Multi-asset credit fund	5%	4%
Real assets	4%	4%
Hedge funds	2%	4%
Cash	2%	1%
Total	100%	100%
Fair Value Measurements
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 14 for a discussion of the fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value (in millions).

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Equity securities	$69	$34	$35	$—
Fixed income securities	532	14	446	72
Multi-asset credit fund	21	—	21	—
Cash	5	5	—	—
Total plan assets measured at fair value	$627	$53	$502	$72
Assets held at net asset value practical expedient
Real assets	$22
Hedge funds	20
Total assets held at net asset value practical expedient	$42
Liabilities:
Derivatives	(136)	—	(136)	—
Total plan assets	$533
The table below sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ended December 31, 2022 (in millions).

Fixed income funds
Fair value at beginning of year	$98
Unrealized losses	(26)
Balance at end of year	$72

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Equity Securities	$48	$48	$—	$—
Fixed income securities	12	12	—	—
Cash	3	3	—	—
Total plan assets measured at fair value	$63	$63	$—	$—
Estimated Benefit Payments
The following table presents the estimated future benefit payments expected to be paid out for the defined benefits plans over the next ten years (in millions).

	Pension Plan	SERP
2023	$46	$2
2024	44	2
2025	46	2
2026	45	2
2027	46	2
Thereafter	238	4
NOTE 18. SUPPLEMENTAL DISCLOSURES
Property and equipment
Property and equipment consisted of the following (in millions).

		December 31,
	Useful Lives	2022	2021
Equipment, furniture, fixtures and other (a)	3 - 5 years	$1,682	$1,139
Capitalized software costs	2 - 5 years	1,855	904
Land, buildings and leasehold improvements (b)	15- 39 years	3,251	481
Property and equipment, at cost		6,788	2,524
Accumulated depreciation		(2,055)	(1,329)
		4,733	1,195
Assets under construction		568	141
Property and equipment, net		$5,301	$1,336

(a) Property and equipment includes assets acquired under finance lease arrangements. Assets acquired under finance lease arrangements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. (See Note 12.)

(b) Land has an indefinite life and is not depreciated. Leasehold improvements generally have an estimated useful life equal to the lease term.
Capitalized software costs are for internal use. The net book value of capitalized software costs was $949 million and $371 million as of December 31, 2022 and 2021, respectively.
Depreciation expense for property and equipment totaled $957 million, $311 million and $267 million for the years ended December 31, 2022, 2021 and 2020, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in millions).

	December 31,
	2022	2021
Production receivables	$1,231	$—
Other current assets	2,657	913
Total prepaid expenses and other current assets	$3,888	$913
Accrued liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2022	2021
Accrued participation and residuals	$2,986	$—
Accrued production and content rights payable	3,153	776
Accrued payroll and related benefits	2,292	533
Other accrued liabilities	3,073	921
Total accrued liabilities	$11,504	$2,230
Other income (expense), net
Other income (expense), net, consisted of the following (in millions).

	Year Ended December 31,
	2022	2021	2020
Foreign currency (losses) gains, net	$(150)	$93	$(115)
Gains (losses) on derivative instruments, net	475	(33)	29
Gain on sale of investment with readily determinable fair value	—	15	101
Change in the value of investments with readily determinable fair value	(105)	(6)	28
Change in the value of equity investments without readily determinable fair value	(142)	(13)	—
Gain on sale of equity method investments	195	4	2
Loss on extinguishment of debt	—	(10)	(76)
Other income (expense), net	74	22	(3)
Total other income (expense), net	$347	$72	$(34)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
Cash paid for taxes, net	$1,027	$643	$641
Cash paid for interest	1,539	664	673
Non-cash investing and financing activities:
Equity issued for the acquisition of WarnerMedia	42,309	—	—
Receivable from sale of fuboTV Inc. shares	—	—	124
Non-cash consideration related to the sale of The CW Network	126	—	—
Accrued consideration for the joint venture with BT	90	—	—
Accrued purchases of property and equipment	66	34	48
Assets acquired under finance lease and other arrangements	53	134	91
Equity exchange with Harpo for step acquisition of OWN	—	—	59
Cash, Cash Equivalents, and Restricted Cash

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$3,731	$3,905
Restricted cash - other current assets (a)	199	—
Total cash, cash equivalents, and restricted cash	$3,930	$3,905

(a) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 8 and Note 13).
Assets Held for Sale
As of December 31, 2022, the Company classified its Ranch Lot and Knoxville office building and land as assets held for sale. The Company reclassified $209 million to prepaid expenses and other current assets on the consolidated balance sheet at December 31, 2022 and stopped recording depreciation on the assets. An immaterial write-down to the estimated fair value, less costs to sell, was recorded during the year ended December 31, 2022, and is included in impairment and loss (gain) on disposition and disposal groups in the consolidated statements of operations.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Comprehensive (Loss) Income
The table below presents the tax effects related to each component of other comprehensive (loss) income and reclassifications made in the consolidated statements of operations (in millions).

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Currency translation adjustments:
Unrealized gains (losses):
Foreign currency	$(743)	$2	$(741)	$(404)	$17	$(387)	$357	$33	$390
Net investment hedges	145	(55)	90	105	(8)	97	(109)	11	(98)
Reclassifications:
Gain on disposition	(2)	—	(2)	—	—	—	—	—	—
Total currency translation adjustments	(600)	(53)	(653)	(299)	9	(290)	248	44	292
Derivative adjustments:
Unrealized gains (losses)	7	(3)	4	169	(35)	134	(110)	24	(86)
Reclassifications from other comprehensive income to net income	(23)	5	(18)	(33)	8	(25)	(34)	7	(27)
Total derivative adjustments	(16)	2	(14)	136	(27)	109	(144)	31	(113)
Pension plan and SERP liability:
Unrealized gains (losses)	(47)	21	(26)	3	(1)	2	(10)	2	(8)
Other comprehensive (loss) income adjustments	$(663)	$(30)	$(693)	$(160)	$(19)	$(179)	$94	$77	$171

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation	Derivative Adjustments	Pension Plan and SERP Liability	Accumulated Other Comprehensive Income (Loss)
December 31, 2019	$(847)	$32	$(7)	$(822)
Other comprehensive income (loss) before reclassifications	292	(86)	(8)	198
Reclassifications from accumulated other comprehensive loss to net income	—	(27)	—	(27)
Other comprehensive income (loss)	292	(113)	(8)	171
December 31, 2020	(555)	(81)	(15)	(651)
Other comprehensive income (loss) before reclassifications	(290)	134	2	(154)
Reclassifications from accumulated other comprehensive loss to net income	—	(25)	—	(25)
Other comprehensive income (loss)	(290)	109	2	(179)
December 31, 2021	(845)	28	(13)	(830)
Other comprehensive income (loss) before reclassifications	(651)	4	(26)	(673)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(18)	—	(20)
Other comprehensive income (loss)	(653)	(14)	(26)	(693)
December 31, 2022	$(1,498)	$14	$(39)	$(1,523)
NOTE 19. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests are presented outside of permanent equity on the Company’s consolidated balance sheets when the put right is outside of the Company's control. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive (loss) income. Such currency translation adjustments to redemption value are allocated to the Company’s stockholders only. Redeemable noncontrolling interest adjustments of carrying value to redemption value are reflected in retained earnings. The adjustment of carrying value to the redemption value that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to the Company’s stockholders in the calculation of earnings per share. (See Note 3.) The table below summarizes the Company's redeemable noncontrolling interests balances (in millions).

	December 31,
	2022	2021
Discovery Family	$173	$213
MotorTrend Group LLC (“MTG”)	112	114
Other	33	36
Total	$318	$363

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2022	2021	2020
Beginning balance	$363	$383	$442
Cash distributions to redeemable noncontrolling interests	(50)	(11)	(31)
Equity exchange with Harpo for step acquisition of OWN	—	—	(50)
Redemption of redeemable noncontrolling interest	—	(26)	—
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	6	53	12
Currency translation on redemption values	(5)	(5)	3
Retained earnings adjustments:
Adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	(16)	—
Adjustments of carrying value to redemption value (redemption value equals fair value)	4	(15)	7
Ending balance	$318	$363	$383
The significant arrangements for redeemable noncontrolling interests are described below:
Discovery Family
Hasbro Inc. (“Hasbro”) had the right to put the entirety of its remaining 40% interest in Discovery Family to the Company at any time during the one-year period beginning December 31, 2021, or in the event the Company’s performance obligation related to Discovery Family is not met. Embedded in the redeemable noncontrolling interest is also a Warner Bros. Discovery call right that is exercisable for one year after December 31, 2021. Neither the put nor call was exercised in 2022. In December 2022, Hasbro and WBD signed an amendment to the previous agreement extending the put-call election to the period January 31, 2025 to March 31, 2025. Upon the exercise of the put or call options, the price to be paid for the redeemable noncontrolling interest is a function of the then-current fair market value of the redeemable noncontrolling interest, to which certain discounts and redemption floor values may apply in specified situations depending upon the party exercising the put or call and the basis for the exercise of the put or call.
MTG
GoldenTree acquired a put right exercisable during 30-day windows beginning on each of March 25, 2021, September 25, 2022 and March 25, 2024, that requires the Company to either purchase all of GoldenTree's noncontrolling 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. In 2022, GoldenTree exercised its irrevocable put right and the Company is required to purchase GoldenTree’s 32.5% noncontrolling interest. The Company performed an analysis of the redemption value as of December 31, 2022, and both parties have begun the process of determining a fair market value based on their own appraisals. The Company does not expect this process, which is one of potentially several steps to agreeing to a redemption value, will be completed until later in 2023, a date that is not certain. Accordingly, there has been no change in the classification of MTG as mezzanine equity since the date of the put is not certain.
NOTE 20. NONCONTROLLING INTEREST
The Company has a controlling interest in the TV Food Network Partnership (the “Partnership”), which includes the Food Network and Cooking Channel. Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. During the fourth quarter of 2022, the Partnership agreement was extended and specifies a dissolution date of December 31, 2023. If the term of the Partnership is not extended prior to the dissolution date of December 31, 2023, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the noncontrolling owner are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership agreement, the noncontrolling owner cannot force a redemption outside of the Company’s control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company's consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation (“Liberty Broadband”) and their subsidiaries (collectively the “Liberty Group”). The Company’s board of directors includes Dr. John Malone, who is Chairman of the Board of Liberty Global and Liberty Broadband and beneficially owns approximately 30% and 48% of the aggregate voting power with respect to the election of directors of Liberty Global and Liberty Broadband, respectively. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2022	2021	2020
Revenues and service charges:
Liberty Group	$1,758	$671	$686
Equity method investees	464	253	223
Other	311	169	103
Total revenues and service charges	$2,533	$1,093	$1,012
Expenses	$406	$238	$244
Distributions to noncontrolling interests and redeemable noncontrolling interests	$300	$251	$254
The table below presents receivables due from and payables due to related parties (in millions).

	December 31,
	2022	2021
Receivables	$338	$172
Payables	$38	$23
In September 2022, the Company sold 75% of its interest in The CW Network to Nexstar, a related party, and recorded an immaterial gain not included in the table above. (See Note 4.)
NOTE 22. COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Commitments
In the normal course of business, the Company enters into various commitments, which primarily include programming and talent arrangements, operating and finance leases (see Note 12), arrangements to purchase various goods and services, long-term debt (see Note 11), pension funding and payments (see Note 17), and future funding commitments to equity method investees (see Note 10) (in millions).

Year Ending December 31,	Content	Other Purchase Obligations	Other Employee Obligations	Total
2023	$7,969	$1,597	$453	$10,019
2024	5,484	756	253	6,493
2025	3,966	352	112	4,430
2026	2,566	161	52	2,779
2027	2,448	90	20	2,558
Thereafter	7,299	91	9	7,399
Total	$29,732	$3,047	$899	$33,678

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Content purchase obligations include commitments and liabilities associated with third-party producers and sports associations for content that airs on our television networks and DTC services. Production and licensing contracts generally require the purchase of a specified number of episodes, payments during production or over the term of a license, and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. The commitments disclosed above exclude content liabilities recognized on the consolidated balance sheets.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding, and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. The commitments disclosed above exclude liabilities recognized on the consolidated balance sheets. Other purchase obligations also includes future funding commitments to equity method investees. Although the Company had funding commitments to equity method investees as of December 31, 2022, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 10.)
Other employee obligations are primarily related to employment agreements with creative talent for the WM broadcast networks.
Six Flags Guarantee
In connection with WM’s former investment in the Six Flags (as defined below) theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including annual payments made to the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate gross undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $544 million. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.
Six Flags Entertainment Corporation (formerly known as Six Flags, Inc. and Premier Parks Inc.) (“Six Flags”), which has the controlling interest in the Parks, has agreed, pursuant to a subordinated indemnity agreement (the “Subordinated Indemnity Agreement”), to guarantee the performance of the Guaranteed Obligations when due and to indemnify the Company, among others, if the Six Flags Guarantee is called upon. If Six Flags defaults on its indemnification obligations, the Company has the right to acquire control of the managing partner of the Parks. Six Flags’ obligations to the Company are further secured by its interest in all limited partnership units held by Six Flags.
Based the Company’s evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, it is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of December 31, 2022. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Contingencies
Other Contingent Commitments
Other contingent commitments primarily include contingent payments for post-production term advance obligations on certain co-financing arrangements, as well as operating lease commitment guarantees, letters of credit, bank guarantees, and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases, and other operational needs.
The Company's other contingent commitments at December 31, 2022 were $283 million, with $279 million estimated to be due in 2026. For other contingent commitments where payment obligations are outside our control, the timing of amounts represents the earliest period in which the payment could be requested. For the remaining other contingent commitments, the timing of the amounts presented represents when the maximum contingent commitment will expire but does not mean that we expect to incur an obligation to make any payments within that time period. In addition, these amounts do not reflect the effects of any indemnification rights we might possess.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Put Rights
The Company has granted put rights to certain consolidated subsidiaries, but the Company is unable to reasonably predict the ultimate amount or timing of any payment. (See Note 19.)
Legal Matters
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners or intellectual property. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's future consolidated financial position, future results of operations or cash flows.
Guarantees
There were no guarantees recorded under ASC 460 as of December 31, 2022 and 2021.
In the normal course of business, the Company may provide or receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2022 and 2021.
NOTE 23. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. In connection with the Merger, the Company reevaluated and changed its segment presentation and reportable segments during the quarter ended June 30, 2022. As of June 30, 2022, we classified our operations in three reportable segments: Studios, primarily consisting of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/DTC services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming; Networks, consisting primarily of our domestic and international television networks; and DTC, consisting primarily of our premium pay-TV and streaming services. Goodwill was reallocated to the new reporting units based on relative fair value. Prior periods have been recast to conform to the current period presentation.
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
The Company evaluates the operating performance of its operating segments based on financial measures such as revenues and Adjusted EBITDA. Adjusted EBITDA is defined as operating income excluding:
•employee share-based compensation;
•depreciation and amortization;
•restructuring and facility consolidation;
•certain impairment charges;
•gains and losses on business and asset dispositions;
•certain inter-segment eliminations;
•third-party transaction and integration costs;
•amortization of purchase accounting fair value step-up for content;
•amortization of capitalized interest for content; and
•other items impacting comparability.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.
The tables below present summarized financial information for each of the Company’s reportable segments and corporate, inter-segment eliminations, and other (in millions).
Revenues

	Year Ended December 31,
	2022	2021	2020
Studios	$9,731	$20	$12
Networks	19,348	11,311	10,439
DTC	7,274	860	220
Corporate	30	—	—
Inter-segment eliminations	(2,566)	—	—
Total revenues	$33,817	$12,191	$10,671
Adjusted EBITDA

	Year Ended December 31,
	2022	2021	2020
Studios	$1,772	$14	$1
Networks	8,725	5,533	5,101
DTC	(1,596)	(1,345)	(544)
Corporate	(1,200)	(385)	(362)
Inter-segment eliminations	17	—	—
Adjusted EBITDA	$7,718	$3,817	$4,196

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of Net Income (Loss) Available to Warner Bros. Discovery, Inc, to Adjusted EBITDA

	Year Ended December 31,
	2022	2021	2020
Net (loss) income available to Warner Bros. Discovery, Inc.	$(7,371)	$1,006	$1,219
Net income attributable to redeemable noncontrolling interests	6	53	12
Net income attributable to noncontrolling interests	68	138	124
Income tax (benefit) expense	(1,663)	236	373
(Loss) income before income taxes	(8,960)	1,433	1,728
Other (income) expense, net	(347)	(72)	34
Loss from equity investees, net	160	18	105
Interest expense, net	1,777	633	648
Operating (loss) income	(7,370)	2,012	2,515
Impairment and loss (gain) on disposition and disposal groups	117	(71)	126
Restructuring	3,757	32	91
Depreciation and amortization	7,193	1,582	1,359
Employee share-based compensation	410	167	99
Transaction and integration costs	1,195	95	6
Amortization of fair value step-up for content	2,416	—	—
Adjusted EBITDA	$7,718	$3,817	$4,196
Content Amortization and Impairment Expense

	Year Ended December 31,
	2022	2021	2020
Studios	$5,950	$—	$—
Networks	6,171	2,991	2,694
DTC	6,800	510	262
Corporate	(1)	—	—
Inter-segment eliminations	(1,951)	—	—
Total content amortization and impairment expense	$16,969	$3,501	$2,956
Content expense is generally a component of costs of revenue on the consolidated statements of operations (see Note 9.)
Revenues by Geography

	Year Ended December 31,
	2022	2021	2020
U.S.	$22,697	$7,728	$7,025
Non-U.S.	11,120	4,463	3,646
Total revenues	$33,817	$12,191	$10,671
Revenues are attributed to each country based on the customer or viewer location.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment by Geography

	December 31,
	2022	2021
U.S.	$3,785	$834
U.K.	1,002	164
Other non-U.S.	514	338
Total property and equipment, net	$5,301	$1,336

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2023 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16 Reports,” if applicable, and “Corporate Governance – Board Meetings and Committees – Audit Committee,” respectively, which are incorporated herein by reference.
Information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of Warner Bros. Discovery, Inc.” as permitted by General Instruction G(3) to Form 10-K.
We have adopted a Code of Ethics (the “Code”) that is applicable to all of our directors, officers and employees. Our board of directors approved an updated Code in January 2023 and reviews it regularly. A copy of the Code and any amendments or waivers that would be required to be disclosed under applicable SEC rules are available free of charge at our Investor Relations website at ir.wbd.com. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein. In addition, we will provide a printed copy of the Code, free of charge, upon written request to: Investor Relations, Warner Bros. Discovery, Inc., 230 Park Avenue South, New York, NY 10003.
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2023 Proxy Statement under the captions “Executive Compensation – Compensation Discussion and Analysis” and “Executive Compensation – Executive Compensation Tables,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2023 Proxy Statement under the captions “Executive Compensation – Compensation Discussion and Analysis – Other Compensation-Related Matters – Risk Considerations in our Compensation Programs,” “Corporate Governance – Director Compensation,” and “Corporate Governance – Board Meetings and Committees – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding the compensation committee report will be set forth in our 2023 Proxy Statement under the caption “Executive Compensation – Compensation Committee Report” which is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2023 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management – Principal Stockholders” and “Security Ownership of Certain Beneficial Owners and Management – Directors and Executive Officers,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2023 Proxy Statement under the captions “Corporate Governance – Transactions with Related Persons” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2023 Proxy Statement under the captions “Audit Matters – Audit Firm Fees and Services” and “Audit Matters – Audit Committee Pre-Approval Procedures,” which are incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following consolidated financial statements of Warner Bros. Discovery, Inc. are filed as part of Item 8 of this Annual Report on Form 10-K:
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions):

	Beginning of Year	Additions	Other (a)	Deductions	End of Year
2022
Allowance for credit losses(b)	$54	165	—	(96)	$123
Deferred tax valuation allowance(c)	$305	1,617	—	(73)	$1,849
2021
Allowance for credit losses	$59	21	—	(26)	$54
Deferred tax valuation allowance	$257	80	—	(32)	$305
2020
Allowance for credit losses	$54	30	(2)	(23)	$59
Deferred tax valuation allowance	$307	51	—	(101)	$257

(a) Amount relates to the impact of the adjustment recorded for adoption of ASU 2016-13.
(b) Increase in the allowance for credit losses is related to the acquisition of WM in the current year.
(c) Additions to the deferred tax valuation allowance include $343 million related to the acquisition of WM in the current year.
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

2.2	Letter agreement, dated as of July 1, 2021, by and between AT&T Inc. and Discovery, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on November 3, 2021 (SEC File No. 001-34177))

2.3	Letter agreement, dated as of July 7, 2021, by and between AT&T, Inc. and Discovery, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-Q filed on November 3, 2021 (SEC File No. 001-34177))

2.4
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 18, 2021, by and among Discovery, Inc., AT&T Inc., Magallanes, Inc. and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1.3 to the Registration Statement on Form S-4 filed on November 18, 2021 (SEC File No. 333-261188))

2.5
Letter Agreement, dated as of March 29, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.6
Amendment No. 2 to Agreement and Plan of Merger, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.7
Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.3 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.8
Separation and Distribution Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

2.9
Amendment to Separation and Distribution Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 2.4 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

3.1	Second Restated Certificate of Incorporation of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

3.2	Amended and Restated Bylaws of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.1	Description of Warner Bros. Discovery, Inc.'s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)

EXHIBITS INDEX
Exhibit No.	Description
4.2
Form of Series A Common Stock Certificate of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed on March 28, 2022 (SEC File No. 333-261188))

4.3
Amended and Restated Registration Rights Agreement, dated as of April 11, 2022, by and among Warner Bros. Discovery, Inc., Advance/Newhouse Partnership and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.6 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.4
Registration Rights Agreement, dated as of March 15, 2022, by and among WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.), J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.5 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.5
Counterpart to Registration Rights Agreement, dated as of April 8, 2022, by and between Warner Bros. Discovery, Inc., Discovery Communications, LLC and Scripps Networks Interactive, Inc. (incorporated by reference to Exhibit 4.6 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

4.6
Indenture, dated as of August 19, 2009, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177))****

4.7
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

4.8
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013 (SEC File No. 001-34177))

4.9
Sixth Supplemental Indenture, dated as of March 7, 2014, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as trustee and Evalon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on March 7, 2014 (SEC File No. 001-34177))

4.10
Seventh Supplemental Indenture, dated as of March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015 (SEC File No. 001-34177))

4.11
Eighth Supplemental Indenture, dated as of March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.12
Ninth Supplemental Indenture, dated as of March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

4.13
Tenth Supplemental Indenture, dated as of March 13, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 13, 2017 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description
4.14
Eleventh Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.15
Thirteenth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc., Elavon Financial Service DAC, UK Branch, as London Paying Agent, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.16
Fourteenth Supplemental Indenture, dated as of April 2, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.17
Sixteenth Supplemental Indenture, dated as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed November 9, 2018 (SEC File No. 001-34177))

4.18
Seventeenth Supplemental Indenture, dated as of May 21, 2019, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 21, 2019 (SEC File No. 001-34177))

4.19
Eighteenth Supplemental Indenture, dated as of May 18, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 18, 2020 (SEC File No. 001-34177))

4.20
Nineteenth Supplemental Indenture, dated as of September 21, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2020 (SEC File No. 001-34177))

4.21
Twentieth Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Magallanes, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.22
Twenty-First Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Magallanes, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.23
Indenture, dated as of March 15, 2022, by and among Magallanes, Inc., AT&T Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.24
First Supplemental Indenture, dated as of April 8, 2022, by and among Magallanes, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

10.1
Transition Services Agreement, dated as of April 8, 2022, by and between AT&T Services, Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) **

EXHIBITS INDEX
Exhibit No.	Description
10.2
Intellectual Property Matters Agreement, dated as of April 8, 2022, by and among AT&T Inc., AT&T Intellectual Property LLC and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) ** ***

10.3
Credit Agreement, dated as of June 9, 2021, among Discovery Communications, LLC, certain wholly-owned subsidiaries of Discovery Communications, LLC, Discovery, Inc., as Facility Guarantor, Scripps Networks Interactive, Inc., as subsidiary guarantor, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 10, 2021 (SEC File No. 001-34177))

10.4
Amendment No. 1 to Credit Agreement, dated as of July 30, 2021, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc., certain lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 3, 2021 (SEC File No. 001-34177))

10.5
Amendment No. 2 to Credit Agreement, dated as of August 2, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Scripps Networks Interactive, Inc., WarnerMedia Holdings, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

10.6
Joinder Agreement, dated as of April 8, 2022, by and between WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

10.7
Credit Agreement, dated as of June 4, 2021, by and among WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

10.8
Joinder Agreement, dated as of April 8, 2022, by and between Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), Discovery Communications, LLC, Scripps Networks Interactive, Inc. and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

10.9
Amendment No. 1 to Credit Agreement, dated as of August 2, 2022, by and among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A., as agent (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

10.10
Purchase and Sale Agreement, dated as of March 27, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

10.11
First Amendment and Joinder to Purchase and Sale Agreement, dated as of June 26, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

10.12
Second Amendment to Purchase and Sale Agreement, dated as of June 12, 2020, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

EXHIBITS INDEX
Exhibit No.	Description
10.13	Joinder Agreement, dated as of June 30, 2020, by WarnerMedia Direct, LLC (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

10.14	Joinder Agreement, dated as of July 5, 2022, by the various entities party thereto (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

10.15
Third Amendment to Purchase and Sale Agreement, dated as of June 10, 2021, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.13 to the Form 10-Q filed on August 5, 2022(SEC File No. 001-34177)) **

10.16
Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 30, 2022, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177)) **

10.17
Performance Guaranty, dated as of April 7, 2022, by Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177) **

10.18
Discovery, Inc. International Relocation Benefits, Long-Term Assignment Guidelines, effective January 1, 2022 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on February 24, 2022 (SEC File No. 34177))*

10.19	Discovery, Inc. Executive Benefit Summary (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on February 22, 2021 (SEC File No. 001-34177))*

10.20	Warner Bros. Discovery, Inc. Incentive Compensation Program (filed herewith)*

10.21	Warner Bros. Discovery Supplemental Retirement Plan amended and restated effective January 1, 2023 (filed herewith)*

10.22	Warner Bros. Discovery, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))*

10.23	Form of Warner Bros. Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))*

10.24
Form of Warner Bros. Discovery, Inc. Performance Equity Program Nonqualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))*

10.25	Form of Warner Bros. Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees (filed herewith)*

10.26	Form of Warner Bros. Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees (filed herewith)*

EXHIBITS INDEX
Exhibit No.	Description
10.27
Warner Bros. Discovery, Inc. 2013 Incentive Plan (as amended and restated effective May 10, 2018) (as further amended April 22, 2022) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461))*

10.28	Form of Discovery, Inc. Non-Qualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.29
Form of Letter from Discovery, Inc. dated December 15, 2021 amending certain Nonqualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.30
Form of Nonqualified Stock Option Grant Agreement for Employees updated as of January 1, 2022 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.31	Form of Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.32 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.32
Form of Letter from Discovery, Inc. dated December 15, 2021 amending certain Restricted Stock Unit Grant Agreements (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.33
Form of Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees updated as of January 1, 2022 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.34	Form of Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.35	Form of Restricted Stock Unit Award (Substitute WarnerMedia Award) for Employees of Warner Bros. Discovery, Inc. Outside of the United States (filed herewith)*

10.36	Summary of Non-Employee Director Compensation (filed herewith)*

10.37	Warner Bros. Discovery, Inc. 2005 Non-Employee Director Incentive Plan (as amended and restated effective May 20, 2015) (as further amended April 22, 2022 and December 14, 2022) (filed herewith)*

10.38	Warner Bros. Discovery, Inc. RSU Grant Agreement for Non-Employee Directors (filed herewith)*

10.39	Warner Bros. Discovery, Inc. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on December 16, 2022 (SEC File No. 001-34177))*

10.40
Warner Bros. Discovery, Inc. 2011 Employee Stock Purchase Plan (as amended April 22, 2022) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461))*

10.41
Amended and Restated Employment Agreement, dated July 16, 2018, between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.42
Amended and Restated Employment Agreement, dated as of May 16, 2021, by and between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.43	Form of David Zaslav Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

10.44
Letter amendment dated December 20, 2021, by and between David Zaslav and Discovery, Inc., amending the Amended and Restated Employment Agreement dated as of May 16, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 27, 2021 (SEC File No. 001-34177))*

10.45	Form of David Zaslav Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.46	Discovery, Inc. Performance Restricted Stock Unit Grant Agreement for David Zaslav dated March 1, 2021 (filed herewith)*

10.47
Discovery, Inc. Performance Restricted Stock Unit Grant Agreement for David Zaslav dated March 1, 2022 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on April 26, 2022 (SEC File No. 001-34177))*

10.48	Aircraft Time Sharing Agreement, dated as of January 4, 2014, by and between David Zaslav and Discovery Communications, LLC (filed herewith)*

10.49	Amendment to the Aircraft Time Sharing Agreement, dated as of August 1, 2018, by and between David Zaslav and Discovery Communications, LLC (filed herewith)*

10.50
Aircraft Time Sharing Agreement, dated as of August 1, 2022, by and between David Zaslav and Warner Media, LLC (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177))*

10.51
Employment Agreement, dated as of July 9, 2022, by and between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2022 (SEC File No. 001-34177))* **

10.52
Employment Agreement, dated as of July 11, 2022, by and between Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2022 (SEC File No. 001-34177))* **

10.53	Employment Agreement, dated as of July 13, 2022, by and between Gerhard Zeiler and Turner International, Inc. (filed herewith)*

10.54	Letter amendment to Employment Agreement, dated as of August 23, 2022, by and between Gerhard Zeiler and Turner International, Inc. (filed herewith)*

10.55
Employment Agreement, dated as of August 2, 2022, by and between JB Perrette and Discovery Communications, LLC (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.56
Employment Agreement, dated as of August 26, 2022, by and between David Leavy and Discovery Communications, LLC (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177))*

10.57
Employee Matters Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

10.58
First Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

10.59
Second Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) **

10.60
Tax Matters Agreement, dated as of May 17, 2021, between AT&T Inc., Magallanes, Inc. and Discovery, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

10.61	Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (filed herewith) **

21	List of Subsidiaries of Warner Bros. Discovery, Inc. (filed herewith)

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)†

EXHIBITS INDEX
Exhibit No.	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan, contract or arrangement.

**Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
***Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be supplementally provided to the SEC upon request.
****Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be supplementally provided to the SEC upon request.
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021, and 2020, and (vi) Notes to Consolidated Financial Statements.
ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: February 24, 2023	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2023
David M. Zaslav

/s/ Gunnar Wiedenfels	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Gunnar Wiedenfels

/s/ Lori C. Locke	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Lori C. Locke

/s/ Robert R. Bennett	Director	February 24, 2023
Robert R. Bennett

/s/ Li Haslett Chen	Director	February 24, 2023
Li Haslett Chen

/s/ Samuel A. Di Piazza, Jr.	Director	February 24, 2023
Samuel A. Di Piazza, Jr.

/s/ Richard W. Fisher	Director	February 24, 2023
Richard W. Fisher

/s/ Paul A. Gould	Director	February 24, 2023
Paul A. Gould

/s/ Debra L. Lee	Director	February 24, 2023
Debra L. Lee

/s/ Dr. John C. Malone	Director	February 24, 2023
Dr. John C. Malone

/s/ Fazal Merchant	Director	February 24, 2023
Fazal Merchant

/s/ Steven A. Miron	Director	February 24, 2023
Steven A. Miron

/s/ Steven O. Newhouse	Director	February 24, 2023
Steven O. Newhouse

/s/ Paula A. Price	Director	February 24, 2023
Paula A. Price

/s/ Geoffrey Y. Yang	Director	February 24, 2023
Geoffrey Y. Yang