Form 10-Q
period 2023-03-31
Warner Bros. Discovery, Inc.
filed 2023-05-05
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 21, 2023:

Series A Common Stock, par value $0.01 per share	2,436,107,460

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Distribution	$5,163	$1,352
Advertising	2,298	1,476
Content	2,954	323
Other	285	8
Total revenues	10,700	3,159
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	6,685	1,236
Selling, general and administrative	2,388	1,040
Depreciation and amortization	2,058	525
Restructuring	95	5
Impairments and loss on dispositions	31	—
Total costs and expenses	11,257	2,806
Operating (loss) income	(557)	353
Interest expense, net	(571)	(153)
Loss from equity investees, net	(37)	(14)
Other (expense) income, net	(73)	490
(Loss) income before income taxes	(1,238)	676
Income tax benefit (expense)	178	(201)
Net (loss) income	(1,060)	475
Net income attributable to noncontrolling interests	(8)	(16)
Net income attributable to redeemable noncontrolling interests	(1)	(3)
Net (loss) income available to Warner Bros. Discovery, Inc.	$(1,069)	$456
Net (loss) income per share allocated to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(0.44)	$0.69
Diluted	$(0.44)	$0.69
Weighted average shares outstanding:
Basic	2,432	591
Diluted	2,432	665

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(1,060)	$475
Other comprehensive (loss) income:
Currency translation
Change in net unrealized gains (losses)	426	(97)
Less: reclassification adjustment for net (gains) losses included in net income	—	(2)
Net change, net of income tax benefit (expense) of $(5) and $(14)	426	(99)
Pension plan and SERP liability, net of income tax benefit (expense) of $(3) and $—	(9)	—
Derivatives
Change in net unrealized gains (losses)	3	(12)
Less: reclassification adjustment for net (gains) losses included in net income	(2)	(6)
Net change, net of income tax benefit (expense) of $2 and $1	1	(18)
Comprehensive (loss) income	(642)	358
Comprehensive income attributable to noncontrolling interests	(8)	(16)
Comprehensive income attributable to redeemable noncontrolling interests	(1)	(3)
Comprehensive (loss) income attributable to Warner Bros. Discovery, Inc.	$(651)	$339

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,594	$3,731
Receivables, net	6,833	6,380
Prepaid expenses and other current assets	4,300	3,888
Total current assets	13,727	13,999
Film and television content rights and games	25,473	26,652
Property and equipment, net	5,325	5,301
Goodwill	34,658	34,438
Intangible assets, net	43,239	44,982
Other noncurrent assets	8,162	8,629
Total assets	$130,584	$134,001
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,123	$1,454
Accrued liabilities	10,158	11,504
Deferred revenues	1,603	1,694
Current portion of debt	3,496	365
Total current liabilities	16,380	15,017
Noncurrent portion of debt	45,434	48,634
Deferred income taxes	10,211	11,014
Other noncurrent liabilities	10,717	10,669
Total liabilities	82,742	85,334
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	309	318
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,666 and 2,660 shares issued; and 2,436 and 2,430 shares outstanding	27	27
Preferred stock: $0 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	54,685	54,630
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Retained earnings	1,133	2,205
Accumulated other comprehensive loss	(1,105)	(1,523)
Total Warner Bros. Discovery, Inc. stockholders’ equity	46,496	47,095
Noncontrolling interests	1,037	1,254
Total equity	47,533	48,349
Total liabilities and equity	$130,584	$134,001

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) income	$(1,060)	$475
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Content rights amortization and impairment	4,723	973
Depreciation and amortization	2,058	525
Deferred income taxes	(669)	(118)
Share-based compensation expense	111	60
Equity in losses of equity method investee companies and cash distributions	62	21
Gain from derivative instruments, net	(23)	(514)
Other, net	97	33
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(486)	(5)
Film and television content rights, games and payables, net	(4,051)	(993)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(1,652)	(124)
Foreign currency, prepaid expenses and other assets, net	259	(10)
Cash (used in) provided by operating activities	(631)	323
Investing Activities
Purchases of property and equipment	(299)	(85)
Investments in and advances to equity investments	(13)	(42)
Proceeds from derivative instruments, net	20	639
Other investing activities, net	35	17
Cash (used in) provided by investing activities	(257)	529
Financing Activities
Principal repayments of debt, including premiums to par value	(1,606)	(327)
Borrowings from debt, net of discount and issuance costs	1,500	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(237)	(224)
Borrowings under commercial paper program	932	—
Repayments under commercial paper program	(933)	—
Other financing activities, net	(88)	(36)
Cash used in financing activities	(432)	(587)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29	(5)
Net change in cash, cash equivalents, and restricted cash	(1,291)	260
Cash, cash equivalents, and restricted cash, beginning of period	3,930	3,905
Cash, cash equivalents, and restricted cash, end of period	$2,639	$4,165

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2022	2,660	$27	$54,630	$(8,244)	$2,205	$(1,523)	$47,095	$1,254	$48,349
Net loss available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(1,069)	—	(1,069)	8	(1,061)
Other comprehensive income	—	—	—	—	—	418	418	—	418
Share-based compensation	—	—	101	—	—	—	101	—	101
Tax settlements associated with share-based plans	—	—	(53)	—	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Issuance of stock in connection with share-based plans	6	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(3)	—	(3)	—	(3)
Other adjustments to stockholders' equity	—	—	(2)	—	—	—	(2)	—	(2)
March 31, 2023	2,666	$27	$54,685	$(8,244)	$1,133	$(1,105)	$46,496	$1,037	$47,533

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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery, Inc. (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”) is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, HBO Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
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
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered the Company’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Quarterly Report on Form 10-Q as the Company’s historical financial statements. Accordingly, the financial results of the Company as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current and future results will not be comparable to historical results.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities (“VIE”) for which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated entities have been eliminated.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in the 2022 Form 10-K.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting and Reporting Pronouncements Adopted
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board issued guidance updating the disclosure requirements for supplier finance program obligations. This guidance provides specific authoritative guidance for disclosure of supplier finance programs, including key terms of such programs, amounts outstanding, and where the obligations are presented in the statement of financial position. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods, except for the disclosure of roll forward information, which is effective for annual periods beginning after December 15, 2023. Certain components of this guidance must be applied retrospectively, while others may be applied prospectively. The Company adopted the guidance effective January 1, 2023 and has provided the required disclosures in Note 14.
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
The Merger required the consent of Advance/Newhouse Programming Partnership under Discovery's certificate of incorporation as the sole holder of the Series A-1 Preferred Stock. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it received an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock converted. The impact of the issuance of such additional shares of common stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger in the three months ended June 30, 2022.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the Company’s calculated earnings per share (in millions). Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(1,060)	$475
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	—	(49)
Net income attributable to noncontrolling interests	(8)	(16)
Net income attributable to redeemable noncontrolling interests	(1)	(3)
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted net (loss) income per share	$(1,069)	$407

Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	$—	$49
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for diluted net (loss) income per share	$(1,069)	$456

Denominator — weighted average:
Common shares outstanding — basic	2,432	591
Impact of assumed preferred stock conversion	—	71
Dilutive effect of share-based awards	—	3
Common shares outstanding — diluted	2,432	665

Basic net (loss) income per share allocated to common stockholders	$(0.44)	$0.69
Diluted net (loss) income per share allocated to common stockholders	$(0.44)	$0.69
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2023	2022
Anti-dilutive share-based awards	62	33
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
Preliminary Purchase Price Allocation
The Company applied the acquisition method of accounting to WM, whereby the excess of the fair value of the purchase price paid over the fair value of identifiable net assets acquired and liabilities assumed was allocated to goodwill. Goodwill reflects the assembled workforce of WM as well as revenue enhancements, cost savings and operating synergies that are expected to result from the Merger. The goodwill recorded as part of the Merger has been provisionally allocated to the Studios, Networks and DTC reportable segments in the amount of $9,129 million, $7,076 million and $5,683 million, respectively, and is not deductible for tax purposes.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The purchase price allocation is preliminary and subject to change. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the Closing Date becomes available during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur, and the Company will finalize its accounting for the Merger within one year of the Closing Date. The current period adjustments were $148 million, primarily related to taxes, and were recorded in other noncurrent assets, deferred income taxes and other noncurrent liabilities, with an offset to goodwill. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, measurement period adjustments, and a reconciliation to total consideration transferred is presented in the table below (in millions).

	Preliminary April 8, 2022	Measurement Period Adjustments	Updated Preliminary April 8, 2022
Cash	$2,419	$(10)	$2,409
Accounts receivable	4,224	(60)	4,164
Other current assets	4,619	(149)	4,470
Film and television content rights and games	28,729	(344)	28,385
Property and equipment	4,260	13	4,273
Goodwill	21,513	375	21,888
Intangible assets	44,889	100	44,989
Other noncurrent assets	5,206	309	5,515
Current liabilities	(10,544)	7	(10,537)
Debt assumed	(41,671)	(9)	(41,680)
Deferred income taxes	(13,264)	716	(12,548)
Other noncurrent liabilities	(8,004)	(948)	(8,952)
Total consideration paid	$42,376	$—	$42,376
The preliminary fair values of the assets acquired and liabilities assumed were determined using several valuation approaches including, but not limited to, various cost approaches and income approaches, such as relief from royalty, multi -period excess earnings, and with-or-without.
The table below presents a summary of intangible assets acquired, exclusive of content assets, and the weighted average useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trade names	$21,084	34
Affiliate, advertising and subscriber relationships	14,800	6
Franchises	7,900	35
Other intangible assets	1,205
Total intangible assets acquired	$44,989
The Company incurred acquisition-related costs of $47 million and $87 million for the three months ended March 31, 2023 and 2022, respectively. These costs were associated with legal and professional services and integration activities and were recognized as operating expenses on the consolidated statement of operations.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of the Merger, WM’s assets, liabilities, and operations were included in the Company’s consolidated financial statements from the Closing Date. The following table presents WM revenue and earnings as reported within the consolidated financial statements (in millions).

Three Months Ended March 31, 2023
Revenues:
Distribution	$3,885
Advertising	1,154
Content	3,338
Other	228
Total revenues	8,605
Inter-segment eliminations	(477)
Net revenues	$8,128
Net loss available to Warner Bros. Discovery, Inc.	$(1,047)
Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and WM as if the Merger had been completed on January 1, 2021. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger had occurred on January 1, 2021, nor is it indicative of future results. The following table presents the Company’s pro forma combined revenues and net income (in millions).

Three Months Ended March 31, 2022
Revenues	$11,441
Net loss available to Warner Bros. Discovery, Inc.	(299)
The unaudited pro forma combined financial information includes, where applicable, adjustments for (i) additional costs of revenues from the fair value step-up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Merger with WM on the Company’s historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
NOTE 4. RESTRUCTURING
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which will include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024.
Restructuring by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended March 31,
	2023	2022
Studios	$76	$—
Networks	3	4
DTC	9	—
Corporate and inter-segment eliminations	7	1
Total restructuring	$95	$5

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended March 31, 2023, restructuring charges primarily included contract terminations and facility consolidation activities of $56 million, organization restructuring of $35 million, and other charges of $4 million. During the three months ended March 31, 2022, restructuring charges were not material.
Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2022	$156	$361	$188	$159	$864
Contract termination accruals, net	25	2	—	—	27
Employee termination accruals, net	12	11	5	7	35
Other accruals	—	2	—	—	2
Cash paid	(76)	(207)	(88)	(61)	(432)
March 31, 2023	$117	$169	$105	$105	$496
NOTE 5. REVENUES
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended March 31, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$3	$2,995	$2,165	$—	$5,163
Advertising	3	2,237	103	(45)	2,298
Content	3,027	245	185	(503)	2,954
Other	179	104	2	—	285
Total	$3,212	$5,581	$2,455	$(548)	$10,700

	Three Months Ended March 31, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$—	$1,120	$232	$—	$1,352
Advertising	—	1,430	46	—	1,476
Content	5	316	2	—	323
Other	—	7	1	—	8
Total	$5	$2,873	$281	$—	$3,159
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	March 31, 2023	December 31, 2022
Contract liabilities	Deferred revenues	$1,603	$1,694
Contract liabilities	Other noncurrent liabilities	379	361
For the three months ended March 31, 2023 and 2022, respectively, revenues of $856 million and $295 million were recognized that were included in deferred revenues as of December 31, 2022 and December 31, 2021, respectively. Contract assets were not material as of March 31, 2023 and December 31, 2022.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Remaining Performance Obligations
As of March 31, 2023, $11,888 million of revenue is expected to be recognized from remaining performance obligations under our long-term contracts. The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	March 31, 2023	Duration
Distribution - fixed price or minimum guarantee	$4,379	Through 2031
Content licensing and sports sublicensing	4,424	Through 2026
Brand licensing	2,322	Through 2043
Advertising	763	Through 2027
Total	$11,888
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
NOTE 6. SALES OF RECEIVABLES
Revolving Receivables Program
Our bankruptcy-remote consolidated subsidiary held $3,453 million of pledged receivables as of March 31, 2023 in connection with the Company’s revolving receivables program. For the three months ended March 31, 2023, the Company has recognized $33 million in selling, general and administrative expenses from the revolving receivables program in the consolidated statements of operations. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,300 million as of March 31, 2023.
The following table presents a summary of receivables sold (in millions).

Three Months Ended March 31, 2023
Gross receivables sold/cash proceeds received	$2,779
Collections reinvested under revolving agreement	(2,845)
Net cash proceeds remitted	$(66)
Net receivables sold	$2,698
Obligations recorded (Level 3)	$148
The following table presents a summary of the amounts transferred or pledged (in millions):

	March 31, 2023	December 31, 2022
Gross receivables pledged as collateral	$3,453	$3,468
Restricted cash pledged as collateral	$—	$150
Balance sheet classification:
Receivables, net	$3,275	$3,015
Prepaid expenses and other current assets	$—	$150
Other noncurrent assets	$178	$453
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement was $72 million for the three months ended March 31, 2023. The impact to the consolidated statements of operations was immaterial for the three months ended March 31, 2023. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized content costs are grouped based on their predominant monetization strategy: individually or as a group. Programming rights include content licensed from third parties, such as film, television and sports rights. The table below presents the components of content rights (in millions).

	March 31, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,032	$—	$2,032
Completed and not released	637	—	637
In production	1,545	—	1,545
In development	96	—	96

Television production costs:
Released, less amortization	2,216	6,325	8,541
Completed and not released	608	540	1,148
In production	322	4,558	4,880
In development	47	15	62
Total theatrical film and television production costs	$7,503	$11,438	$18,941
Programming rights, less amortization			6,763
Game development costs, less amortization			513
Total film and television content rights and games			26,217
Less: Current content rights and prepaid license fees, net			(744)
Total noncurrent film and television content rights and games			$25,473

	December 31, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$3,544	$—	$3,544
Completed and not released	507	—	507
In production	1,700	—	1,700
In development	95	—	95

Television production costs:
Released, less amortization	2,200	6,513	8,713
Completed and not released	939	310	1,249
In production	427	4,424	4,851
In development	30	15	45
Total theatrical film and television production costs	$9,442	$11,262	$20,704
Programming rights, less amortization			5,843
Game development costs, less amortization			650
Total film and television content rights and games			27,197
Less: Current content rights and prepaid license fees, net			(545)
Total noncurrent film and television content rights and games			$26,652

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content amortization consisted of the following (in millions).

	Three Months Ended March 31,
	2023	2022
Predominately monetized individually	$1,531	$251
Predominately monetized as a group	3,096	718
Total content amortization	$4,627	$969
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. For the three months ended March 31, 2023, total content impairments were $96 million. For the three months ended March 31, 2022, content impairments were not material.
NOTE 8. INVESTMENTS
The Company’s equity investments consisted of the following, (in millions).

Category	Balance Sheet Location	Ownership	March 31, 2023	December 31, 2022
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$291	$313
nC+	Other noncurrent assets	32%	143	135
Other	Other noncurrent assets		590	614
Total equity method investments			1,024	1,062

Investments with readily determinable fair values	Other noncurrent assets		53	28

Investments without readily determinable fair values	Other noncurrent assets (a)		449	498
Total investments			$1,526	$1,588
(a) Investments without readily determinable fair values included $27 million as of March 31, 2023 and $10 million as of December 31, 2022 that were included in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2023, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $725 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $703 million as of March 31, 2023 and $720 million as of December 31, 2022. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations, and were not material for the three months ended March 31, 2023 and 2022.
Equity Investments Without Readily Determinable Fair Values Assessed Under the Measurement Alternative
During the three months ended March 31, 2023, the Company concluded that its other equity method investments without readily determinable fair values had decreased $68 million in fair value as a result of observable price changes in orderly transactions for the identical or similar investment of the same issuer. The decrease in fair value is recorded in other (expense) income, net on the consolidated statements of operations. (See Note 14). As of March 31, 2023, the Company had recorded cumulative impairments of $297 million for its equity method investments without readily determinable fair values.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of March 31, 2023	March 31, 2023	December 31, 2022
Term loans with maturities of 3 years or less	6.01%	$2,500	$4,000
Floating rate senior notes with maturities of 5 years or less	6.20%	500	500
Senior notes with maturities of 5 years or less	3.92%	15,964	12,759
Senior notes with maturities between 5 and 10 years	4.28%	8,607	10,373
Senior notes with maturities greater than 10 years	5.11%	21,644	21,644
Total debt		49,215	49,276
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(285)	(277)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		48,930	48,999
Current portion of debt		(3,496)	(365)
Noncurrent portion of debt		$45,434	$48,634
During the three months ended March 31, 2023 the Company issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. After March 2024, the senior notes are redeemable at par plus accrued and unpaid interest. The proceeds were used to pay $1.5 billion of aggregate principal amount outstanding of the Company’s term loan prior to the due date of April 2025. The Company also repaid $106 million of aggregate principal amount outstanding of its senior notes due February 2023.
During the three months ended March 31, 2022, the Company repaid in full at maturity $327 million aggregate principal amount outstanding of its 2.375% Euro Denominated Senior Notes due March 2022.
As of March 31, 2023, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), Discovery Communications, LLC (“DCL”) (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (to the extent it is not the primary obligor on such senior notes), except for $1.4 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks. Additionally, the term loans of WarnerMedia Holdings, Inc., made under the $10.0 billion term loan credit agreement (the “Term Loan Credit Agreement”), are fully and unconditionally guaranteed by the Company, Scripps Networks, and DCL.
Revolving Credit Facility and Commercial Paper Programs
The Company has a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Company may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Company’s commercial paper program is supported by the Credit Facility. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under its Credit Facility or its commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement and the Term Loan Credit Agreement (together, the “Credit Agreements”) include financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively. As of March 31, 2023, DCL was in compliance with all covenants and there were no events of default under the Credit Agreements.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate fluctuations. As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign currency forward contracts, fixed-to-fixed currency swaps, and interest rate swaps, to hedge certain foreign currency and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
The following table summarizes the impact of derivative financial instruments on the Company’s consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of March 31, 2023 and December 31, 2022. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2).

	March 31, 2023					December 31, 2022
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,031	$55	$33	$47	$21	$1,382	$49	$35	$42	$25
Cross-currency swaps	495	4	67	—	—	482	3	58	—	—
Net investment hedges: (a)
Cross-currency swaps	1,728	20	11	18	49	1,778	20	12	—	73
Fair value hedges:
Interest rate swaps	1,500	13	—	—	1	—	—	—	—	—
No hedging designation:
Foreign exchange	939	1	1	5	98	976	5	1	3	96
Cross-currency swaps	139	—	—	1	—	139	3	—	—	3
Total return swaps	373	7	—	—	—	291	—	—	13	—
Total		$100	$112	$71	$169		$80	$106	$58	$197
(a) Excludes €164 million of euro-denominated notes ($179 million and $174 million equivalent at March 31, 2023 and December 31, 2022, respectively) designated as net investment hedges. (See Note 9.)
Derivatives Designated for Hedge Accounting
Cash Flow Hedges
The Company uses foreign exchange forward contracts to mitigate the foreign currency risk related to revenues, production rebates and production expenses.
The Company uses fixed-to-fixed cross-currency swaps to mitigate foreign currency risk associated with its British Pound Sterling denominated debt.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended March 31,
	2023	2022
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$1	$(13)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(1)	4
Foreign exchange - advertising revenue	—	1
Foreign exchange - costs of revenues	2	1
Interest rate - interest expense, net	1	—
If current fair values of designated cash flow hedges as of March 31, 2023 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 32 years.
Net Investment Hedges
The Company uses fixed-to-fixed cross currency swaps to mitigate foreign currency risk associated with the net assets of non-USD functional entities and foreign denominated debt.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive (loss) income (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2023	2022		2023	2022
Cross currency swaps	$22	$19	Interest expense, net	$5	$15
Euro-denominated notes (foreign denominated debt)	5	—	N/A	—	—
Sterling notes (foreign denominated debt)	—	13	N/A	—	—
Total	$27	$32		$5	$15
Fair Value Hedges
During the three months ended March 31, 2023, the Company issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. Simultaneously, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to allow the Company to mitigate the variability in the fair value of its senior notes due to fluctuations in the benchmark interest rate. Changes in the fair value of the senior note and the interest rate swap are recorded in interest expense, net.
The following table presents fair value hedge adjustments to hedged borrowings (in millions).

	Carrying Amount of Hedged Borrowings		Cumulative Amount of Fair Value Hedging Adjustments Included in Hedged Borrowings
Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Noncurrent portion of debt	$1,512	$—	$12	$—

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items (in millions).

	Three Months Ended March 31,
	2023	2022
Loss on changes in fair value of hedged fixed rate debt (1)	$(12)	$—
Gains on changes in the fair value of derivative contracts (1)	12	—
Total in interest expense, net	$—	$—

(1) Accrued interest related to the hedged debt and derivative contracts is excluded from the amounts above and was not material as of March 31, 2023.
Derivatives Not Designated for Hedge Accounting
Prior to the Merger, the Company was exposed to interest rate risk associated with the expected issuance of debt related to the Merger. To mitigate this risk, the Company entered into interest rate swaps and subsequently unwound them prior to the Merger.
As part of the Merger, the Company acquired deferred compensation plans that have risk related to the fair value gains and losses on these investments and entered into total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
As production spend occurs or when rebate receivables are recognized, the aforementioned forward contracts designated as cash flow hedges are unwound and de-designated. After de-designation, gains and losses on these derivatives directly impact earnings in the same line as the hedged risk.
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2023	2022
Interest rate swaps	$—	$512
Foreign exchange derivatives	3	(15)
Total in other (expense) income, net	$3	$497
Total return swaps (selling, general and administrative expense)	18	—
Total	$21	$497
NOTE 11. FAIR VALUE MEASUREMENTS
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$148	$—	$148
Equity securities:
Money market fund	Cash and cash equivalents	3	—	—	3
Mutual funds	Prepaid expenses and other current assets	9	—	—	9
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	3	—	3
Mutual funds	Other noncurrent assets	240	—	—	240
Company-owned life insurance contracts	Other noncurrent assets	—	95	—	95
Time deposits	Other noncurrent assets	—	10	—	10
Total		$252	$256	$—	$508
Liabilities
Deferred compensation plan	Accrued liabilities	$70	$—	$—	$70
Deferred compensation plan	Other noncurrent liabilities	603	—	—	603
Total		$673	$—	$—	$673

		December 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$50	$—	$50
Equity securities:
Money market funds	Cash and cash equivalents	20	—	—	20
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	243	—	—	243
Company-owned life insurance contracts	Other noncurrent assets	—	94	—	94
Time deposits	Other noncurrent assets	—	8	—	8
Total		$277	$153	$—	$430
Liabilities
Deferred compensation plan	Accrued liabilities	$73	$—	$—	$73
Deferred compensation plan	Other noncurrent liabilities	590	—	—	590
Total		$663	$—	$—	$663
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2023 and December 31, 2022. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $41.6 billion and $38.0 billion as of March 31, 2023 and December 31, 2022, respectively.
The Company’s derivative financial instruments are discussed in Note 10, its investments with readily determinable fair value are discussed in Note 8, and the obligation for its revolving receivable program is discussed in Note 6.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. SHARE-BASED COMPENSATION
The Company has various incentive plans under which performance based restricted stock units (“PRSUs”), service based restricted stock units (“RSUs”), and stock options have been issued. The table below presents awards granted (in millions, except weighted-average grant price).

	Three Months Ended March 31, 2023
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	4.0	$15.41
RSUs	26.2	$15.00
Stock options	2.2	$15.02
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2023 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$62	2.1
RSUs	790	2.4
Stock options	160	3.2
Total unrecognized compensation cost	$1,012
NOTE 13. INCOME TAXES
Income tax benefit was $178 million for the three months ended March 31, 2023, and income tax expense was $201 million for the three months ended March 31, 2022. The decrease in the three months ended March 31, 2023 was primarily attributable to a decrease in pre-tax book income.
Income tax benefit for the three months ended March 31, 2023 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.
As of March 31, 2023 and December 31, 2022, the Company’s reserves for uncertain tax positions totaled $2,195 million and $1,929 million, respectively. The increase in the reserve for uncertain tax positions as of March 31, 2023 is primarily attributable to tax reserves that were recorded in 2023 through purchase accounting related to the Merger. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company’s uncertain tax positions could decrease by as much as $165 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2023 and December 31, 2022, the Company had accrued approximately $492 million and $413 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The increase in the interest and penalties accrual as of March 31, 2023 includes interest and penalty accruals recorded in 2023 through purchase accounting related to the Merger. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in millions).

	Three Months Ended March 31,
	2023	2022
Foreign currency (losses) gains, net	$(93)	$11
Gains on derivative instruments, net	3	497
Change in the value of investments with readily determinable fair value	29	(20)
Change in fair value of equity investments without readily determinable fair value	(68)	—
Other income, net	56	2
Total other (expense) income, net	$(73)	$490
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2023	2022
Cash paid for taxes, net	$312	$97
Cash paid for interest, net	920	186
Non-cash investing and financing activities:
Accrued purchases of property and equipment	33	26
Assets acquired under finance lease and other arrangements	29	13
Cash, Cash Equivalents, and Restricted Cash

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,594	$3,731
Restricted cash - recorded in prepaid expenses and other current assets (1)	45	199
Total cash, cash equivalents, and restricted cash	$2,639	$3,930

(1) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 6 and Note 10).
Goodwill Impairment Analysis
During the three months ended March 31, 2023, the Company performed goodwill impairment monitoring procedures for all of its reporting units and identified no indicators of impairment or triggering events. Due to declining levels of global GDP growth, a weakening advertising market associated with the Company’s Networks reporting unit, and execution risk associated with anticipated growth in the Company’s DTC reporting unit, the Company will continue to monitor its reporting units for changes that could impact recoverability.
Assets Held for Sale
In 2022, the Company classified its Ranch Lot and Knoxville office building and land as assets held for sale. The Company reclassified $209 million to prepaid expenses and other assets on the consolidated balance sheet during 2022 and stopped recording depreciation on the assets. The Knoxville office building and land was sold during the three months ended March 31, 2023.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplier Finance Programs
Consistent with customary industry practice, the Company generally pays certain content producers at or near the completion of the production cycle. In these arrangements, content producers may earn fees upon contractual milestones to be invoiced at or near completion of production. In these instances, the Company accrues the content in progress in accordance with the contractual milestones. Certain of the Company’s content producers sell their related receivables to a bank intermediary who provides payments that coincide with these contractual production milestones upon confirmation with the Company of our obligation to the content producer. This confirmation does not involve a security interest in the underlying content or otherwise result in the payable receiving seniority with respect to other payables of the Company. As of March 31, 2023 and December 31, 2022, the Company has confirmed $246 million and $273 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets, given the principal purpose of the arrangement is to allow producers access to funds prior to the typical payment due date and the arrangement does not significantly change the nature of the payables and does not significantly extend the payment terms beyond the industry norms. Invoices processed through the program are subject to a one-year maximum tenor. The Company does not incur any fees or expenses associated with the paying agent services, and this service may be terminated by the Company or the financial institution upon 30 days’ notice. At, or near, the production completion date (invoice due date), the Company pays the financial institution the stated amounts for confirmed producer invoices. These payments are reported as cash flows from operating activities.
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,498)	$14	$(39)	$(1,523)
Other comprehensive income (loss) before reclassifications	426	3	(9)	420
Reclassifications from accumulated other comprehensive loss to net income	—	(2)	—	(2)
Other comprehensive income (loss)	426	1	(9)	418
Ending balance	$(1,072)	$15	$(48)	$(1,105)

	Three Months Ended March 31, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(845)	$28	$(13)	$(830)
Other comprehensive income (loss) before reclassifications	(97)	(12)	—	(109)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(6)	—	(8)
Other comprehensive income (loss)	(99)	(18)	—	(117)
Ending balance	$(944)	$10	$(13)	$(947)
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2023	2022
Revenues and service charges:
Liberty Group	$518	$158
Equity method investees	175	58
Other	47	33
Total revenues and service charges	$740	$249
Expenses	$99	$76
Distributions to noncontrolling interests and redeemable noncontrolling interests	$237	$224
The table below presents receivables due from and payables due to related parties (in millions).

	March 31, 2023	December 31, 2022
Receivables	$354	$338
Payables	$23	$38
NOTE 16. COMMITMENTS AND CONTINGENCIES
Put Rights
The Company has granted put rights to non-controlling interest holders in certain consolidated subsidiaries, but the Company is unable to reasonably predict the ultimate amount or timing of any payment.
In 2022, GoldenTree exercised its irrevocable put right for MotorTrend Group LLC (“MTG”), and the Company will be required to purchase GoldenTree’s 32.5% noncontrolling interest. The Company performed an analysis of the redemption value as of December 31, 2022, and both parties have begun the process of determining a fair market value based on their own appraisals. The Company does not expect this process, which is one of potentially several steps to agreeing to a redemption value, will be completed until later in 2023. Accordingly, there has been no change in the classification of MTG as mezzanine equity since the amount or date of the put is not certain.
Legal Matters
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including those related to employees, stockholders, vendors, other business partners, or intellectual property. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these matters will have a material adverse effect on the Company's future consolidated financial position, future results of operations, or cash flows.
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
The Company evaluates the operating performance of its operating segments based on financial measures such as revenues and Adjusted EBITDA. Adjusted EBITDA is defined as operating income excluding:
•employee share-based compensation;

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The tables below present summarized financial information for each of the Company’s reportable segments and inter-segment eliminations (in millions).
Revenues

	Three Months Ended March 31,
	2023	2022
Studios	$3,212	$5
Networks	5,581	2,873
DTC	2,455	281
Inter-segment eliminations	(548)	—
Total revenues	$10,700	$3,159
Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022
Studios	$607	$3
Networks	2,293	1,355
DTC	50	(227)
Corporate	(355)	(104)
Inter-segment eliminations	16	—
Adjusted EBITDA	$2,611	$1,027

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net (Loss) Income available to Warner Bros. Discovery, Inc. to Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022
Net (loss) income available to Warner Bros. Discovery, Inc.	$(1,069)	$456
Net income attributable to redeemable noncontrolling interests	1	3
Net income attributable to noncontrolling interests	8	16
Income tax (benefit) expense	(178)	201
(Loss) income before income taxes	(1,238)	676
Other expense (income), net	73	(490)
Loss from equity investees, net	37	14
Interest expense, net	571	153
Operating (loss) income	(557)	353
Restructuring	95	5
Impairments and loss on dispositions	31	—
Depreciation and amortization	2,058	525
Employee share-based compensation	106	57
Transaction and integration costs	47	87
Amortization of fair value step-up for content	831	—
Adjusted EBITDA	$2,611	$1,027
NOTE 18. SUBSEQUENT EVENTS
In April 2023, the Company borrowed $750 million under its Credit Facility to fund certain sports rights payments, which is expected to be repaid within the current quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
BUSINESS OVERVIEW
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
In April 2023, we announced the debut of our enhanced streaming service, Max, which we expect to launch in the U.S. in May 2023. Max will combine HBO Max and discovery+ content to create a unique and complete viewing experience for consumers by combining our unrivaled breadth and superior quality of content and brands with iconic franchises and strong product experience. discovery+ will continue to be available to consumers.
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024. We expect that we will incur approximately $4.1 - $5.3 billion in pre-tax restructuring charges, of which we have incurred $3.8 billion as of March 31, 2023. Of the total expected pre-tax restructuring charges, we expect total cash expenditures to be $1.0 - $ 1.5 billion. During the three months ended March 31, 2023, we incurred $95 million of pre-tax restructuring charges. While our restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024.
As of March 31, 2023, we classified our operations in three reportable segments:
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
•DTC- Our DTC segment primarily consists of our premium pay-TV and streaming services.
Our segment presentation is aligned with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments. Prior periods have been recast to conform to the current period presentation.

RESULTS OF OPERATIONS
The discussion below compares our actual results for the three months ended March 31, 2023 to our pro forma combined results, as if the Merger occurred on January 1, 2021, for the three months ended March 31, 2022. Management believes reviewing our pro forma combined operating results in addition to actual operating results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our Studios, Networks, DTC, Corporate, and inter-segment eliminations information is based on the historical operating results of the respective segments and include, where applicable, adjustments for (i) additional costs of revenues from the fair value step-up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments.
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
Actual amounts for the three months ended March 31, 2022 do not include results of operations for WM.
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2023 Baseline Rate”), and the prior year amounts translated at the same 2023 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.

Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2023	2022			% Change
	Actual	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Combined (ex-FX)
Revenues:
Distribution	$5,163	$1,352	$3,996	$5,348	NM	(3)%	(2)%
Advertising	2,298	1,476	1,234	2,710	56%	(15)%	(14)%
Content	2,954	323	2,851	3,174	NM	(7)%	(5)%
Other	285	8	201	209	NM	36%	37%
Total revenues	10,700	3,159	8,282	11,441	NM	(6)%	(5)%
Costs of revenues, excluding depreciation and amortization	6,685	1,236	5,261	6,497	NM	3%	4%
Selling, general and administrative	2,388	1,040	2,298	3,338	NM	(28)%	(28)%
Depreciation and amortization	2,058	525	1,417	1,942	NM	6%	6%
Restructuring	95	5	(1)	4	NM	NM	NM
Impairments and loss on dispositions	31	—	—	—	NM	NM	NM
Total costs and expenses	11,257	2,806	8,975	11,781	NM	(4)%	(3)%
Operating (loss) income	(557)	353	(693)	(340)	NM	(64)%	(47)%
Interest expense, net	(571)	(153)	(445)	(598)
Loss from equity investees, net	(37)	(14)	(13)	(27)
Other (expense) income, net	(73)	490	114	604
(Loss) income before income taxes	(1,238)	676	(1,037)	(361)
Income tax benefit (expense)	178	(201)	282	81
Net (loss) income	(1,060)	475	(755)	(280)
Net income attributable to noncontrolling interests	(8)	(16)	—	(16)
Net income attributable to redeemable noncontrolling interests	(1)	(3)	—	(3)
Net (loss) income available to Warner Bros. Discovery, Inc.	$(1,069)	$456	$(755)	$(299)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
NM - Not meaningful
Unless otherwise indicated, the discussion through operating (loss) income below reflects results for the three months ended March 31, 2022 on a pro-forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenues, and selling, general and administrative expenses are substantially attributable to the Merger. The percent changes of line items below operating (loss) income in the table above are not included as the activity is principally in U.S. dollars.
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
Distribution revenue decreased 2% for the three months ended March 31, 2023, primarily attributable to declines in DTC wholesale revenues and linear subscribers in the U.S., partially offset by global DTC retail subscriber gains and higher U.S. contractual affiliate rates.

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
Advertising revenue decreased 14% for the three months ended March 31, 2023, primarily attributable to audience declines in domestic general entertainment and news networks, soft advertising markets in the U.S., and to a lesser extent, certain international markets, and the broadcast of the 2022 Olympics in Europe, partially offset by higher sports advertising due to the NCAA March Madness tournament.
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
Content revenue decreased 5% for the three months ended March 31, 2023, primarily attributable to lower TV licensing and theatrical film rental revenues and lower sub-licensing of sports rights internationally related to the prior year broadcast of the 2022 Olympics, partially offset by higher games revenue due to the release of Hogwarts Legacy.
Other revenue primarily consists of studio production services and tours.
Other revenue increased 37% for the three months ended March 31, 2023, primarily attributable to services provided to the unconsolidated BT Sport joint venture, higher studio production services, and continued strong attendance at Warner Bros. Studio Tour London and Hollywood.
Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television/digital series, specials, films, games, and sporting events. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Costs of revenues increased 4% for the three months ended March 31, 2023, primarily attributable to amortization of the fair value step-up of content acquired in the Merger and higher games costs of revenue, partially offset by lower content expense for TV licensing, theatrical products, and linear networks, and lower costs related to the prior year broadcast of the 2022 Olympics.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy, and back office support fees.
Selling, general and administrative expenses decreased 28% for the three months ended March 31, 2023, primarily attributable to more efficient marketing-related spend.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 6% for the three months ended March 31, 2023, primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method, which resulted in lower pro forma amortization in the three months ended March 31, 2022.
Restructuring
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. Restructuring increased $90 million for the three months ended March 31, 2023, primarily attributable to contract terminations, facility consolidation activities, and organizational restructuring. (See Note 4 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions was a $31 million loss for the three months ended March 31, 2023.

Interest Expense, net
Actual interest expense, net increased $418 million for the three months ended March 31, 2023, primarily attributable to debt assumed as a result of the Merger. (See Note 9 and Note 10 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
Actual losses from our equity method investees were $37 million for the three months ended March 31, 2023. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 8 to the accompanying consolidated financial statements.)
Other (Expense) Income, net
The table below presents the details of other (expense) income, net (in millions).

	Three Months Ended March 31,
	2023	2022
Foreign currency (losses) gains, net	$(93)	$11
Gains on derivative instruments, net	3	497
Change in the value of investments with readily determinable fair value	29	(20)
Change in fair value of equity investments without readily determinable fair value	(68)	—
Other income, net	56	2
Total other (expense) income, net	$(73)	$490
Income Tax Benefit (Expense)
Income tax benefit was $178 million for the three months ended March 31, 2023, and income tax expense was $201 million for the three months ended March 31, 2022. The decrease in the three months ended March 31, 2023 was primarily attributable to a decrease in pre-tax book income.
Income tax benefit for the three months ended March 31, 2023 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.

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
The table below presents our Adjusted EBITDA by segment (in millions).

	Three Months Ended March 31,
	2023	2022	% Change
Studios	$607	$3	NM
Networks	$2,293	$1,355	69%
DTC	$50	$(227)	NM
Corporate	$(355)	$(104)	NM
Inter-segment eliminations	$16	$—	NM

 Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating (loss) income (in millions).

	Three Months Ended March 31,
	2023	2022			% Change
	Actual	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$3	$—	$5	$5	NM	(40)%	(40)%
Advertising	3	—	9	9	NM	(67)%	(67)%
Content	3,027	5	3,347	3,352	NM	(10)%	(8)%
Other	179	—	138	138	NM	30%	30%
Total revenues	3,212	5	3,499	3,504	NM	(8)%	(7)%
Costs of revenues, excluding depreciation and amortization	1,959	1	2,064	2,065	NM	(5)%	(4)%
Selling, general and administrative	646	1	628	629	NM	3%	6%
Adjusted EBITDA	607	3	807	810	NM	(25)%	(23)%
Depreciation and amortization	172	—	136	136
Employee share-based compensation	—	—	25	25
Restructuring	76	—	—	—
Transaction and integration costs	2	—	—	—
Amortization of fair value step-up for content	442	—	171	171
Inter-segment eliminations	1	—	—	—
Operating (loss) income	$(86)	$3	$475	$478

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below reflects results for the three months ended March 31, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Content revenue decreased 8% for the three months ended March 31, 2023, primarily attributable to lower TV licensing, theatrical film rental, and home entertainment revenues, partially offset by higher games revenue due to the release of Hogwarts Legacy. TV licensing revenue decreased mainly due to certain large TV licensing deals in the first quarter of 2022, as well as fewer theatrical availabilities. Theatrical film rental revenue decreased due to the performance of The Batman, which was released in the first quarter of 2022. Home entertainment revenue decreased due to fewer new releases of theatrical products and lower library sales.
Other revenue increased 30% for the three months ended March 31, 2023, primarily attributable to higher studio production services and continued strong attendance at Warner Bros. Studio Tour London and Hollywood.
Costs of Revenues
Costs of revenues decreased 4% for the three months ended March 31, 2023, primarily attributable to lower content expense for TV licensing and theatrical products, partially offset by higher games costs of revenue.
Selling, General and Administrative
Selling, general and administrative expenses increased 6% for the three months ended March 31, 2023, primarily attributable to higher marketing expense for games to support the release of Hogwarts Legacy, partially offset by lower theatrical marketing expense.
Adjusted EBITDA
Adjusted EBITDA decreased 23% for the three months ended March 31, 2023.

 Networks Segment
The table below presents, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended March 31,
	2023	2022			% Change
	Actual	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$2,995	$1,120	$2,012	$3,132	NM	(4)%	(3)%
Advertising	2,237	1,430	1,202	2,632	56%	(15)%	(14)%
Content	245	316	199	515	(22)%	(52)%	(51)%
Other	104	7	46	53	NM	96%	96%
Total revenues	5,581	2,873	3,459	6,332	94%	(12)%	(10)%
Costs of revenues, excluding depreciation and amortization	2,594	1,055	1,895	2,950	NM	(12)%	(10)%
Selling, general and administrative	694	463	333	796	50%	(13)%	(11)%
Adjusted EBITDA	2,293	1,355	1,231	2,586	69%	(11)%	(10)%
Depreciation and amortization	1,304	405	879	1,284
Employee share-based compensation	—	—	9	9
Restructuring	3	4	—	4
Transaction and integration costs	3	(1)	—	(1)
Amortization of fair value step-up for content	121	—	126	126
Inter-segment eliminations	(7)	—	—	—
Impairments and loss on dispositions	1	—	—	—
Operating income	$868	$947	$217	$1,164

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below reflects results for the three months ended March 31, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Distribution revenue decreased 3% for the three months ended March 31, 2023, primarily attributable to a decline in linear subscribers in the U.S., partially offset by higher U.S. contractual affiliate rates.
Advertising revenue decreased 14% for the three months ended March 31, 2023, primarily attributable to audience declines in domestic general entertainment and news networks, soft advertising markets in the U.S., and to a lesser extent, certain international markets, and the broadcast of the 2022 Olympics in Europe, partially offset by higher domestic sports advertising due to the NCAA March Madness tournament.
Content revenue decreased 51% for the three months ended March 31, 2023, primarily attributable to lower sublicensing of sports rights internationally related to the prior year broadcast of the 2022 Olympics.
Other revenue increased 96% for the three months ended March 31, 2023, primarily attributable to services provided to the unconsolidated BT Sport joint venture.
Costs of Revenues
Costs of revenues decreased 10% for the three months ended March 31, 2023, primarily attributable to lower costs related to the prior year broadcast of the 2022 Olympics and lower domestic general entertainment content expense, partially offset by higher domestic sports rights and costs associated with the unconsolidated BT Sport joint venture.
Selling, General and Administrative
Selling, general and administrative expenses decreased 11% for the three months ended March 31, 2023, primarily attributable to lower marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 10% for the three months ended March 31, 2023.

 DTC Segment
The following table presents, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2023	2022			% Change
	Actual	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$2,165	$232	$1,979	$2,211	NM	(2)%	(1)%
Advertising	103	46	35	81	NM	27%	29%
Content	185	2	219	221	NM	(16)%	(16)%
Other	2	1	1	2	NM	—%	NM
Total revenues	2,455	281	2,234	2,515	NM	(2)%	(1)%
Costs of revenues, excluding depreciation and amortization	1,815	180	1,814	1,994	NM	(9)%	(8)%
Selling, general and administrative	590	328	847	1,175	80%	(50)%	(50)%
Adjusted EBITDA	50	(227)	(427)	(654)	NM	NM	NM
Depreciation and amortization	506	96	378	474
Employee share-based compensation	—	—	1	1
Restructuring	9	—	—	—
Transaction and integration costs	—	1	—	1
Amortization of fair value step-up for content	134	—	60	60
Inter-segment eliminations	2	—	—	—
Impairments and loss on dispositions	5	—	—	—
Operating loss	$(606)	$(324)	$(866)	$(1,190)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
The discussion below reflects results for the three months ended March 31, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
As of March 31, 2023, we had 97.6 million DTC subscribers.1
Distribution revenue decreased 1% for the three months ended March 31, 2023, primarily attributable to a decline in wholesale revenues, partially offset by global retail subscriber gains.
Advertising revenue increased 29% for the three months ended March 31, 2023, primarily attributable to subscriber growth on our DTC ad-supported tiers.
Content revenue decreased 16% for the three months ended March 31, 2023, primarily attributable to lower third-party licensing of HBO content.
Costs of Revenues
Costs of revenues decreased 8% for the three months ended March 31, 2023, primarily attributable to lower content amortization and the shutdown of CNN+.
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

Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 50% for the three months ended March 31, 2023, primarily attributable to more efficient marketing-related spend.
Adjusted EBITDA
Adjusted EBITDA increased $704 million for the three months ended March 31, 2023.
Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(355)	$(104)	$(253)	$(357)	NM	1%	1%
Employee share-based compensation	106	57	21	78
Depreciation and amortization	76	24	24	48
Restructuring	7	1	(1)	—
Transaction and integration costs	42	87	218	305
Impairments and loss on dispositions	25	—	—	—
Inter-segment eliminations	4	—	—	—
Operating loss	$(615)	$(273)	$(515)	$(788)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA remained flat for the three months ended March 31, 2023, primarily attributable to reductions to personnel costs and technology-related operating expenses, which were largely offset by unfavorable interest rate impacts on securitization costs.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Inter-segment revenue eliminations	$(548)	$—	$(926)	$(926)	NM	41%	41%
Inter-segment expense eliminations	(564)	—	(922)	(922)	NM	39%	39%
Adjusted EBITDA	16	—	(4)	(4)	NM	NM	NM
Amortization of fair value step-up for content	134	—	—	—
Operating loss	$(118)	$—	$(4)	$(4)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2023, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2023, we had $2.6 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Senior Notes
During the three months ended March 31, 2023 we issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. After March 2024, the senior notes are redeemable at par plus accrued and unpaid interest.
Revolving Credit Facility and Commercial Paper
We have a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and have the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). We may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2023, DCL was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the three months ended March 31, 2023, we borrowed and repaid $933 million under our commercial paper program. As of March 31, 2023, we had no outstanding borrowings under the Credit Facility or the commercial paper program.
In April 2023, we borrowed $750 million under our Credit Facility to fund certain sports rights payments, which is expected to be repaid within the current quarter.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,700 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,300 million as of March 31, 2023.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a non-recourse basis to a third-party financial institution. Total trade accounts receivable sold under our factoring arrangement was $72 million during the three months ended March 31, 2023.
•Derivatives
We received investing proceeds of $20 million during the three months ended March 31, 2023 from the unwind and settlement of derivative instruments. (See Note 10 to the accompanying consolidated financial statements.)
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our enhanced streaming service Max, principal and interest payments on our outstanding senior notes and term loan, funding for various equity method and other investments, and repurchases of our capital stock.

•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content, as well as certain sports rights. Contractual commitments to acquire content have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
•Debt
Term Loan
During the three months ended March 31, 2023, we repaid $1.5 billion of aggregate principal amount outstanding of our term loan prior to the due date of April 2025.
Senior Notes
During the three months ended March 31, 2023, we repaid $106 million of aggregate principal amount outstanding of our senior notes due February 2023. In addition, we have $179 million and $82 million of senior notes coming due in September and December 2023, respectively, and $3.2 billion of senior notes coming due in the first quarter of 2024.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $299 million during the three months ended March 31, 2023, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 8 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the three months ended March 31, 2023, we contributed $13 million for investments in and advances to our investees.
We expect to incur significant, one-time transaction and integration costs during the first year following the Merger. (See Note 3 to the accompanying consolidated financial statements.)
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we had redeemable equity balances of $309 million at March 31, 2023, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. In 2022, GoldenTree exercised its put right and we are required to purchase GoldenTree’s noncontrolling interest. (See Note 16 to the accompanying consolidated financial statements.) Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $237 million and $224 million for the three months ended March 31, 2023 and 2022, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2023, we made cash payments of $312 million and $920 million for income taxes and interest on our outstanding debt, respectively. Cash required for interest payments has increased significantly as a result of the Merger.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2023	2022
Cash, cash equivalents, and restricted cash, beginning of period	$3,930	$3,905
Cash (used in) provided by operating activities	(631)	323
Cash (used in) provided by investing activities	(257)	529
Cash used in financing activities	(432)	(587)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29	(5)
Net change in cash, cash equivalents, and restricted cash	(1,291)	260
Cash, cash equivalents, and restricted cash, end of period	$2,639	$4,165
Operating Activities
Cash (used in) provided by operating activities was $(631) million and $323 million during the three months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by operating activities was primarily attributable to a negative fluctuation in working capital activity and a decrease in net income, excluding non-cash items.
Investing Activities
Cash (used in) provided by investing activities was $(257) million and $529 million during the three months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by investing activities was primarily attributable to less proceeds received from the unwind and settlement of derivative instruments and increased purchases of property and equipment during the three months ended March 31, 2023.
Financing Activities
Cash used in financing activities was $432 million and $587 million during the three months ended March 31, 2023 and 2022, respectively. The decrease in cash used in financing activities was primarily attributable to less net debt activity during the three months ended March 31, 2023.
Capital Resources
As of March 31, 2023, capital resources were comprised of the following (in millions).

	March 31, 2023
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,594	$—	$2,594
Revolving credit facility and commercial paper program	6,000	—	6,000
Term loans	2,500	2,500	—
Senior notes (a)	46,715	46,715	—
Total	$57,809	$49,215	$8,594

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2023 had interest rates that ranged from 1.90% to 9.15% and will mature between 2023 and 2062.

We expect that our cash balance, cash generated from operations and availability under the Credit Agreements will be sufficient to fund our cash needs for both the short-term and the long-term. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios.

As of March 31, 2023, we held $2.4 billion of our $2.6 billion of cash and cash equivalents in our foreign subsidiaries. The 2017 Tax Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds were to be needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of March 31, 2023 and December 31, 2022, all of the Company’s outstanding $13.8 billion registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. As of March 31, 2023, the Company also has outstanding $31.5 billion of senior notes issued by WarnerMedia Holdings, Inc. and guaranteed by the Company, Scripps and DCL; $1.4 billion of senior notes issued by the legacy WarnerMedia Business (not guaranteed); and approximately $23 million of un-exchanged senior notes issued by Scripps Networks (not guaranteed). (See Note 9 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.
The tables below present the summarized financial information as combined for Warner Bros. Discovery, Inc. (the “Parent”), Scripps Networks, DCL, and WarnerMedia Holdings, Inc. (collectively, the “Obligors”). All guarantees of DCL and WarnerMedia Holdings, Inc.’s senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes.
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

	March 31, 2023	December 31, 2022
Current assets	$1,262	$1,949
Non-guarantor intercompany trade receivables, net	164	112
Noncurrent assets	5,774	5,785
Current liabilities	3,789	1,095
Noncurrent liabilities	45,663	48,839

Three Months Ended March 31, 2023
Revenues	$489
Operating income	117
Net income	(340)
Net income available to Warner Bros. Discovery, Inc.	(342)
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Contractual commitments have not increased significantly compared to our commitments set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.

RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily the Liberty Group and our equity method investees. (See Note 15 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not changed since December 31, 2022. For a discussion of each of our critical accounting estimates listed below, including information and analysis of estimates and assumptions involved in their application, see “Critical Accounting Policies and Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K:
•Uncertain tax positions;
•Goodwill and intangible assets;
•Content rights;
•Consolidation; and
•Revenue recognition
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the three months ended March 31, 2023. (See Note 1 to the accompanying consolidated financial statements.)
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
•uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies, and the success of our streaming services;
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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Additionally, many of these risks are amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2022 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2022 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2022.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Between September 23, 2022 and October 24, 2022, two purported class action lawsuits (Collinsville Police Pension Board v. Discovery, Inc., et al., Case No. 1:22-cv-08171; Todorovski v. Discovery, Inc., et a., Case No. 1:22-cv-09125) were filed in the United States District Court for the Southern District of New York. The complaints named Warner Bros. Discovery, Inc., Discovery, Inc., David Zaslav, and Gunnar Wiedenfels as defendants. The complaints generally alleged that the defendants made false and misleading statements in SEC filings and in certain public statements relating to the Merger, in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and sought damages and other relief. On November 4, 2022, the court consolidated the Collinsville and Todorovski complaints under case number 1:22-CV-8171, and on December 12, 2022, the court appointed lead plaintiffs and lead counsel. On February 15, 2023, the lead plaintiffs filed an amended complaint adding Advance/Newhouse Partnership and Advance/Newhouse Programming Partnership (collectively, “Advance/Newhouse”), Steven A. Miron, Robert J. Miron, and Steven O. Newhouse as defendants. The amended complaint continues to assert violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and seeks damages and other relief. On April 7, 2023, defendants moved to dismiss the amended complaint. The Company intends to vigorously defend these litigations.
On December 2, 2022, a purported class action and derivative lawsuit (Monroe County Employees’ Retirement System, Plumbers Local Union No. 519 Pension Trust Fund, and Davant Scarborough v. David M. Zaslav, et al., Case No. 2022-1115-JTL) was filed in the Delaware Court of Chancery (the “Monroe County Action”). The Monroe County Action named certain of the Company’s directors and officers, Advance/Newhouse, and AT&T as defendants. The Monroe County Action generally alleged that former directors and officers of Discovery and Advance/Newhouse breached their fiduciary duties in connection with the Merger, and that AT&T aided and abetted these alleged breaches of fiduciary duties. The Monroe County Action sought damages and other relief.
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
On January 11, 2023, the Delaware Court of Chancery consolidated the Monroe County Action and the Bricklayers Action under the caption In re Warner Bros. Discovery, Inc. Stockholders Litigation, Consolidated Case No. 2022-1114-JTL. On March 9, 2023, the court appointed the plaintiffs which filed the Bricklayers Action lead plaintiffs in the consolidated action. On April 5, 2023, the court approved a stipulated briefing schedule providing that the remaining defendants in the case (Advance/Newhouse, Robert Miron, Steven Miron, and Susan Swain) would respond to the complaint originally filed in the Bricklayers Action by May 15, 2023.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2022 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

ITEM 6. Exhibits.

Exhibit No.	Description

4.1
Base Indenture, dated as of March 10, 2023, among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 10, 2023 (SEC File No. 001-34177))

4.2
First Supplemental Indenture, dated as of March 10, 2023, among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 10, 2023 (SEC File No. 001-34177))

10.1	Warner Bros. Discovery, Inc. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on December 16, 2022 (SEC File No. 001-34177))*

10.2
Letter amendment dated March 8, 2023, by and between David Zaslav and Warner Bros. Discovery, Inc., amending the Amended and Restated Employment Agreement dated as of May 16, 2021, as amended (filed herewith)*

10.3	Warner Bros. Discovery, Inc. Annual Performance Restricted Stock Unit Grant Agreement for David Zaslav dated March 8, 2023 (filed herewith)*

10.4	Warner Bros. Discovery, Inc. Additional Performance Restricted Stock Unit Grant Agreement for David Zaslav dated March 8, 2023 (filed herewith)*

10.5	Form of Warner Bros. Discovery, Inc. 2023 Special PRSU Agreement for Executives (filed herewith)*

22	Table of Senior Notes, Issuer and Guarantors (filed herewith).

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

† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Consolidated Statement of Equity for the three months ended March 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: May 5, 2023	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 5, 2023	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer