Form 10-Q
period 2023-06-30
Warner Bros. Discovery, Inc.
filed 2023-08-03
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 21, 2023:

Series A Common Stock, par value $0.01 per share	2,437,384,400

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Distribution	$5,135	$4,838	$10,298	$6,190
Advertising	2,519	2,721	4,817	4,197
Content	2,446	2,064	5,400	2,387
Other	258	204	543	212
Total revenues	10,358	9,827	21,058	12,986
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	6,636	6,625	13,321	7,861
Selling, general and administrative	2,562	3,538	4,950	4,578
Depreciation and amortization	1,914	2,266	3,972	2,791
Restructuring	146	1,033	241	1,038
Impairments and loss on dispositions	6	4	37	4
Total costs and expenses	11,264	13,466	22,521	16,272
Operating loss	(906)	(3,639)	(1,463)	(3,286)
Interest expense, net	(574)	(511)	(1,145)	(664)
Loss on extinguishment of debt	(5)	—	(5)	—
Loss from equity investees, net	(22)	(43)	(59)	(57)
Other income (expense), net	27	(51)	(46)	439
Loss before income taxes	(1,480)	(4,244)	(2,718)	(3,568)
Income tax benefit	260	836	438	635
Net loss	(1,220)	(3,408)	(2,280)	(2,933)
Net income attributable to noncontrolling interests	(16)	(7)	(24)	(23)
Net income attributable to redeemable noncontrolling interests	(4)	(3)	(5)	(6)
Net loss available to Warner Bros. Discovery, Inc.	$(1,240)	$(3,418)	$(2,309)	$(2,962)
Net loss per share allocated to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(0.51)	$(1.50)	$(0.95)	$(2.09)
Diluted	$(0.51)	$(1.50)	$(0.95)	$(2.09)
Weighted average shares outstanding:
Basic	2,437	2,286	2,434	1,443
Diluted	2,437	2,286	2,434	1,443

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(1,220)	$(3,408)	$(2,280)	$(2,933)
Other comprehensive income (loss):
Currency translation
Change in net unrealized gains (losses)	60	(488)	486	(585)
Less: reclassification adjustment for net (gains) losses included in net income	—	—	—	(2)
Net change, net of income tax benefit (expense) of $(5), $(25), $(10) and $(39)	60	(488)	486	(587)
Pension plan and SERP liability, net of income tax benefit (expense) of $(3), $—, $(6) and $—	(4)	—	(13)	—
Derivatives
Change in net unrealized gains (losses)	11	(7)	14	(19)
Less: reclassification adjustment for net (gains) losses included in net income	(4)	(11)	(6)	(17)
Net change, net of income tax benefit (expense) of $(6), $4, $(4) and $5	7	(18)	8	(36)
Comprehensive loss	(1,157)	(3,914)	(1,799)	(3,556)
Comprehensive income attributable to noncontrolling interests	(16)	(7)	(24)	(23)
Comprehensive income attributable to redeemable noncontrolling interests	(4)	(3)	(5)	(6)
Comprehensive loss attributable to Warner Bros. Discovery, Inc.	$(1,177)	$(3,924)	$(1,828)	$(3,585)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,027	$3,731
Receivables, net	6,770	6,380
Prepaid expenses and other current assets	3,976	3,888
Total current assets	13,773	13,999
Film and television content rights and games	24,393	26,652
Property and equipment, net	5,473	5,301
Goodwill	34,911	34,438
Intangible assets, net	41,584	44,982
Other noncurrent assets	8,484	8,629
Total assets	$128,618	$134,001
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,689	$1,454
Accrued liabilities	10,668	11,504
Deferred revenues	1,548	1,694
Current portion of debt	3,001	365
Total current liabilities	16,906	15,017
Noncurrent portion of debt	44,276	48,634
Deferred income taxes	9,718	11,014
Other noncurrent liabilities	10,933	10,669
Total liabilities	81,833	85,334
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	306	318
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,667 and 2,660 shares issued; and 2,437 and 2,430 shares outstanding	27	27
Preferred stock: $0 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	54,816	54,630
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
(Accumulated deficit) retained earnings	(105)	2,205
Accumulated other comprehensive loss	(1,042)	(1,523)
Total Warner Bros. Discovery, Inc. stockholders’ equity	45,452	47,095
Noncontrolling interests	1,027	1,254
Total equity	46,479	48,349
Total liabilities and equity	$128,618	$134,001

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(2,280)	$(2,933)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Content rights amortization and impairment	9,361	6,591
Depreciation and amortization	3,972	2,791
Deferred income taxes	(1,426)	(915)
Preferred stock conversion premium	—	789
Share-based compensation expense	248	210
Equity in losses of equity method investee companies and cash distributions	112	91
Gain on sale of investments	—	(132)
Gain from derivative instruments, net	(111)	(496)
Other, net	171	64
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(433)	(444)
Film and television content rights, games and payables, net	(7,656)	(4,653)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(859)	8
Foreign currency, prepaid expenses and other assets, net	284	363
Cash provided by operating activities	1,383	1,334
Investing Activities
Purchases of property and equipment	(591)	(307)
Cash acquired from business acquisition	—	2,419
Proceeds from sales and maturities of investments	—	139
Investments in and advances to equity investments	(45)	(109)
Proceeds from derivative instruments, net	23	720
Other investing activities, net	46	18
Cash (used in) provided by investing activities	(567)	2,880
Financing Activities
Principal repayments of term loans	(2,600)	(3,500)
Principal repayments of debt, including premiums to par value	(660)	(327)
Borrowings from debt, net of discount and issuance costs	1,500	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(269)	(264)
Securitization receivables collected but not remitted	405	—
Borrowings under commercial paper program and revolving credit facility	2,599	90
Repayments under commercial paper program and revolving credit facility	(2,602)	(90)
Other financing activities, net	(56)	(66)
Cash used in financing activities	(1,683)	(4,157)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	(66)
Net change in cash, cash equivalents, and restricted cash	(853)	(9)
Cash, cash equivalents, and restricted cash, beginning of period	3,930	3,905
Cash, cash equivalents, and restricted cash, end of period	$3,077	$3,896

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2022	2,660	$27	$54,630	$(8,244)	$2,205	$(1,523)	$47,095	$1,254	$48,349
Net loss available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(1,069)	—	(1,069)	8	(1,061)
Other comprehensive income	—	—	—	—	—	418	418	—	418
Share-based compensation	—	—	101	—	—	—	101	—	101
Tax settlements associated with share-based plans	—	—	(53)	—	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Issuance of stock in connection with share-based plans	6	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(3)	—	(3)	—	(3)
Other adjustments to stockholders' equity	—	—	(2)	—	—	—	(2)	—	(2)
March 31, 2023	2,666	$27	$54,685	$(8,244)	$1,133	$(1,105)	$46,496	$1,037	$47,533
Net loss available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(1,240)	—	(1,240)	16	(1,224)
Other comprehensive income	—	—	—	—	—	63	63	—	63
Share-based compensation	—	—	130	—	—	—	130	—	130
Tax settlements associated with share-based plans	—	—	(7)	—	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Issuance of stock in connection with share-based plans	1	—	8	—	—	—	8	—	8
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	2	—	2	—	2
June 30, 2023	2,667	$27	$54,816	$(8,244)	$(105)	$(1,042)	$45,452	$1,027	$46,479

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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery, Inc. (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”) is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
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
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 2 and Note 3.) Prior to the Merger, WarnerMedia Holdings, Inc. distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM's retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders in the Merger. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022 in lieu of adjusting the equity issued as purchase consideration in the Merger. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the Merger representing 71% of the combined Company and the Company's pre-Merger shareholders continued to own 29% of the combined Company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered the Company’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Quarterly Report on Form 10-Q as the Company’s historical financial statements. Accordingly, the financial results of the Company as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current results will not be comparable to historical results.
Labor Disruption
The Writers Guild of America and Screen Actors Guild-American Federation of Television and Radio Artists went on strike in May and July 2023, respectively. There were no material impacts to our business during the three months ended June 30, 2023 as a result of the strikes. We continue to closely monitor the ongoing impact to our business; however, the effects on our operations and results are not yet known and will depend on future developments, which are highly uncertain and cannot be predicted.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
On April 8, 2022, the Company issued 1.7 billion shares of WBD common stock as consideration paid for the acquisition of WM. (See Note 3.)
Earnings Per Share
All share and per share amounts have been retrospectively adjusted to reflect the reclassification and automatic conversion into WBD common stock, except for Series A-1 Preferred Stock, which has not been recast because the conversion of Series A-1 Preferred Stock into WBD common stock in connection with the Merger was considered a discrete event and treated prospectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the Company’s calculated earnings per share (in millions). Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,220)	$(3,408)	$(2,280)	$(2,933)
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	—	—	—	(49)
Net income attributable to noncontrolling interests	(16)	(7)	(24)	(23)
Net income attributable to redeemable noncontrolling interests	(4)	(3)	(5)	(6)
Net loss allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted net loss per share	$(1,240)	$(3,418)	$(2,309)	$(3,011)

Denominator — weighted average:
Common shares outstanding — basic and diluted	2,437	2,286	2,434	1,443

Basic net loss per share allocated to common stockholders	$(0.51)	$(1.50)	$(0.95)	$(2.09)
Diluted net loss per share allocated to common stockholders	$(0.51)	$(1.50)	$(0.95)	$(2.09)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive share-based awards	73	57	67	45
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Purchase Price Allocation
The Company applied the acquisition method of accounting to WM, whereby the excess of the fair value of the purchase price paid over the fair value of identifiable net assets acquired and liabilities assumed was allocated to goodwill. Goodwill reflects the assembled workforce of WM as well as revenue enhancements, cost savings and operating synergies that are expected to result from the Merger. The goodwill recorded as part of the Merger has been allocated to the Studios, Networks and DTC reportable segments in the amount of $9,308 million, $7,074 million and $5,727 million, respectively, and is not deductible for tax purposes.
During the three months ended June 30, 2023, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the period in which the adjustments occurred. Adjustments recorded during the three and six months ended June 30, 2023 were $220 million and $368 million, respectively, primarily related to taxes, and were recorded in other noncurrent assets, deferred income taxes and other noncurrent liabilities, with an offset to goodwill. The allocation of the purchase price to the assets acquired and liabilities assumed, measurement period adjustments, and a reconciliation to total consideration transferred is presented in the table below (in millions).

	Preliminary April 8, 2022	Measurement Period Adjustments	Final April 8, 2022
Cash	$2,419	$(10)	$2,409
Accounts receivable	4,224	(60)	4,164
Other current assets	4,619	(133)	4,486
Film and television content rights and games	28,729	(344)	28,385
Property and equipment	4,260	13	4,273
Goodwill	21,513	596	22,109
Intangible assets	44,889	100	44,989
Other noncurrent assets	5,206	283	5,489
Current liabilities	(10,544)	12	(10,532)
Debt assumed	(41,671)	(9)	(41,680)
Deferred income taxes	(13,264)	492	(12,772)
Other noncurrent liabilities	(8,004)	(940)	(8,944)
Total consideration paid	$42,376	$—	$42,376
The fair values of the assets acquired and liabilities assumed were determined using several valuation approaches including, but not limited to, various cost approaches and income approaches, such as relief from royalty, multi-period excess earnings, and with-or-without.
The table below presents a summary of intangible assets acquired, exclusive of content assets, and the weighted average useful life of these assets.

	Fair Value	Weighted Average Useful Life in Years
Trade names	$21,084	34
Affiliate, advertising and subscriber relationships	14,800	6
Franchises	7,900	35
Other intangible assets	1,205
Total intangible assets acquired	$44,989

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company incurred acquisition-related costs of $47 million and $94 million for the three and six months ended June 30, 2023, respectively, and $194 million and $281 million for the three and six months ended June 30, 2022, respectively. These costs were associated with legal and professional services and integration activities and were recognized as operating expenses on the consolidated statement of operations. Additionally, the expense related to the issuance of additional shares of common stock in connection with the conversion of Advance/Newhouse Programming’s Series A-1 Preferred Stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger. (See Note 2.)
As a result of the Merger, WM’s assets, liabilities, and operations were included in the Company’s consolidated financial statements from the Closing Date. The following table presents WM revenue and earnings as reported within the consolidated financial statements (in millions).

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three and Six Months Ended June 30, 2022
Revenues:
Distribution	$3,871	$7,756	$3,526
Advertising	1,250	2,404	1,163
Content	2,978	6,316	2,835
Other	226	454	208
Total revenues	8,325	16,930	7,732
Inter-segment eliminations	(630)	(1,107)	(840)
Net revenues	$7,695	$15,823	$6,892
Net loss available to Warner Bros. Discovery, Inc.	$(1,366)	$(2,413)	$(3,020)
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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues	$10,823	$22,264
Net loss available to Warner Bros. Discovery, Inc.	(1,857)	(2,156)
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restructuring by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Studios	$10	$200	$86	$200
Networks	110	308	113	312
DTC	18	475	27	475
Corporate and inter-segment eliminations	8	50	15	51
Total restructuring	$146	$1,033	$241	$1,038
During the three months ended June 30, 2023, restructuring charges primarily included contract terminations and facility consolidation activities of $15 million, organization restructuring of $124 million, and other charges of $7 million. During the three months ended June 30, 2022, restructuring charges primarily included content impairments of $496 million, employee terminations of $208 million, and content development write-offs of $329 million.
During the six months ended June 30, 2023, restructuring charges primarily included contract terminations and facility consolidation activities of $71 million, organization restructuring of $159 million, and other charges of $11 million. During the six months ended June 30, 2022, restructuring charges primarily included content impairments of $501 million, employee terminations of $208 million, and content development write-offs of $329 million.
Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2022	$156	$361	$188	$159	$864
Contract termination accruals, net	25	2	—	—	27
Employee termination accruals, net	21	107	13	18	159
Other accruals	—	2	—	—	2
Cash paid	(117)	(252)	(116)	(95)	(580)
June 30, 2023	$85	$220	$85	$82	$472
NOTE 5. REVENUES
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended June 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$3	$2,941	$2,192	$(1)	$5,135
Advertising	4	2,448	121	(54)	2,519
Content	2,398	284	410	(646)	2,446
Other	176	85	9	(12)	258
Total	$2,581	$5,758	$2,732	$(713)	$10,358

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$4	$2,841	$1,993	$—	$4,838
Advertising	10	2,624	96	(9)	2,721
Content	2,636	220	132	(924)	2,064
Other	146	57	4	(3)	204
Total	$2,796	$5,742	$2,225	$(936)	$9,827

	Six Months Ended June 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$6	$5,936	$4,357	$(1)	$10,298
Advertising	7	4,685	224	(99)	4,817
Content	5,425	529	595	(1,149)	5,400
Other	355	189	11	(12)	543
Total	$5,793	$11,339	$5,187	$(1,261)	$21,058

	Six Months Ended June 30, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$4	$3,961	$2,225	$—	$6,190
Advertising	10	4,054	142	(9)	4,197
Content	2,641	536	134	(924)	2,387
Other	146	64	5	(3)	212
Total	$2,801	$8,615	$2,506	$(936)	$12,986
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	June 30, 2023	December 31, 2022
Contract liabilities	Deferred revenues	$1,548	$1,694
Contract liabilities	Other noncurrent liabilities	393	361
For the six months ended June 30, 2023 and 2022, respectively, revenues of $1,102 million and $347 million were recognized that were included in deferred revenues as of December 31, 2022 and December 31, 2021, respectively. Contract assets were not material as of June 30, 2023 and December 31, 2022.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Remaining Performance Obligations
As of June 30, 2023, $13,216 million of revenue is expected to be recognized from remaining performance obligations under our long-term contracts. The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	June 30, 2023	Duration
Distribution - fixed price or minimum guarantee	$3,951	Through 2031
Content licensing and sports sublicensing	6,077	Through 2030
Brand licensing	2,267	Through 2043
Advertising	921	Through 2027
Total	$13,216
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
NOTE 6. SALES OF RECEIVABLES
Revolving Receivables Program
The Company’s bankruptcy-remote consolidated subsidiary held $3,585 million of pledged receivables as of June 30, 2023 in connection with its revolving receivables program. For the three and six months ended June 30, 2023, the Company has recognized $9 million and $42 million, respectively, in selling, general and administrative expenses, net of non-designated derivatives from the revolving receivables program in the consolidated statements of operations. (See Note 10.) For the three and six months ended June 30, 2022, the Company recognized $41 million in selling, general and administrative expenses in the consolidated statements of operations. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,295 million as of June 30, 2023.
The following table presents a summary of receivables sold (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross receivables sold/cash proceeds received	$3,637	$3,205	$6,416	$3,205
Collections reinvested under revolving agreement	(3,642)	(3,505)	(6,487)	(3,505)
Net cash proceeds remitted (a)	$(5)	$(300)	$(71)	$(300)
Net receivables sold	$3,606	$3,198	$6,304	$3,198
Obligations recorded (Level 3)	$112	$98	$260	$98
(a) Includes the collection on receivables sold but not remitted of $405 million as of June 30, 2023.
The following table presents a summary of the amounts transferred or pledged (in millions).

	June 30, 2023	December 31, 2022
Gross receivables pledged as collateral	$3,585	$3,468
Restricted cash pledged as collateral	$—	$150
Balance sheet classification:
Receivables, net	$3,285	$3,015
Prepaid expenses and other current assets	$—	$150
Other noncurrent assets	$300	$453

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement was $72 million for the six months ended June 30, 2023. No amounts were sold under the Company’s factoring arrangement for the six months ended June 30, 2022. The impact to the consolidated statements of operations was immaterial for the three and six months ended June 30, 2023 and 2022. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.
NOTE 7. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized content costs are grouped based on their predominant monetization strategy: individually or as a group. Programming rights include content licensed from third parties, such as film, television and sports rights. The table below presents the components of content rights (in millions).

	June 30, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,774	$—	$2,774
Completed and not released	629	—	629
In production	1,549	—	1,549
In development	105	—	105

Television production costs:
Released, less amortization	2,050	6,718	8,768
Completed and not released	412	664	1,076
In production	337	3,620	3,957
In development	64	12	76
Total theatrical film and television production costs	$7,920	$11,014	$18,934
Programming rights, less amortization			5,295
Game development costs, less amortization			604
Total film and television content rights and games			24,833
Less: Current content rights and prepaid license fees, net			(440)
Total noncurrent film and television content rights and games			$24,393

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$3,544	$—	$3,544
Completed and not released	507	—	507
In production	1,700	—	1,700
In development	95	—	95

Television production costs:
Released, less amortization	2,200	6,513	8,713
Completed and not released	939	310	1,249
In production	427	4,424	4,851
In development	30	15	45
Total theatrical film and television production costs	$9,442	$11,262	$20,704
Programming rights, less amortization			5,843
Game development costs, less amortization			650
Total film and television content rights and games			27,197
Less: Current content rights and prepaid license fees, net			(545)
Total noncurrent film and television content rights and games			$26,652
Content amortization consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Predominately monetized individually	$1,031	$1,927	$2,562	$2,177
Predominately monetized as a group	3,579	3,189	6,675	3,908
Total content amortization	$4,610	$5,116	$9,237	$6,085
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. For the three and six months ended June 30, 2023, total content impairments were $28 million and $124 million, respectively. For the three and six months ended June 30, 2022, total content impairments were $502 million and $506 million, respectively. Content impairments of $496 million and $501 million, respectively, and content development write-offs of $329 million for the three and six months ended June 30, 2022 were due to the abandonment of certain content categories in connection with the strategic realignment of content following the Merger and are reflected in restructuring in the Studios, Networks and DTC segments.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	June 30, 2023	December 31, 2022
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$279	$313
nC+	Other noncurrent assets	32%	135	135
Other	Other noncurrent assets		595	614
Total equity method investments			1,009	1,062

Investments with readily determinable fair values	Other noncurrent assets		43	28

Investments without readily determinable fair values	Other noncurrent assets (a)		436	498
Total investments			$1,488	$1,588
(a) Investments without readily determinable fair values included $17 million as of June 30, 2023 and $10 million as of December 31, 2022 that were included in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2023, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $771 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $712 million as of June 30, 2023 and $720 million as of December 31, 2022. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations. VIE losses were $25 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $53 million and $20 million for the six months ended June 30, 2023 and 2022, respectively.
Equity Investments Without Readily Determinable Fair Values Assessed Under the Measurement Alternative
During the three and six months ended June 30, 2023, the Company concluded that its other equity investments without readily determinable fair values had decreased $3 million and $71 million, respectively, in fair value as a result of observable price changes in orderly transactions for the identical or similar investment of the same issuer. The decrease in fair value is recorded in other income (expense), net on the consolidated statements of operations. (See Note 14.) As of June 30, 2023, the Company had recorded cumulative impairments of $300 million for its equity investments without readily determinable fair values.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of June 30, 2023	June 30, 2023	December 31, 2022
Term loans with maturities of 3 years or less	6.52%	$1,400	$4,000
Floating rate senior notes with maturities of 5 years or less	6.70%	40	500
Senior notes with maturities of 5 years or less	3.91%	15,873	12,759
Senior notes with maturities between 5 and 10 years	4.28%	8,607	10,373
Senior notes with maturities greater than 10 years	5.11%	21,644	21,644
Total debt		47,564	49,276
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(287)	(277)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		47,277	48,999
Current portion of debt		(3,001)	(365)
Noncurrent portion of debt		$44,276	$48,634
During the three months ended June 30, 2023, the Company commenced a tender offer to purchase for cash any and all of its outstanding Floating Rate Notes due in 2024. The Company completed the tender offer in June 2023, by purchasing Floating Rate Notes in the amount of $460 million validly tendered and accepted for purchase pursuant to the offer. The Company also repaid $1.1 billion of aggregate principal amount outstanding of its term loan prior to the due date of April 2025 and completed open market repurchases for $88 million of aggregate principal amount outstanding of its senior notes.
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
As of June 30, 2023, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), Discovery Communications, LLC (“DCL”) (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (to the extent it is not the primary obligor on such senior notes), except for $1.4 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks. Additionally, the term loans of WarnerMedia Holdings, Inc., made under the $10.0 billion term loan credit agreement (the “Term Loan Credit Agreement”), are fully and unconditionally guaranteed by the Company, Scripps Networks, and DCL.
Revolving Credit Facility and Commercial Paper Programs
The Company has a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Company may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Company’s commercial paper program is supported by the Credit Facility. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under its Credit Facility or its commercial paper program.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Credit Agreement Financial Covenants
The Revolving Credit Agreement and the Term Loan Credit Agreement (together, the “Credit Agreements”) include financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively. As of June 30, 2023, DCL and WarnerMedia Holdings, Inc. were in compliance with all covenants and there were no events of default under the Credit Agreements.
NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company is exposed to foreign currency exchange rate market risk and interest rate fluctuations. As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign currency forward contracts, fixed-to-fixed currency swaps, total return swaps and interest rate swaps, to hedge certain foreign currency, market value and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
The following table summarizes the impact of derivative financial instruments on the Company’s consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of June 30, 2023 and December 31, 2022. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2).

	June 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,867	$62	$27	$34	$16	$1,382	$49	$35	$42	$25
Cross-currency swaps	—	—	—	—	—	482	3	58	—	—
Net investment hedges: (a)
Cross-currency swaps	1,761	20	9	10	49	1,778	20	12	—	73
Fair value hedges:
Interest rate swaps	1,500	14	—	—	13	—	—	—	—	—
No hedging designation:
Foreign exchange	1,090	2	1	3	87	976	5	1	3	96
Cross-currency swaps	—	—	—	—	—	139	3	—	—	3
Interest rate swaps	6,000	41	20	—	—	—	—	—	—	—
Total return swaps	377	15	—	—	—	291	—	—	13	—
Total		$154	$57	$47	$165		$80	$106	$58	$197
(a) Excludes €164 million of euro-denominated notes ($179 million and $174 million equivalent at June 30, 2023 and December 31, 2022, respectively) designated as net investment hedges and £407 million of sterling notes ($513 million equivalent at June 30, 2023) designated as a net investment hedge. (See Note 9.)
Derivatives Designated for Hedge Accounting
Cash Flow Hedges
The Company uses foreign exchange forward contracts to mitigate the foreign currency risk related to revenues, production rebates and production expenses and fixed-to-fixed cross-currency swaps to mitigate foreign currency risk associated with its British Pound Sterling denominated debt. In April 2023, the Company unwound cross-currency swaps related to its Sterling debt and recognized a gain of $76 million as an adjustment to other comprehensive income. The Sterling debt was subsequently re-designated as a net investment hedge effective May 2023.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive (loss) income (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$19	$(7)	$20	$(20)
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(1)	(2)	(2)	2
Foreign exchange - advertising revenue	—	—	—	1
Foreign exchange - costs of revenues	(11)	18	(9)	19
Foreign exchange - other income (expense), net	18	—	18	—
Interest rate - interest expense, net	—	(1)	1	(1)
If current fair values of designated cash flow hedges as of June 30, 2023 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 32 years.
Net Investment Hedges
The Company uses fixed-to-fixed cross currency swaps to mitigate foreign currency risk associated with the net assets of non-USD functional entities.
During the three months ended June 30, 2023, to mitigate the currency risk associated with the net assets of non-USD functional entities, the Company re-designated its Sterling denominated debt due in 2024 as a net investment hedge after the unwind of the cash flow hedge previously noted.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive (loss) income (in millions). Other than amounts excluded from effectiveness testing, there were no other gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2023	2022		2023	2022
Cross currency swaps	$3	$52	Interest expense, net	$6	$7
Euro-denominated notes (foreign denominated debt)	—	6	N/A	—	—
Sterling notes (foreign denominated debt)	(6)	41	N/A	—	—
Total	$(3)	$99		$6	$7

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2023	2022		2023	2022
Cross currency swaps	$25	$71	Interest expense, net	$11	$22
Euro denominated notes (foreign denominated debt)	5	6	N/A	—	—
Sterling notes (foreign denominated debt)	(6)	54	N/A	—	—
Total	$24	$131		$11	$22

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following table presents fair value hedge adjustments to hedged borrowings (in millions).

	Carrying Amount of Hedged Borrowings		Cumulative Amount of Fair Value Hedging Adjustments Included in Hedged Borrowings
Balance Sheet Location	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Noncurrent portion of debt	$1,501	$—	$1	$—
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) on changes in fair value of hedged fixed rate debt (1)	$11	$—	$(1)	$—
(Loss) gain on changes in the fair value of derivative contracts (1)	(11)	—	1	—
Total in interest expense, net	$—	$—	$—	$—

(1) Accrued interest related to the hedged debt and derivative contracts is excluded from the amounts above and was $20 million and $25 million for the three and six months ended June 30, 2023, respectively.

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
The Company is exposed to risk of secured overnight financing rate changes in connection with securitization interest paid on the receivables securitization program. To mitigate this risk, the Company entered into $6.0 billion notional of non-designated interest rate swaps. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.
As production spend occurs or when rebate receivables are recognized, the aforementioned forward contracts designated as cash flow hedges are de-designated. After de-designation, gains and losses on these derivatives directly impact earnings in the same line as the hedged risk.
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$62	$—	$62	$—
Total return swaps	13	—	31	—
Total in selling, general and administrative expense	75	—	93	—
Interest rate swaps	—	—	—	512
Cross-currency swaps	1	7	1	7
Foreign exchange derivatives	(1)	(31)	2	(46)
Total in other income (expense), net	—	(24)	3	473
Total	$75	$(24)	$96	$473

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$145	$—	$145
Equity securities:
Money market fund	Cash and cash equivalents	2	—	—	2
Mutual funds	Prepaid expenses and other current assets	10	—	—	10
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	4	—	4
Mutual funds	Other noncurrent assets	238	—	—	238
Company-owned life insurance contracts	Other noncurrent assets	—	94	—	94
Total		$250	$243	$—	$493
Liabilities
Deferred compensation plan	Accrued liabilities	$65	$—	$—	$65
Deferred compensation plan	Other noncurrent liabilities	604	—	—	604
Total		$669	$—	$—	$669

		December 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$50	$—	$50
Equity securities:
Money market funds	Cash and cash equivalents	20	—	—	20
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	243	—	—	243
Company-owned life insurance contracts	Other noncurrent assets	—	94	—	94
Time deposits	Other noncurrent assets	—	8	—	8
Total		$277	$153	$—	$430
Liabilities
Deferred compensation plan	Accrued liabilities	$73	$—	$—	$73
Deferred compensation plan	Other noncurrent liabilities	590	—	—	590
Total		$663	$—	$—	$663

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2023 and December 31, 2022. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $41.2 billion and $38.0 billion as of June 30, 2023 and December 31, 2022, respectively.
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

	Six Months Ended June 30, 2023
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	4.0	$15.41
RSUs	27.9	$14.93
Stock options	2.2	$15.02
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2023 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$49	1.9
RSUs	682	2.2
Stock options	144	2.9
Total unrecognized compensation cost	$875
NOTE 13. INCOME TAXES
Income tax benefit was $260 million and $438 million for the three and six months ended June 30, 2023, respectively, and income tax benefit was $836 million and $635 million for the three and six months ended June 30, 2022, respectively. The decrease in income tax benefit for the three and six months ended June 30, 2023 was primarily attributable to an increase in pre-tax book income. The decrease is partially offset by the tax benefit from an uncertain tax position reserve release as a result of a multi-year audit resolution recorded in the three months ended June 30, 2023 and an unfavorable tax adjustment related to the preferred stock conversion transaction expense recorded in the three months ended June 30, 2022 associated with the Merger.
Income tax benefit for the three and six months ended June 30, 2023 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.
As of June 30, 2023 and December 31, 2022, the Company’s reserves for uncertain tax positions totaled $2,134 million and $1,929 million, respectively. The increase in the reserve for uncertain tax positions as of June 30, 2023 is primarily attributable to tax reserves that were recorded in 2023 through purchase accounting related to the Merger, which is partially offset by tax reserves released in 2023 upon audit resolutions. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company’s uncertain tax positions could decrease by as much as $69 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2023 and December 31, 2022, the Company had accrued approximately $507 million and $413 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The increase in the interest and penalties accrual as of June 30, 2023 includes interest and penalty accruals recorded in 2023 through purchase accounting related to the Merger. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income (Expense), net
Other income (expense), net, consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency losses, net	$(4)	$(81)	$(97)	$(70)
(Losses) gains on derivative instruments, net	—	(24)	3	473
Change in the value of investments with readily determinable fair value	(8)	(70)	21	(90)
Gain on sale of equity method investments	—	133	—	133
Change in fair value of equity investments without readily determinable fair value	(3)	—	(71)	—
Other income (expense), net	42	(9)	98	(7)
Total other income (expense), net	$27	$(51)	$(46)	$439
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
Cash paid for taxes, net	$830	$442
Cash paid for interest, net	1,137	390
Non-cash investing and financing activities:
Equity issued for the acquisition of WarnerMedia	—	42,309
Accrued purchases of property and equipment	72	47
Assets acquired under finance lease and other arrangements	72	27
Assets held for sale	25	—
Cash, Cash Equivalents, and Restricted Cash

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,027	$3,731
Restricted cash - recorded in prepaid expenses and other current assets (1)	50	199
Total cash, cash equivalents, and restricted cash	$3,077	$3,930

(1) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 6 and Note 10.)
Goodwill and Intangible Assets Impairment Analysis
During the six months ended June 30, 2023, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment or triggering events. Due to declining levels of global GDP growth, disruption in the film and television industry, a weakening advertising market associated with the Company’s Networks reporting unit, and execution risk associated with anticipated growth in the Company’s DTC reporting unit, the Company will continue to monitor its reporting units for changes that could impact recoverability.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Assets Held for Sale
In 2022, the Company classified its Ranch Lot and Knoxville office building and land as assets held for sale. The Company reclassified $209 million to prepaid expenses and other assets on the consolidated balance sheet during 2022 and stopped recording depreciation on the assets. The Knoxville office building and land was sold during the three months ended March 31, 2023.
Supplier Finance Programs
Consistent with customary industry practice, the Company generally pays certain content producers at or near the completion of the production cycle. In these arrangements, content producers may earn fees upon contractual milestones to be invoiced at or near completion of production. In these instances, the Company accrues the content in progress in accordance with the contractual milestones. Certain of the Company’s content producers sell their related receivables to a bank intermediary who provides payments that coincide with these contractual production milestones upon confirmation with the Company of our obligation to the content producer. This confirmation does not involve a security interest in the underlying content or otherwise result in the payable receiving seniority with respect to other payables of the Company. As of June 30, 2023 and December 31, 2022, the Company has confirmed $270 million and $273 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets, given the principal purpose of the arrangement is to allow producers access to funds prior to the typical payment due date and the arrangement does not significantly change the nature of the payables and does not significantly extend the payment terms beyond the industry norms. Invoices processed through the program are subject to a one-year maximum tenor. The Company does not incur any fees or expenses associated with the paying agent services, and this service may be terminated by the Company or the financial institution upon 30 days’ notice. At, or near, the production completion date (invoice due date), the Company pays the financial institution the stated amounts for confirmed producer invoices. These payments are reported as cash flows from operating activities.
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,072)	$15	$(48)	$(1,105)
Other comprehensive income (loss) before reclassifications	60	11	(4)	67
Reclassifications from accumulated other comprehensive loss to net income	—	(4)	—	(4)
Other comprehensive income (loss)	60	7	(4)	63
Ending balance	$(1,012)	$22	$(52)	$(1,042)

	Three Months Ended June 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(944)	$10	$(13)	$(947)
Other comprehensive loss before reclassifications	(488)	(7)	—	(495)
Reclassifications from accumulated other comprehensive loss to net income	—	(11)	—	(11)
Other comprehensive loss	(488)	(18)	—	(506)
Ending balance	$(1,432)	$(8)	$(13)	$(1,453)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,498)	$14	$(39)	$(1,523)
Other comprehensive income (loss) before reclassifications	486	14	(13)	487
Reclassifications from accumulated other comprehensive loss to net income	—	(6)	—	(6)
Other comprehensive income (loss)	486	8	(13)	481
Ending balance	$(1,012)	$22	$(52)	$(1,042)

	Six Months Ended June 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(845)	$28	$(13)	$(830)
Other comprehensive loss before reclassifications	(585)	(19)	—	(604)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(17)	—	(19)
Other comprehensive loss	(587)	(36)	—	(623)
Ending balance	$(1,432)	$(8)	$(13)	$(1,453)
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
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and service charges:
Liberty Group	$456	$535	$974	$693
Equity method investees	118	179	293	237
Other	47	156	94	189
Total revenues and service charges	$621	$870	$1,361	$1,119
Expenses	$93	$166	$192	$242
Distributions to noncontrolling interests and redeemable noncontrolling interests	$32	$40	$269	$264
The table below presents receivables due from and payables due to related parties (in millions).

	June 30, 2023	December 31, 2022
Receivables	$403	$338
Payables	$19	$38

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.
The tables below present summarized financial information for each of the Company’s reportable segments and inter-segment eliminations (in millions).
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Studios	$2,581	$2,796	$5,793	$2,801
Networks	5,758	5,742	11,339	8,615
DTC	2,732	2,225	5,187	2,506
Corporate	(1)	13	(1)	13
Inter-segment eliminations	(712)	(949)	(1,260)	(949)
Total revenues	$10,358	$9,827	$21,058	$12,986
Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Studios	$306	$239	$913	$242
Networks	2,166	2,262	4,459	3,617
DTC	(3)	(518)	47	(745)
Corporate	(245)	(305)	(600)	(409)
Inter-segment eliminations	(75)	(14)	(59)	(14)
Adjusted EBITDA	$2,149	$1,664	$4,760	$2,691

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Loss available to Warner Bros. Discovery, Inc. to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss available to Warner Bros. Discovery, Inc.	$(1,240)	$(3,418)	$(2,309)	$(2,962)
Net income attributable to redeemable noncontrolling interests	4	3	5	6
Net income attributable to noncontrolling interests	16	7	24	23
Income tax benefit	(260)	(836)	(438)	(635)
Loss before income taxes	(1,480)	(4,244)	(2,718)	(3,568)
Other (income) expense, net	(27)	51	46	(439)
Loss from equity investees, net	22	43	59	57
Loss on extinguishment of debt	5	—	5	—
Interest expense, net	574	511	1,145	664
Operating loss	(906)	(3,639)	(1,463)	(3,286)
Depreciation and amortization	1,914	2,266	3,972	2,791
Employee share-based compensation	135	147	241	204
Restructuring	146	1,033	241	1,038
Transaction and integration costs	47	983	94	1,070
Facility consolidation costs	23	—	23	—
Amortization of fair value step-up for content	762	870	1,593	870
Amortization of capitalized interest for content	22	—	22	—
Impairments and loss on dispositions	6	4	37	4
Adjusted EBITDA	$2,149	$1,664	$4,760	$2,691
NOTE 18. SUBSEQUENT EVENTS
On July 26, 2023, the Company terminated its Rule 10b5-1 senior note repurchase programs. Under the programs, $95 million was repurchased during July 2023.
On August 3, 2023, the Company announced that its wholly-owned subsidiaries, Warner Media, LLC (“WML”), Historic TW Inc. (“TWI”), DCL and WarnerMedia Holdings, Inc. (“WMH”), had commenced cash tender offers pursuant to which (i) WML will offer to purchase for cash any and all of its outstanding 4.050% Senior Notes due 2023 and 3.550% Senior Notes due 2024, (ii) TWI will offer to purchase for cash any and all of its outstanding 7.570% Senior Notes due 2024, (iii) DCL will offer to purchase for cash any and all of its outstanding 3.800% Senior Notes due 2024 and (iv) WMH will offer to purchase for cash any and all of its outstanding 3.528% Senior Notes due 2024 and 3.428% Senior Notes due 2024.

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
BUSINESS OVERVIEW
Warner Bros. Discovery is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
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
The Writers Guild of America and Screen Actors Guild-American Federation of Television and Radio Artists went on strike in May and July 2023, respectively. There were no material impacts to our business during the three months ended June 30, 2023 as a result of the strikes. We continue to closely monitor the ongoing impact to our business; however, the effects on our operations and results are not yet known and will depend on future developments, which are highly uncertain and cannot be predicted.
In May 2023, we launched Max, our enhanced streaming service. Max combines HBO Max and discovery+ content to create a unique and complete viewing experience for consumers by combining our unrivaled breadth and superior quality of content and brands with iconic franchises and strong product experience. discovery+ will continue to be available to consumers.
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024. We expect that we will incur approximately $4.1 - $5.3 billion in pre-tax restructuring charges, of which we have incurred $4.0 billion as of June 30, 2023. Of the total expected pre-tax restructuring charges, we expect total cash expenditures to be $1.0 - $ 1.5 billion. During the three and six months ended June 30, 2023, we incurred $146 million and $241 million, respectively, of pre-tax restructuring charges. While our restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024.
As of June 30, 2023, we classified our operations in three reportable segments:
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

RESULTS OF OPERATIONS
The discussion below compares our actual results for the three and six months ended June 30, 2023 to our pro forma combined results, as if the Merger occurred on January 1, 2021, for the three and six months ended June 30, 2022. Management believes reviewing our pro forma combined operating results in addition to actual operating results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our Studios, Networks, DTC, Corporate, and inter-segment eliminations information is based on the historical operating results of the respective segments and include, where applicable, adjustments for (i) additional costs of revenues from the fair value step-up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments.
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

Consolidated Results of Operations
The tables below present our consolidated results of operations (in millions).

	Three Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Combined (ex-FX)
Revenues:
Distribution	$5,135	$4,838	$343	$5,181	6%	(1)%	—%
Advertising	2,519	2,721	178	2,899	(7)%	(13)%	(13)%
Content	2,446	2,064	446	2,510	19%	(3)%	(3)%
Other	258	204	29	233	26%	11%	9%
Total revenues	10,358	9,827	996	10,823	5%	(4)%	(4)%
Costs of revenues, excluding depreciation and amortization	6,636	6,625	520	7,145	—%	(7)%	(7)%
Selling, general and administrative	2,562	3,538	(553)	2,985	(28)%	(14)%	(14)%
Depreciation and amortization	1,914	2,266	(420)	1,846	(16)%	4%	4%
Restructuring	146	1,033	(89)	944	(86)%	(85)%	(85)%
Impairments and loss on dispositions	6	4	—	4	50%	50%	(25)%
Total costs and expenses	11,264	13,466	(542)	12,924	(16)%	(13)%	(13)%
Operating loss	(906)	(3,639)	1,538	(2,101)	75%	57%	57%
Interest expense, net	(574)	(511)	(54)	(565)
Loss on extinguishment of debt	(5)	—	—	—
Loss from equity investees, net	(22)	(43)	(7)	(50)
Other income (expense), net	27	(51)	25	(26)
Loss before income taxes	(1,480)	(4,244)	1,502	(2,742)
Income tax benefit	260	836	60	896
Net loss	(1,220)	(3,408)	1,562	(1,846)
Net income attributable to noncontrolling interests	(16)	(7)	(1)	(8)
Net income attributable to redeemable noncontrolling interests	(4)	(3)	—	(3)
Net loss available to Warner Bros. Discovery, Inc.	$(1,240)	$(3,418)	$1,561	$(1,857)

	Six Months Ended June 30,
	2023	2022			% Change
	Actual	Actual (a)	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$10,298	$6,190	$4,339	$10,529	66%	(2)%	(1)%
Advertising	4,817	4,197	1,412	5,609	15%	(14)%	(14)%
Content	5,400	2,387	3,297	5,684	NM	(5)%	(4)%
Other	543	212	230	442	NM	23%	22%
Total revenues	21,058	12,986	9,278	22,264	62%	(5)%	(4)%
Costs of revenues, excluding depreciation and amortization	13,321	7,861	5,781	13,642	69%	(2)%	(2)%
Selling, general and administrative	4,950	4,578	1,745	6,323	8%	(22)%	(21)%
Depreciation and amortization	3,972	2,791	997	3,788	42%	5%	5%
Restructuring	241	1,038	(90)	948	(77)%	(75)%	(75)%
Impairments and loss on dispositions	37	4	—	4	NM	NM	NM
Total costs and expenses	22,521	16,272	8,433	24,705	38%	(9)%	(8)%
Operating loss	(1,463)	(3,286)	845	(2,441)	55%	40%	42%
Interest expense, net	(1,145)	(664)	(499)	(1,163)
Loss on extinguishment of debt	(5)	—	—	—
Loss from equity investees, net	(59)	(57)	(20)	(77)
Other (expense) income, net	(46)	439	139	578
Loss before income taxes	(2,718)	(3,568)	465	(3,103)
Income tax benefit	438	635	342	977
Net loss	(2,280)	(2,933)	807	(2,126)
Net income attributable to noncontrolling interests	(24)	(23)	(1)	(24)
Net income attributable to redeemable noncontrolling interests	(5)	(6)	—	(6)
Net loss available to Warner Bros. Discovery, Inc.	$(2,309)	$(2,962)	$806	$(2,156)

(a) Prior year actual results have been recast to conform to the current period presentation as a result of the Merger and segment recast.
NM - Not meaningful
Unless otherwise indicated, the discussion through operating (loss) income below reflects results for the three and six months ended June 30, 2022 on a pro-forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenues, and selling, general and administrative expenses are substantially attributable to the Merger. The percent changes of line items below operating (loss) income in the table above are not included as the activity is principally in U.S. dollars.
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
Distribution revenue was flat and decreased 1% for the three and six months ended June 30, 2023, respectively. For the three months ended June 30, 2023, declines in linear subscribers in the U.S. and DTC wholesale revenues were offset by global DTC subscriber growth and higher U.S. contractual affiliate rates. The decrease for the six months ended June 30, 2023 was primarily attributable to declines in DTC wholesale revenues and linear subscribers in the U.S., partially offset by global DTC subscriber growth and higher U.S. contractual affiliate rates.

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
Advertising revenue decreased 13% and 14% for the three and six months ended June 30, 2023, respectively, primarily attributable to audience declines in domestic general entertainment and news networks, soft advertising markets in the U.S. and, to a lesser extent, certain international markets, and broadcast of the NCAA March Madness Final Four and Championship in 2022, partially offset by the broadcast of the Stanley Cup Finals. Additionally, the six months ended June 30, 2023 was unfavorably impacted by the prior year broadcast of the Olympics in Europe.
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
Content revenue decreased 3% and 4% for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 was primarily attributable to lower TV licensing, games, home entertainment revenue, and theatrical film rentals, partially offset by the timing of certain DTC licensing deals. The decrease for the six months ended June 30, 2023 was primarily attributable to lower TV licensing, theatrical film rental, and home entertainment revenue, partially offset by higher games revenue due to the release of Hogwarts Legacy and the timing of certain DTC licensing deals.
Other revenue primarily consists of studio production services and tours.
Other revenue increased 9% and 22% for the three and six months ended June 30, 2023, respectively, primarily attributable to services provided to the unconsolidated TNT Sports joint venture (formerly known as BT Sport) and continued strong attendance at Warner Bros. Studio Tour London and Hollywood, as well as the opening of the Warner Bros. Studio Tour Tokyo. In addition, the six months ended June 30, 2023 was favorably impacted by higher studio production services.
Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television/digital series, specials, films, games, and sporting events. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Costs of revenues decreased 7% and 2% for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 was primarily attributable to lower content expense for Studios (television, theatrical, and games), DTC, and Networks. The decrease for the six months ended June 30, 2023 was primarily attributable to lower content expense for Studios (television and theatrical products) and Networks, partially offset by higher games cost of revenue.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy, and back office support fees.
Selling, general and administrative expenses decreased 14%and 21% for the three and six months ended June 30, 2023, respectively, primarily attributable to more efficient marketing-related spend, notwithstanding increased costs in the three months ended June 30, 2023 for the Max U.S. launch campaign, and a reduction in personnel costs and technology-related operating expenses.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 4% and 5% for the three and six months ended June 30, 2023, respectively, primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method, which resulted in lower pro forma amortization in the three and six months ended June 30, 2022.

Restructuring
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. Restructuring costs were primarily attributable to contract terminations, facility consolidation activities, organizational restructuring, and other charges and decreased $797 million and $707 million for the three and six months ended June 30, 2023, respectively. (See Note 4 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions was $6 million and $37 million for the three and six months ended June 30, 2023, respectively.
Interest Expense, net
Actual interest expense, net increased $63 million and $481 million for the three and six months ended June 30, 2023, respectively, primarily attributable to debt assumed as a result of the Merger. (See Note 9 and Note 10 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
Actual losses from our equity method investees were $22 million and $59 million for the three and six months ended June 30, 2023, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 8 to the accompanying consolidated financial statements.)
Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency losses, net	$(4)	$(81)	$(97)	$(70)
(Losses) gains on derivative instruments, net	—	(24)	3	473
Change in the value of investments with readily determinable fair value	(8)	(70)	21	(90)
Gain on sale of equity method investments	—	133	—	133
Change in fair value of equity investments without readily determinable fair value	(3)	—	(71)	—
Other income (expense), net	42	(9)	98	(7)
Total other income (expense), net	$27	$(51)	$(46)	$439
Income Tax Benefit
Income tax benefit was $260 million and $438 million for the three and six months ended June 30, 2023, respectively, and income tax benefit was $836 million and $635 million for the three and six months ended June 30, 2022, respectively. The decrease in income tax benefit for the three and six months ended June 30, 2023 was primarily attributable to an increase in pre-tax book income. The decrease is partially offset by the tax benefit from an uncertain tax position reserve release as a result of a multi-year audit resolution recorded in the three months ended June 30, 2023 and an unfavorable tax adjustment related to the preferred stock conversion transaction expense recorded in the three months ended June 30, 2022 associated with the merger.
Income tax benefit for the three and six months ended June 30, 2023 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.

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
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.
The table below presents our Adjusted EBITDA by segment (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Studios	$306	$239	28%	$913	$242	NM
Networks	$2,166	$2,262	(4)%	$4,459	$3,617	23%
DTC	$(3)	$(518)	99%	$47	$(745)	NM
Corporate	$(245)	$(305)	20%	$(600)	$(409)	(47)%
Inter-segment eliminations	$(75)	$(14)	NM	$(59)	$(14)	NM

 Studios Segment
The following tables present, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating (loss) income (in millions).

	Three Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$3	$4	$1	$5	(25)%	(40)%	(40)%
Advertising	4	10	—	10	(60)%	(60)%	(60)%
Content	2,398	2,636	551	3,187	(9)%	(25)%	(25)%
Other	176	146	16	162	21%	9%	9%
Total revenues	2,581	2,796	568	3,364	(8)%	(23)%	(24)%
Costs of revenues, excluding depreciation and amortization	1,645	2,006	328	2,334	(18)%	(30)%	(30)%
Selling, general and administrative	630	551	70	621	14%	1%	1%
Adjusted EBITDA	306	239	170	409	28%	(25)%	(26)%
Depreciation and amortization	143	158	(21)	137
Employee share-based compensation	—	—	1	1
Restructuring	10	200	(38)	162
Transaction and integration costs	2	—	—	—
Amortization of fair value step-up for content	271	563	(422)	141
Amortization of capitalized interest for content	22	—	—	—
Impairments and loss on dispositions	(1)	—	—	—
Operating (loss) income	$(141)	$(682)	$650	$(32)

	Six Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$6	$4	$6	$10	50%	(40)%	(40)%
Advertising	7	10	9	19	(30)%	(63)%	(63)%
Content	5,425	2,641	3,898	6,539	NM	(17)%	(16)%
Other	355	146	154	300	NM	18%	18%
Total revenues	5,793	2,801	4,067	6,868	NM	(16)%	(15)%
Costs of revenues, excluding depreciation and amortization	3,604	2,007	2,392	4,399	80%	(18)%	(18)%
Selling, general and administrative	1,276	552	698	1,250	NM	2%	4%
Adjusted EBITDA	913	242	977	1,219	NM	(25)%	(24)%
Depreciation and amortization	315	158	115	273
Employee share-based compensation	—	—	26	26
Restructuring	86	200	(38)	162
Transaction and integration costs	4	—	—	—
Amortization of fair value step-up for content	713	563	(251)	312
Amortization of capitalized interest for content	22	—	—	—
Inter-segment eliminations	1	—	—	—
Impairments and loss on dispositions	(1)	—	—	—
Operating (loss) income	$(227)	$(679)	$1,125	$446
The discussion below reflects results for the three and six months ended June 30, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.

Revenues
Content revenue decreased 25% and 16% for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 was primarily attributable to lower TV licensing, games, home entertainment, and theatrical film rental revenue. TV licensing revenue decreased due to the timing of TV production, fewer CW series, and fewer series sold to our owned platforms. Games revenue decreased due to the release of LEGO Star Wars: The Skywalker Saga in the second quarter of 2022. Home entertainment and theatrical film rental revenue decreased due to the performance of prior year theatrical releases, including The Batman.
The decrease for the six months ended June 30, 2023 was primarily attributable to lower TV licensing, theatrical film rental, and home entertainment revenue, partially offset by higher games revenue due to the release of Hogwarts Legacy. TV licensing revenue decreased due to certain large TV licensing deals in the prior year, fewer CW series, fewer series sold to our owned platforms, the quantity and mix of theatrical availabilities, and the timing of TV production. Theatrical film rental revenue and home entertainment revenue decreased due to the performance of prior year theatrical releases, including The Batman.
Other revenue increased 9% and 18% for the three and six months ended June 30, 2023, respectively. The increase for the three and six months ended June 30, 2023 was primarily attributable to continued strong attendance at Warner Bros. Studio Tour London and Hollywood, as well as the opening of Warner Bros. Studio Tour Tokyo. In addition, the six months ended June 30, 2023 was favorably impacted by higher studio production services.
Costs of Revenues
Costs of revenues decreased 30% and 18% for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 was primarily attributable to lower content expense for television, theatrical, and games products associated with lower revenues. The decrease for the six months ended June 30, 2023 was primarily attributable to lower content expense for television and theatrical products, partially offset by higher games cost of revenue.
Selling, General and Administrative
Selling, general and administrative expenses increased 1% and 4% for the three and six months ended June 30, 2023, respectively. The increase for the three months ended June 30, 2023 was primarily attributable to higher theatrical marketing expense. The increase for the six months ended June 30, 2023 was primarily attributable to higher marketing expense for games to support the release of Hogwarts Legacy.
Adjusted EBITDA
Adjusted EBITDA decreased 26% and 24% for the three and six months ended June 30, 2023, respectively.
 Networks Segment
The tables below present, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$2,941	$2,841	$171	$3,012	4%	(2)%	(1)%
Advertising	2,448	2,624	178	2,802	(7)%	(13)%	(13)%
Content	284	220	21	241	29%	18%	18%
Other	85	57	9	66	49%	29%	24%
Total revenues	5,758	5,742	379	6,121	—%	(6)%	(5)%
Costs of revenues, excluding depreciation and amortization	2,849	2,767	253	3,020	3%	(6)%	(5)%
Selling, general and administrative	743	713	31	744	4%	—%	—%
Adjusted EBITDA	2,166	2,262	95	2,357	(4)%	(8)%	(7)%
Depreciation and amortization	1,262	1,482	(281)	1,201
Restructuring	110	308	(5)	303
Transaction and integration costs	8	1	—	1
Amortization of fair value step-up for content	279	1	293	294
Inter-segment eliminations	22	(2)	—	(2)
Impairments and loss on dispositions	4	—	—	—
Operating income	$481	$472	$88	$560

	Six Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$5,936	$3,961	$2,183	$6,144	50%	(3)%	(2)%
Advertising	4,685	4,054	1,380	5,434	16%	(14)%	(13)%
Content	529	536	220	756	(1)%	(30)%	(28)%
Other	189	64	55	119	NM	59%	56%
Total revenues	11,339	8,615	3,838	12,453	32%	(9)%	(8)%
Costs of revenues, excluding depreciation and amortization	5,443	3,822	2,148	5,970	42%	(9)%	(8)%
Selling, general and administrative	1,437	1,176	364	1,540	22%	(7)%	(5)%
Adjusted EBITDA	4,459	3,617	1,326	4,943	23%	(10)%	(9)%
Depreciation and amortization	2,566	1,887	598	2,485
Employee share-based compensation	—	—	9	9
Restructuring	113	312	(5)	307
Transaction and integration costs	11	—	—	—
Amortization of fair value step-up for content	400	1	419	420
Inter-segment eliminations	15	(2)	—	(2)
Impairments and loss on dispositions	5	—	—	—
Operating income	$1,349	$1,419	$305	$1,724
The discussion below reflects results for the three and six months ended June 30, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Distribution revenue decreased 1% and 2% for the three and six months ended June 30, 2023, respectively, primarily attributable to a decline in linear subscribers in the U.S., partially offset by higher U.S. contractual affiliate rates.
Advertising revenue decreased 13% and 13% for the three and six months ended June 30, 2023, respectively, primarily attributable to audience declines in domestic general entertainment and news networks, soft advertising markets in the U.S. and, to a lesser extent, certain international markets, and broadcast of the NCAA March Madness Final Four and Championship in 2022, partially offset by the broadcast of the Stanley Cup Finals. Additionally, the six months ended June 30, 2023 was unfavorably impacted by the prior year broadcast of the Olympics in Europe.
Content revenue increased 18% and decreased 28% for the three and six months ended June 30, 2023, respectively. The increase for the three months ended June 30, 2023 was primarily attributable to the timing of inter-segment licensing of content to DTC. The decrease for the six months ended June 30, 2023 was primarily attributable to the prior year broadcast of the Olympics in Europe.
Other revenue increased 24% and 56% for the three and six months ended June 30, 2023, respectively, primarily attributable to services provided to the unconsolidated TNT Sports joint venture (formerly known as BT Sport).
Costs of Revenues
Costs of revenues decreased 5% and 8% for the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 was primarily attributable to the broadcast of the NCAA March Madness Final Four and Championship in 2022 and lower domestic general entertainment content expense, partially offset by higher domestic sports related expense and costs associated with the unconsolidated TNT Sports joint venture. The decrease for the six months ended June 30, 2023 was primarily attributable to the broadcast of the 2022 Olympics, lower domestic general entertainment content expense, and the broadcast of the NCAA March Madness Final Four and Championship in 2022, partially offset by higher domestic sports related expense and costs associated with the unconsolidated TNT Sports joint venture.
Selling, General and Administrative
Selling, general and administrative expenses were flat for the three months ended June 30, 2023 and decreased 5% for the six months ended June 30, 2023, primarily attributable to lower personnel and marketing expenses.

Adjusted EBITDA
Adjusted EBITDA decreased 7% and 9% for the three and six months ended June 30, 2023, respectively.
 DTC Segment
The following tables present, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$2,192	$1,993	$171	$2,164	10%	1%	2%
Advertising	121	96	1	97	26%	25%	25%
Content	410	132	11	143	NM	NM	NM
Other	9	4	2	6	NM	50%	29%
Total revenues	2,732	2,225	185	2,410	23%	13%	14%
Costs of revenues, excluding depreciation and amortization	1,951	1,902	163	2,065	3%	(6)%	(5)%
Selling, general and administrative	784	841	62	903	(7)%	(13)%	(13)%
Adjusted EBITDA	(3)	(518)	(40)	(558)	99%	99%	99%
Depreciation and amortization	424	554	(103)	451
Employee share-based compensation	—	—	(1)	(1)
Restructuring	18	475	(3)	472
Transaction and integration costs	1	—	—	—
Amortization of fair value step-up for content	104	65	16	81
Inter-segment eliminations	—	10	—	10
Impairments and loss on dispositions	(4)	4	—	4
Operating loss	$(546)	$(1,626)	$51	$(1,575)

	Six Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$4,357	$2,225	$2,150	$4,375	96%	—%	—%
Advertising	224	142	36	178	58%	26%	27%
Content	595	134	230	364	NM	63%	62%
Other	11	5	3	8	NM	38%	38%
Total revenues	5,187	2,506	2,419	4,925	NM	5%	6%
Costs of revenues, excluding depreciation and amortization	3,766	2,082	1,977	4,059	81%	(7)%	(7)%
Selling, general and administrative	1,374	1,169	909	2,078	18%	(34)%	(34)%
Adjusted EBITDA	47	(745)	(467)	(1,212)	NM	NM	NM
Depreciation and amortization	930	650	275	925
Restructuring	27	475	(3)	472
Transaction and integration costs	1	1	—	1
Amortization of fair value step-up for content	238	65	76	141
Inter-segment eliminations	2	10	—	10
Impairments and loss on dispositions	1	4	—	4
Operating loss	$(1,152)	$(1,950)	$(815)	$(2,765)
The discussion below reflects results for the three and six months ended June 30, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general, and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.

Revenues
As of June 30, 2023, we had 95.8 million DTC subscribers.1
Distribution revenue increased 2% and was flat for the three and six months ended June 30, 2023, respectively, primarily attributable to global Max/HBO Max retail subscriber gains and Amazon Prime Video Channels subscriber growth from the re-launch in December 2022, partially offset by a decline in wholesale subscribers.
Advertising revenue increased 25% and 27% for the three and six months ended June 30, 2023, respectively, primarily attributable to subscriber growth.
Content revenue increased 184% and 62% for the three and six months ended June 30, 2023, respectively, primarily attributable to the timing of certain licensing deals.
Costs of Revenues
Costs of revenues decreased 5% and 7% for the three and six months ended June 30, 2023, respectively, primarily attributable to lower content amortization and the shutdown of CNN+ in the prior year, partially offset by increased content licensing costs commensurate with higher content revenue.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 13% and 34% for the three and six months ended June 30, 2023, respectively, primarily attributable to more efficient marketing-related spend, notwithstanding increased costs in the three months ended June 30, 2023 for the Max U.S. launch campaign, and the shutdown of CNN+ in the prior year.
Adjusted EBITDA
Adjusted EBITDA increased $554 million and $1,258 million for the three and six months ended June 30, 2023, respectively.
Corporate
The following tables presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(245)	$(305)	$(100)	$(405)	20%	40%	39%
Depreciation and amortization	85	72	(15)	57
Employee share-based compensation	135	147	(32)	115
Restructuring	10	68	(43)	25
Transaction and integration costs	36	982	(782)	200
Facility consolidation costs	23	—	—	—
Amortization of fair value step-up for content	(8)	—	—	—
Inter-segment eliminations	(22)	(8)	—	(8)
Impairments and loss on dispositions	7	—	—	—
Operating loss	$(511)	$(1,566)	$772	$(794)
1 We define a “DTC Subscription” as:
(i) a retail subscription to discovery+, HBO, HBO Max, or Max for which we have recognized subscription revenue, whether directly or through a third party, from a direct-to-consumer platform; (ii) a wholesale subscription to discovery+, HBO, HBO Max, or Max for which we have recognized subscription revenue from a fixed-fee arrangement with a third party and where the individual user has activated their subscription; (iii) a wholesale subscription to discovery+, HBO, HBO Max, or Max for which we have recognized subscription revenue on a per subscriber basis; and (iv) users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.
We may refer to the aggregate number of DTC Subscriptions as “subscribers”.
The reported number of “subscribers” included herein and the definition of “DTC Subscription” as used herein excludes: (i) individuals who subscribe to DTC products, other than discovery+, HBO, HBO Max, and Max, that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) domestic and international Cinemax subscribers, and international basic HBO subscribers; and (iv) users on free trials except for those users on free trial that convert to a DTC Subscription within the first seven days of the next month as noted above.

	Six Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(600)	$(409)	$(353)	$(762)	(47)%	21%	21%
Depreciation and amortization	161	96	9	105
Employee share-based compensation	241	204	(11)	193
Restructuring	17	69	(44)	25
Transaction and integration costs	78	1,069	(564)	505
Facility consolidation costs	23	—	—	—
Amortization of fair value step-up for content	(8)	—	—	—
Inter-segment eliminations	(18)	(8)	—	(8)
Impairments and loss on dispositions	32	—	—	—
Operating loss	$(1,126)	$(1,839)	$257	$(1,582)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
As reported transaction and integration costs for the six months ended June 30, 2022 included the impact of the issuance of additional shares of common stock to Advance/Newhouse Programming Partnership of $789 million upon the closing of the Merger. (See Note 2 to the accompanying consolidated financial statements.)
Adjusted EBITDA improved 39% and 21% for the three and six months ended June 30, 2023, respectively, primarily attributable to reductions to personnel costs and technology-related operating expenses, as well as a favorable timing impact related to the hedging of the securitization program, partially offset by higher deferred compensation expense.
Inter-segment Eliminations
The following tables present our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Inter-segment revenue eliminations	$(712)	$(949)	$(139)	$(1,088)	25%	35%	35%
Inter-segment expense eliminations	(637)	(935)	(116)	(1,051)	32%	39%	39%
Adjusted EBITDA	(75)	(14)	(23)	(37)	NM	NM	NM
Restructuring	(2)	(18)	—	(18)
Amortization of fair value step-up for content	116	241	—	241
Operating loss	$(189)	$(237)	$(23)	$(260)

	Six Months Ended June 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Inter-segment revenue eliminations	$(1,260)	$(949)	$(1,065)	$(2,014)	(33)%	37%	37%
Inter-segment expense eliminations	(1,201)	(935)	(1,038)	(1,973)	(28)%	39%	39%
Adjusted EBITDA	(59)	(14)	(27)	(41)	NM	(44)%	(44)%
Restructuring	(2)	(18)	—	(18)
Amortization of fair value step-up for content	250	241	—	241
Operating loss	$(307)	$(237)	$(27)	$(264)

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2023, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2023, we had $3.0 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Senior Notes
During the six months ended June 30, 2023, we issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. After March 2024, the senior notes are redeemable at par plus accrued and unpaid interest.
Revolving Credit Facility and Commercial Paper
We have a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and have the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). We may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2023, DCL was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the six months ended June 30, 2023, we borrowed and repaid $2,599 million and $2,602 million, respectively, under our Credit Facility and commercial paper program. As of June 30, 2023, we had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,700 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,295 million as of June 30, 2023.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a non-recourse basis to a third-party financial institution. Total trade accounts receivable sold under our factoring arrangement was $72 million during the six months ended June 30, 2023.
•Derivatives
We received investing proceeds of $23 million during the six months ended June 30, 2023 from the unwind and settlement of derivative instruments. (See Note 10 to the accompanying consolidated financial statements.)
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
•Debt
Term Loan
During the six months ended June 30, 2023, we repaid $2,600 million of aggregate principal amount outstanding of our term loan prior to the due date of April 2025.
Floating Rate Notes
During the six months ended June 30, 2023, we completed a tender offer and purchased $460 million of aggregate principal amount of our floating rate notes prior to the due date of March 2024.
Senior Notes
During the six months ended June 30, 2023, we purchased $194 million of aggregate principal amount outstanding of our senior notes due in 2023 and 2024. In addition, we have $179 million and $67 million of senior notes coming due in September and December 2023, respectively, and $2,753 million of senior notes coming due in the first and second quarter of 2024.
We may from time to time seek to prepay, retire or purchase our other outstanding indebtedness through prepayments, redemptions, open market purchases, privately negotiated transactions, tender offers or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, as well as applicable regulatory, legal and accounting factors. Whether or not we repurchase or exchange any debt and the size and timing of any such repurchases or exchanges will be determined at our discretion.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $591 million during the six months ended June 30, 2023, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 8 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the six months ended June 30, 2023, we contributed $45 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we had redeemable equity balances of $306 million at June 30, 2023, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. In 2022, GoldenTree exercised its put right and we are required to purchase GoldenTree’s noncontrolling interest. (See Note 16 to the accompanying consolidated financial statements.) Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $269 million and $264 million for the six months ended June 30, 2023 and 2022, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2023, we made cash payments of $830 million and $1,137 million for income taxes and interest on our outstanding debt, respectively. Cash required for interest payments has increased significantly as a result of the Merger.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents, and restricted cash, beginning of period	$3,930	$3,905
Cash provided by operating activities	1,383	1,334
Cash (used in) provided by investing activities	(567)	2,880
Cash used in financing activities	(1,683)	(4,157)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14	(66)
Net change in cash, cash equivalents, and restricted cash	(853)	(9)
Cash, cash equivalents, and restricted cash, end of period	$3,077	$3,896
Operating Activities
Cash provided by operating activities was $1,383 million and $1,334 million during the six months ended June 30, 2023 and 2022, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income, excluding non-cash items, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash (used in) provided by investing activities was $(567) million and $2,880 million during the six months ended June 30, 2023 and 2022, respectively. The decrease in cash provided by investing activities was primarily attributable to cash acquired from the Merger in the prior year, less proceeds received from the unwind and settlement of derivative instruments and sales of investments and increased purchases of property and equipment during the six months ended June 30, 2023.
Financing Activities
Cash used in financing activities was $1,683 million and $4,157 million during the six months ended June 30, 2023 and 2022, respectively. The decrease in cash used in financing activities was primarily attributable to less net debt activity during the six months ended June 30, 2023.
Capital Resources
As of June 30, 2023, capital resources were comprised of the following (in millions).

	June 30, 2023
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,027	$—	$3,027
Revolving credit facility and commercial paper program	6,000	—	6,000
Term loans	1,400	1,400	—
Senior notes (a)	46,164	46,164	—
Total	$56,591	$47,564	$9,027

(a) Interest on the senior notes is paid annually, semi-annually, or quarterly. Our senior notes outstanding as of June 30, 2023 had interest rates that ranged from 1.90% to 8.30% and will mature between 2023 and 2062.

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

Summarized Guarantor Financial Information
Basis of Presentation
As of June 30, 2023 and December 31, 2022, all of the Company’s outstanding $13.7 billion registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WarnerMedia Holdings, Inc. As of June 30, 2023, the Company also has outstanding $31.0 billion of senior notes issued by WarnerMedia Holdings, Inc. and guaranteed by the Company, Scripps and DCL; $1.4 billion of senior notes issued by the legacy WarnerMedia Business (not guaranteed); and approximately $23 million of un-exchanged senior notes issued by Scripps Networks (not guaranteed). (See Note 9 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.
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

	June 30, 2023	December 31, 2022
Current assets	$1,418	$1,949
Non-guarantor intercompany trade receivables, net	204	112
Noncurrent assets	5,733	5,785
Current liabilities	3,633	1,095
Noncurrent liabilities	44,474	48,839

Six Months Ended June 30, 2023
Revenues	$985
Operating income	200
Net income	(659)
Net income available to Warner Bros. Discovery, Inc.	(664)
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
•Consolidation; and
•Revenue recognition
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the six months ended June 30, 2023. (See Note 1 to the accompanying consolidated financial statements.)
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
•the possibility or duration of an industry-wide strike, including the ongoing Writers Guild of America strike and Screen Actors Guild-American Federation of Television and Radio Artists strike, player lock-outs or other job action affecting a major entertainment industry union, athletes or others involved in the development and production of our sports programming, television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;

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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 2, 2022, a purported class action and derivative lawsuit (Monroe County Employees’ Retirement System, Plumbers Local Union No. 519 Pension Trust Fund, and Davant Scarborough v. David M. Zaslav, et al., Case No. 2022-1115-JTL) was filed in the Delaware Court of Chancery (the “Monroe County Action”). The Monroe County Action named certain of the Company’s directors and officers, Advance/Newhouse and AT&T as defendants. The Monroe County Action generally alleged that former directors and officers of Discovery and Advance/Newhouse breached their fiduciary duties in connection with the Merger, and that AT&T aided and abetted these alleged breaches of fiduciary duties. The Monroe County Action sought damages and other relief.
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
On January 11, 2023, the Delaware Court of Chancery consolidated the Monroe County Action and the Bricklayers Action under the caption In re Warner Bros. Discovery, Inc. Stockholders Litigation, Consolidated Case No. 2022-1114-JTL. On March 9, 2023, the court appointed the plaintiffs which filed the Bricklayers Action lead plaintiffs in the consolidated action. On April 5, 2023, the court approved a stipulated briefing schedule, and the remaining defendants in the case (Advance/Newhouse, Robert Miron, Steven Miron, and Susan Swain) responded to the complaint originally filed in the Bricklayers Action on May 31, 2023.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2022 Form 10-K. Certain of the risks described in our 2022 Form 10-K and Q1 Form 10-Q are amended and restated as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

Risks Related to Our Business and Industry
Our businesses may be subject to labor disruption.
We and some of our suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of our television programs, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages or the possibility of such actions, including the ongoing Writers Guild of America (“WGA”) strike and Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) strike and potential strikes by other unions involved in development and production, could result in delays in the production of, or the release of, our television programs, feature films and interactive entertainment. The current WGA strike and SAG-AFTRA strike have caused delays in the production of our television programs and feature films, which will likely result in a delay in the release of such programming. If such strikes, work slowdowns or work stoppages are prolonged, we may be unable to produce, distribute or license programming, feature films and interactive entertainment, which could result in reduced revenue and have a material adverse effect on our business, financial condition and results of operations. We could also incur higher costs from such actions, enter into new collective bargaining agreements or renew collective bargaining agreements on less favorable terms. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and we may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude us from producing and telecasting scheduled games or events and could negatively impact our promotional and marketing opportunities. Depending on their duration, union or labor disputes or player lock-outs could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 10, 2023 (SEC File No. 001-34177))

10.1
Amendment No. 2 to Credit Agreement, dated as of May 25, 2023, by and among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., certain lenders party thereto and JPMorgan Chase Bank, N.A., as agent (filed herewith)

10.2
Amendment No. 3 to Credit Agreement, dated as of June 6, 2023, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Scripps Networks Interactive, Inc., WarnerMedia Holdings, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (filed herewith)

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
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: August 3, 2023	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer