Form 10-Q
period 2023-09-30
Warner Bros. Discovery, Inc.
filed 2023-11-08
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 25, 2023:

Series A Common Stock, par value $0.01 per share	2,438,565,638

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Distribution	$5,026	$4,990	$15,324	$11,180
Advertising	1,796	2,042	6,613	6,239
Content	2,840	2,531	8,240	4,918
Other	317	260	860	472
Total revenues	9,979	9,823	31,037	22,809
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	5,309	5,627	18,630	13,488
Selling, general and administrative	2,291	2,589	7,241	7,167
Depreciation and amortization	1,989	2,233	5,961	5,024
Restructuring and other charges	269	1,521	510	2,559
Impairments and loss on dispositions	24	43	61	47
Total costs and expenses	9,882	12,013	32,403	28,285
Operating income (loss)	97	(2,190)	(1,366)	(5,476)
Interest expense, net	(574)	(555)	(1,719)	(1,219)
Gain on extinguishment of debt	22	—	17	—
Loss from equity investees, net	(14)	(78)	(73)	(135)
Other (expense) income, net	(63)	(28)	(109)	411
Loss before income taxes	(532)	(2,851)	(3,250)	(6,419)
Income tax benefit	125	566	563	1,201
Net loss	(407)	(2,285)	(2,687)	(5,218)
Net income attributable to noncontrolling interests	(8)	(21)	(32)	(44)
Net income attributable to redeemable noncontrolling interests	(2)	(2)	(7)	(8)
Net loss available to Warner Bros. Discovery, Inc.	$(417)	$(2,308)	$(2,726)	$(5,270)
Net loss per share allocated to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(0.17)	$(0.95)	$(1.12)	$(3.00)
Diluted	$(0.17)	$(0.95)	$(1.12)	$(3.00)
Weighted average shares outstanding:
Basic	2,438	2,428	2,436	1,775
Diluted	2,438	2,428	2,436	1,775

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(407)	$(2,285)	$(2,687)	$(5,218)
Other comprehensive income (loss):
Currency translation
Change in net unrealized gains (losses)	(393)	(690)	93	(1,275)
Less: Reclassification adjustment for net (gains) losses included in net income	—	—	—	(2)
Net change, net of income tax benefit (expense) of $(22), $(11), $(32) and $(50)	(393)	(690)	93	(1,277)
Pension plan and SERP liability, net of income tax benefit (expense) of $(2), $0, $(8) and $0	(1)	—	(14)	—
Derivatives
Change in net unrealized gains (losses)	15	28	29	9
Less: Reclassification adjustment for net (gains) losses included in net income	(6)	(4)	(12)	(21)
Net change, net of income tax benefit (expense) of $3, $0, $(1) and $5	9	24	17	(12)
Comprehensive loss	(792)	(2,951)	(2,591)	(6,507)
Comprehensive income attributable to noncontrolling interests	(8)	(21)	(32)	(44)
Comprehensive income attributable to redeemable noncontrolling interests	(2)	(2)	(7)	(8)
Comprehensive loss attributable to Warner Bros. Discovery, Inc.	$(802)	$(2,974)	$(2,630)	$(6,559)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,383	$3,731
Receivables, net	6,312	6,380
Prepaid expenses and other current assets	4,136	3,888
Total current assets	12,831	13,999
Film and television content rights and games	22,454	26,652
Property and equipment, net	5,810	5,301
Goodwill	34,727	34,438
Intangible assets, net	39,874	44,982
Other noncurrent assets	8,053	8,629
Total assets	$123,749	$134,001
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,329	$1,454
Accrued liabilities	10,040	11,504
Deferred revenues	1,917	1,694
Current portion of debt	1,302	365
Total current liabilities	14,588	15,017
Noncurrent portion of debt	43,498	48,634
Deferred income taxes	9,098	11,014
Other noncurrent liabilities	10,423	10,669
Total liabilities	77,607	85,334
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interests	281	318
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,668 and 2,660 shares issued; and 2,438 and 2,430 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	54,944	54,630
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
(Accumulated deficit) retained earnings	(526)	2,205
Accumulated other comprehensive loss	(1,427)	(1,523)
Total Warner Bros. Discovery, Inc. stockholders’ equity	44,774	47,095
Noncontrolling interests	1,087	1,254
Total equity	45,861	48,349
Total liabilities and equity	$123,749	$134,001

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(2,687)	$(5,218)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Content rights amortization and impairment	12,547	11,441
Depreciation and amortization	5,961	5,024
Deferred income taxes	(2,071)	(2,105)
Preferred stock conversion premium	—	789
Share-based compensation expense	391	317
Equity in losses of equity method investee companies and cash distributions	136	178
Gain on sale of investments	—	(144)
Gain from derivative instruments, net	(100)	(479)
Other, net	230	187
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(33)	(139)
Film and television content rights, games and payables, net	(9,853)	(8,612)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(1,245)	(182)
Foreign currency, prepaid expenses and other assets, net	623	401
Cash provided by operating activities	3,899	1,458
Investing Activities
Purchases of property and equipment	(1,048)	(623)
Cash acquired from business acquisition and working capital settlement	—	3,609
Proceeds from sales and maturities of investments	—	162
Investments in and advances to equity investments	(91)	(137)
Proceeds from derivative instruments, net	38	722
Other investing activities, net	76	9
Cash (used in) provided by investing activities	(1,025)	3,742
Financing Activities
Principal repayments of term loans	(2,850)	(6,000)
Principal repayments of debt, including premiums and discounts to par value	(2,818)	(327)
Borrowings from debt, net of discount and issuance costs	1,496	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(282)	(286)
Securitization receivables collected but not remitted	238	236
Borrowings under commercial paper program and revolving credit facility	4,298	885
Repayments under commercial paper program and revolving credit facility	(4,304)	(885)
Other financing activities, net	(86)	(93)
Cash used in financing activities	(4,308)	(6,470)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	(122)
Net change in cash, cash equivalents, and restricted cash	(1,500)	(1,392)
Cash, cash equivalents, and restricted cash, beginning of period	3,930	3,905
Cash, cash equivalents, and restricted cash, end of period	$2,430	$2,513

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2022	2,660	$27	$54,630	$(8,244)	$2,205	$(1,523)	$47,095	$1,254	$48,349
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(1,069)	—	(1,069)	8	(1,061)
Other comprehensive income	—	—	—	—	—	418	418	—	418
Share-based compensation	—	—	101	—	—	—	101	—	101
Tax settlements associated with share-based plans	—	—	(53)	—	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Issuance of stock in connection with share-based plans	6	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(3)	—	(3)	—	(3)
Other adjustments to stockholders' equity	—	—	(2)	—	—	—	(2)	—	(2)
March 31, 2023	2,666	$27	$54,685	$(8,244)	$1,133	$(1,105)	$46,496	$1,037	$47,533
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(1,240)	—	(1,240)	16	(1,224)
Other comprehensive income	—	—	—	—	—	63	63	—	63
Share-based compensation	—	—	130	—	—	—	130	—	130
Tax settlements associated with share-based plans	—	—	(7)	—	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Issuance of stock in connection with share-based plans	1	—	8	—	—	—	8	—	8
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	2	—	2	—	2
June 30, 2023	2,667	$27	$54,816	$(8,244)	$(105)	$(1,042)	$45,452	$1,027	$46,479
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(417)	—	(417)	8	(409)
Other comprehensive loss	—	—	—	—	—	(385)	(385)	—	(385)
Share-based compensation	—	—	126	—	—	—	126	—	126
Reclassification of redeemable noncontrolling interest to noncontrolling interest (See Note 14)	—	—	2	—	—	—	2	60	62
Tax settlements associated with share-based compensation	—	—	(5)	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of stock in connection with share-based plans	1	—	5	—	—	—	5	—	5
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(4)	—	(4)	—	(4)
September 30, 2023	2,668	$27	$54,944	$(8,244)	$(526)	$(1,427)	$44,774	$1,087	$45,861

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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery, Inc. (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”) is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
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
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 2 and Note 3.) Prior to the Merger, WarnerMedia Holdings, Inc. (“WMH”) distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM's retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders in the Merger. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, pursuant to section 1.3 of the Separation and Distribution Agreement, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022 in lieu of adjusting the equity issued as purchase consideration in the Merger. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the Merger representing 71% of the combined Company and the Company's pre-Merger shareholders continued to own 29% of the combined Company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered the Company’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Quarterly Report on Form 10-Q as the Company’s historical financial statements. Accordingly, the financial results of the Company as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current results will not be comparable to historical results.
Labor Disruption
The Writers Guild of America (“WGA”) and Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) went on strike in May and July 2023 following the expiration of their respective collective bargaining agreements with the Alliance of Motion Picture and Television Producers (“AMPTP”). The WGA strike ended on September 27, 2023, and a new collective bargaining agreement was ratified on October 9, 2023. The SAG-AFTRA remains on strike. As a result of the strikes, we have paused and may continue to pause certain theatrical and television productions, which has resulted in delayed production spending.
The strikes have had, and are expected to continue to have, a material impact on the operations and results of the Company. This includes a positive impact on cash flow from operations attributed to delayed production spend, and a negative impact on the results of operations attributed to timing and performance of the remainder of the 2023 film slate, as well as the Company’s ability to produce, license, and deliver content. We continue to closely monitor the ongoing impact to our business; however, the full effects on our operations and results will depend on future developments, which are highly uncertain and cannot be predicted.
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
On April 8, 2022, the Company issued 1.7 billion shares of WBD common stock as consideration paid for the acquisition of WM. (See Note 3.)
Earnings Per Share
All share and per share amounts have been retrospectively adjusted to reflect the reclassification and automatic conversion into WBD common stock, except for Series A-1 Preferred Stock, which has not been recast because the conversion of Series A-1 Preferred Stock into WBD common stock in connection with the Merger was considered a discrete event and treated prospectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below sets forth the Company’s calculated earnings per share (in millions). Earnings per share amounts may not recalculate due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(407)	$(2,285)	$(2,687)	$(5,218)
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	—	—	—	(49)
Net income attributable to noncontrolling interests	(8)	(21)	(32)	(44)
Net income attributable to redeemable noncontrolling interests	(2)	(2)	(7)	(8)
Net loss allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted net loss per share	$(417)	$(2,308)	$(2,726)	$(5,319)

Denominator — weighted average:
Common shares outstanding — basic and diluted	2,438	2,428	2,436	1,775

Basic net loss per share allocated to common stockholders	$(0.17)	$(0.95)	$(1.12)	$(3.00)
Diluted net loss per share allocated to common stockholders	$(0.17)	$(0.95)	$(1.12)	$(3.00)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive share-based awards	73	59	68	48
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Purchase Price Allocation
The Company applied the acquisition method of accounting to WM, whereby the excess of the fair value of the purchase price paid over the fair value of identifiable net assets acquired and liabilities assumed was allocated to goodwill. Goodwill reflects the assembled workforce of WM as well as revenue enhancements, cost savings and operating synergies that are expected to result from the Merger. The goodwill recorded as part of the Merger has been allocated to the Studios, Networks and DTC reportable segments in the amount of $9,308 million, $7,074 million and $5,727 million, respectively, and is not deductible for tax purposes.
During the three months ended June 30, 2023, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the period in which the adjustments occurred. Adjustments recorded during the six months ended June 30, 2023 were $368 million, primarily related to taxes, and were recorded in other noncurrent assets, deferred income taxes, and other noncurrent liabilities, with an offset to goodwill. The allocation of the purchase price to the assets acquired and liabilities assumed, measurement period adjustments, and a reconciliation to total consideration transferred is presented in the table below (in millions).

	Preliminary April 8, 2022	Measurement Period Adjustments	Final April 8, 2022
Cash	$2,419	$(10)	$2,409
Accounts receivable	4,224	(60)	4,164
Other current assets	4,619	(133)	4,486
Film and television content rights and games	28,729	(344)	28,385
Property and equipment	4,260	13	4,273
Goodwill	21,513	596	22,109
Intangible assets	44,889	100	44,989
Other noncurrent assets	5,206	283	5,489
Current liabilities	(10,544)	12	(10,532)
Debt assumed	(41,671)	(9)	(41,680)
Deferred income taxes	(13,264)	492	(12,772)
Other noncurrent liabilities	(8,004)	(940)	(8,944)
Total consideration paid	$42,376	$—	$42,376
The fair values of the assets acquired and liabilities assumed were determined using several valuation approaches including, but not limited to, various cost approaches and income approaches, such as relief from royalty, multi-period excess earnings, and with-or-without methods.

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
The Company incurred acquisition-related costs of $31 million and $125 million for the three and nine months ended September 30, 2023, respectively, and $59 million and $340 million for the three and nine months ended September 30, 2022, respectively. These costs were associated with legal and professional services and integration activities and were recognized as operating expenses on the consolidated statement of operations. Additionally, the expense related to the issuance of additional shares of common stock in connection with the conversion of Advance/Newhouse Programming’s Series A-1 Preferred Stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger. (See Note 2.)
As a result of the Merger, WM’s assets, liabilities, and operations were included in the Company’s consolidated financial statements from the Closing Date. The following table presents WM revenue and earnings as reported within the consolidated financial statements (in millions).

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues:
Distribution	$3,730	$7,256
Advertising	761	1,924
Content	3,147	5,982
Other	245	453
Total revenues	7,883	15,615
Inter-segment eliminations	(699)	(1,539)
Net revenues	$7,184	$14,076
Net loss available to Warner Bros. Discovery, Inc.	$(2,135)	$(5,155)
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

Nine Months Ended September 30, 2022
Revenues	$32,087
Net loss available to Warner Bros. Discovery, Inc.	(3,951)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Dispositions
In September and October 2023, the Company sold two of its three regional sports networks (“RSN”), and expects to exit its remaining RSN during the fourth quarter of 2023.
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
NOTE 4. RESTRUCTURING AND OTHER CHARGES
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which will include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024. Additionally, the Company initiated a strategic realignment plan associated with its WB Theatrical Animation group during the three months ended September 30, 2023.
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Studios	$134	$562	$220	$762
Networks	48	354	161	666
DTC	34	517	61	992
Corporate and inter-segment eliminations	53	88	68	139
Total restructuring and other charges	$269	$1,521	$510	$2,559
During the three months ended September 30, 2023, restructuring and other charges primarily included content impairments and other content development costs and write-offs of $112 million, contract terminations and facility consolidation activities of $31 million, organization restructuring costs of $125 million, and other charges of $1 million. During the three months ended September 30, 2022, restructuring and other charges primarily included content impairments of $891 million, organization restructuring costs of $238 million, other content development costs and write-offs of $377 million, and contract termination costs of $15 million.
During the nine months ended September 30, 2023, restructuring and other charges primarily included content impairments and other content development costs and write-offs of $123 million, contract terminations and facility consolidation activities of $102 million, organization restructuring costs of $284 million, and other charges of $1 million. During the nine months ended September 30, 2022, restructuring and other charges primarily included content impairments of $1,392 million, organization restructuring costs of $446 million, other content development costs and write-offs of $706 million, and contract termination costs of $15 million.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2022	$156	$361	$188	$159	$864
Contract termination accruals, net	41	15	2	16	74
Employee termination accruals, net	42	138	51	53	284
Other accruals	—	2	—	—	2
Cash paid	(132)	(300)	(150)	(128)	(710)
September 30, 2023	$107	$216	$91	$100	$514
NOTE 5. REVENUES
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended September 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$13	$2,833	$2,179	$1	$5,026
Advertising	4	1,709	138	(55)	1,796
Content	3,000	215	120	(495)	2,840
Other	209	111	1	(4)	317
Total	$3,226	$4,868	$2,438	$(553)	$9,979

	Three Months Ended September 30, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$4	$2,924	$2,062	$—	$4,990
Advertising	8	1,944	106	(16)	2,042
Content	2,884	277	145	(775)	2,531
Other	192	69	4	(5)	260
Total	$3,088	$5,214	$2,317	$(796)	$9,823

	Nine Months Ended September 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$19	$8,769	$6,536	$—	$15,324
Advertising	11	6,394	362	(154)	6,613
Content	8,425	744	715	(1,644)	8,240
Other	564	300	12	(16)	860
Total	$9,019	$16,207	$7,625	$(1,814)	$31,037

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$8	$6,885	$4,287	$—	$11,180
Advertising	18	5,998	248	(25)	6,239
Content	5,525	813	279	(1,699)	4,918
Other	338	133	9	(8)	472
Total	$5,889	$13,829	$4,823	$(1,732)	$22,809
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	September 30, 2023	December 31, 2022
Contract liabilities	Deferred revenues	$1,917	$1,694
Contract liabilities	Other noncurrent liabilities	142	361
For the nine months ended September 30, 2023 and 2022, respectively, revenues of $1,202 million and $376 million were recognized that were included in deferred revenues as of December 31, 2022 and December 31, 2021, respectively. Contract assets were not material as of September 30, 2023 and December 31, 2022.
Remaining Performance Obligations
As of September 30, 2023, $12,508 million of revenue is expected to be recognized from remaining performance obligations under our long-term contracts. The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	September 30, 2023	Duration
Distribution - fixed price or minimum guarantee	$3,620	Through 2031
Content licensing and sports sublicensing	5,792	Through 2030
Brand licensing	2,279	Through 2043
Advertising	817	Through 2027
Total	$12,508
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
NOTE 6. SALES OF RECEIVABLES
Revolving Receivables Program
During the three months ended September 30, 2023, the Company amended its revolving receivables program to reduce the facility limit to $5,500 million and extend the program to August 2024. The Company’s bankruptcy-remote consolidated subsidiary held $2,892 million of pledged receivables as of September 30, 2023 in connection with its revolving receivables program. For the three and nine months ended September 30, 2023, the Company has recognized $36 million and $78 million, respectively, in selling, general and administrative expenses, net of non-designated derivatives from the revolving receivables program in the consolidated statements of operations. (See Note 10.) For the three and nine months ended September 30, 2022, the Company recognized $93 million and $134 million in selling, general and administrative expenses in the consolidated statements of operations, respectively. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,190 million as of September 30, 2023.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents a summary of receivables sold (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross receivables sold/cash proceeds received	$3,381	$3,283	$9,797	$6,488
Collections reinvested under revolving agreement	(3,487)	(3,792)	(9,974)	(7,297)
Net cash proceeds remitted (a)	$(106)	$(509)	$(177)	$(809)
Net receivables sold	$3,352	$3,272	$9,656	$6,470
Obligations recorded (Level 3)	$114	$129	$374	$227
(a) Includes the collection on receivables sold but not remitted of $238 million and $236 million as of September 30, 2023 and 2022, respectively.
The following table presents a summary of the amounts transferred or pledged (in millions).

	September 30, 2023	December 31, 2022
Gross receivables pledged as collateral	$2,892	$3,468
Restricted cash pledged as collateral	$—	$150
Balance sheet classification:
Receivables, net	$2,629	$3,015
Prepaid expenses and other current assets	$—	$150
Other noncurrent assets	$263	$453
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement was $72 million for the nine months ended September 30, 2023. No amounts were sold under the Company’s factoring arrangement for the nine months ended September 30, 2022. The impact to the consolidated statements of operations was immaterial for the three and nine months ended September 30, 2023 and 2022. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized content costs are grouped based on their predominant monetization strategy: individually or as a group. Beginning this quarter, programming rights are presented as two separate captions: licensed content and advances and live programming and advances. Live programming includes licensed sports rights and related advances. The table below presents the components of content rights (in millions).

	September 30, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,867	$—	$2,867
Completed and not released	555	—	555
In production and other	1,188	—	1,188

Television production costs:
Released, less amortization	1,590	5,834	7,424
Completed and not released	354	720	1,074
In production and other	425	2,653	3,078
Total theatrical film and television production costs	$6,979	$9,207	$16,186
Licensed content and advances, net			4,499
Live programming and advances, net			2,038
Game development costs, less amortization			630
Total film and television content rights and games			23,353
Less: Current content rights and prepaid license fees, net			(899)
Total noncurrent film and television content rights and games			$22,454

	December 31, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$3,544	$—	$3,544
Completed and not released	507	—	507
In production and other	1,795	—	1,795

Television production costs:
Released, less amortization	2,200	6,143	8,343
Completed and not released	939	401	1,340
In production and other	457	3,386	3,843
Total theatrical film and television production costs	$9,442	$9,930	$19,372
Licensed content and advances, net			4,961
Live programming and advances, net			2,214
Game development costs, less amortization			650
Total film and television content rights and games			27,197
Less: Current content rights and prepaid license fees, net			(545)
Total noncurrent film and television content rights and games			$26,652

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content amortization consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Predominately monetized individually	$631	$1,357	$3,193	$3,534
Predominately monetized as a group	2,364	2,584	9,039	6,492
Total content amortization	$2,995	$3,941	$12,232	$10,026
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. For the three and nine months ended September 30, 2023, total content impairments were $191 million and $315 million, respectively. Content impairments and other content development costs and write-offs of $112 million and $123 million, respectively, for the three and nine months ended September 30, 2023 were primarily due to the abandonment of certain films in connection with the third quarter 2023 strategic realignment plan associated with the WB Theatrical Animation group and are reflected in restructuring and other charges in the Studios segment. For the three and nine months ended September 30, 2022, total content impairments were $909 million and $1,415 million, respectively. Content impairments of $891 million and $1,392 million, respectively, and content development write-offs of $234 million and $563 million, respectively, for the three and nine months ended September 30, 2022 were due to the abandonment of certain content categories in connection with the strategic realignment of content following the Merger and are reflected in restructuring and other charges in the Studios, Networks and DTC segments.
NOTE 8. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	September 30, 2023	December 31, 2022
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$274	$313
nC+	Other noncurrent assets	32%	125	135
TNT Sports	Other noncurrent assets	50%	102	96
Other	Other noncurrent assets		470	518
Total equity method investments			971	1,062

Investments with readily determinable fair values	Other noncurrent assets		41	28

Investments without readily determinable fair values	Other noncurrent assets(a)		434	498
Total investments			$1,446	$1,588
(a) Investments without readily determinable fair values included $17 million as of September 30, 2023 and $10 million as of December 31, 2022 that were included in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2023, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $767 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $708 million as of September 30, 2023 and $720 million as of December 31, 2022. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations. VIE losses were $6 million and $59 million for the three and nine months ended September 30, 2023, respectively, and $15 million and $35 million for the three and nine months ended September 30, 2022, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Investments Without Readily Determinable Fair Values Assessed Under the Measurement Alternative
During the three and nine months ended September 30, 2023, the Company concluded that its other equity investments without readily determinable fair values had decreased $2 million and $73 million, respectively, in fair value as a result of observable price changes in orderly transactions for the identical or similar investment of the same issuer. The decrease in fair value is recorded in other (expense) income, net on the consolidated statements of operations. (See Note 14.) As of September 30, 2023, the Company had recorded cumulative impairments of $302 million for its equity investments without readily determinable fair values.
NOTE 9. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of September 30, 2023	September 30, 2023	December 31, 2022
Term loans with maturities of 3 years or less	6.82%	$1,150	$4,000
Floating rate senior notes with maturities of 5 years or less	7.00%	40	500
Senior notes with maturities of 5 years or less	4.00%	13,646	12,759
Senior notes with maturities between 5 and 10 years	4.28%	8,607	10,373
Senior notes with maturities greater than 10 years	5.11%	21,644	21,644
Total debt		45,087	49,276
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(287)	(277)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		44,800	48,999
Current portion of debt		(1,302)	(365)
Noncurrent portion of debt		$43,498	$48,634
During the three months ended September 30, 2023, the Company’s wholly-owned subsidiaries, Warner Media, LLC (“WML”), Historic TW Inc. (“TWI”), Discovery Communications, LLC (“DCL”) and WMH, commenced cash tender offers to purchase for cash any and all of (i) WML’s outstanding 4.050% Senior Notes due 2023 and 3.550% Senior Notes due 2024, (ii) TWI’s outstanding 7.570% Senior Notes due 2024, (iii) DCL’s outstanding 3.800% Senior Notes due 2024, and (iv) WMH’s outstanding 3.528% Senior Notes due 2024 and 3.428% Senior Notes due 2024. The Company completed the tender offer in August 2023 by purchasing senior notes in the amount of $1.9 billion validly tendered and accepted for purchase pursuant to the offers. The Company also repaid $250 million of aggregate principal amount outstanding of its term loan prior to the due date of April 2025, repaid in full at maturity $178 million of aggregate principal amount outstanding of its senior notes due September 2023, and completed open market repurchases for $95 million of aggregate principal amount outstanding of its senior notes.
During the three months ended June 30, 2023, the Company commenced a tender offer to purchase for cash any and all of its outstanding Floating Rate Notes due in 2024. The Company completed the tender offer in June 2023, by purchasing Floating Rate Notes in the amount of $460 million validly tendered and accepted for purchase pursuant to the offer. The Company also repaid $1.1 billion of aggregate principal amount outstanding of its term loan prior to the due date of April 2025 and completed open market repurchases for $88 million of aggregate principal amount outstanding of its senior notes.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2023, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), DCL (to the extent it is not the primary obligor on such senior notes), and WMH (to the extent it is not the primary obligor on such senior notes), except for $1.2 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks. Additionally, the term loans of WMH, made under the $10.0 billion term loan credit agreement (the “Term Loan Credit Agreement”), are fully and unconditionally guaranteed by the Company, Scripps Networks, and DCL.
Revolving Credit Facility and Commercial Paper Programs
The Company has a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Company may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Company’s commercial paper program is supported by the Credit Facility. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under its Credit Facility or its commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement and the Term Loan Credit Agreement (together, the “Credit Agreements”) include financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 on the first and second anniversaries of the closing, respectively. As of September 30, 2023, DCL and WMH were in compliance with all covenants and there were no events of default under the Credit Agreements.
NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company is exposed to foreign currency exchange rate market risk and interest rate fluctuations. As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign currency forward contracts, fixed-to-fixed currency swaps, total return swaps and interest rate swaps, to hedge certain foreign currency, market value and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the impact of derivative financial instruments on the Company’s consolidated balance sheets (in millions). There were no amounts eligible to be offset under master netting agreements as of September 30, 2023 and December 31, 2022. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2).

	September 30, 2023					December 31, 2022
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,653	$69	$27	$33	$9	$1,382	$49	$35	$42	$25
Cross-currency swaps	—	—	—	—	—	482	3	58	—	—
Net investment hedges: (a)
Cross-currency swaps	1,700	21	7	8	43	1,778	20	12	—	73
Fair value hedges:
Interest rate swaps	1,500	3	—	—	6	—	—	—	—	—
No hedging designation:
Foreign exchange	1,017	3	1	2	97	976	5	1	3	96
Cross-currency swaps	—	—	—	—	—	139	3	—	—	3
Interest rate swaps	6,000	66	14	—	—	—	—	—	—	—
Total return swaps	388	—	—	17	—	291	—	—	13	—
Total		$162	$49	$60	$155		$80	$106	$58	$197
(a) Excludes €164 million of euro-denominated notes ($174 million equivalent at December 31, 2022) designated as a net investment hedge and £400 million of sterling notes ($487 million equivalent at September 30, 2023) designated as a net investment hedge. (See Note 9.)
Derivatives Designated for Hedge Accounting
Cash Flow Hedges
The Company uses foreign exchange forward contracts to mitigate the foreign currency risk related to revenues, production rebates and production expenses and fixed-to-fixed cross-currency swaps to mitigate foreign currency risk associated with its British Pound Sterling denominated debt. In April 2023, the Company unwound cross-currency swaps related to its Sterling debt and recognized a gain of $76 million as an adjustment to other comprehensive income. The Sterling debt was subsequently re-designated as a net investment hedge effective May 2023.
The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$15	$30	$35	$10
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(3)	(2)	(5)	—
Foreign exchange - advertising revenue	—	—	—	1
Foreign exchange - costs of revenues	12	8	3	27
Foreign exchange - other (expense) income, net	—	—	18	—
Interest rate - interest expense, net	(1)	—	—	(1)
Interest rate - other (expense) income, net	1	—	1	—

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of September 30, 2023 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 32 years.
Net Investment Hedges
The Company uses fixed-to-fixed cross currency swaps to mitigate foreign currency risk associated with the net assets of non-USD functional entities.
During the three months ended September 30, 2023, the Company settled its Euro denominated debt that was designated as the hedging instrument in a net investment hedge.
During the three months ended June 30, 2023, to mitigate the currency risk associated with the net assets of non-USD functional entities, the Company re-designated its Sterling denominated debt due in 2024 as a net investment hedge after the unwind of the cash flow hedge previously noted.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2023	2022		2023	2022
Cross currency swaps	$5	$(63)	Interest expense, net	$7	$5
Euro-denominated notes (foreign denominated debt)	(2)	13	N/A	—	—
Sterling notes (foreign denominated debt)	17	58	N/A	—	—
Total	$20	$8		$7	$5

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2023	2022		2023	2022
Cross currency swaps	$30	$8	Interest expense, net	$18	$27
Euro-denominated notes (foreign denominated debt)	3	19	N/A	—	—
Sterling notes (foreign denominated debt)	11	112	N/A	—	—
Total	$44	$139		$18	$27
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
The following table presents fair value hedge adjustments to hedged borrowings (in millions).

	Carrying Amount of Hedged Borrowings		Cumulative Amount of Fair Value Hedging Adjustments Included in Hedged Borrowings
Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Noncurrent portion of debt	$1,497	$—	$(3)	$—

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on changes in fair value of hedged fixed rate debt (1)	$4	$—	$3	$—
(Loss) gain on changes in the fair value of derivative contracts (1)	(4)	—	(3)	—
Total in interest expense, net	$—	$—	$—	$—

(1) Accrued interest expense related to the hedged debt and derivative contracts is excluded from the amounts above and was not material as of September 30, 2023.
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
The Company is exposed to risk of secured overnight financing rate changes in connection with securitization interest paid on the receivables securitization program. To mitigate this risk, the Company entered into $6.0 billion notional of non-designated interest rate swaps. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.
Forward contracts designated as cash flow hedges are de-designated as production spend occurs or when rebate receivables are recognized. After de-designation, gains and losses on these derivatives directly impact earnings in the same line as the hedged risk.
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$18	$—	$80	$—
Total return swaps	(19)	—	12	—
Total in selling, general and administrative expense	(1)	—	92	—
Interest rate swaps	(1)	—	(1)	512
Cross-currency swaps	—	5	1	12
Foreign exchange derivatives	(1)	(24)	1	(70)
Total in other (expense) income, net	(2)	(19)	1	454
Total	$(3)	$(19)	$93	$454
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$99	$—	$99
Equity securities:
Money market fund	Cash and cash equivalents	4	—	—	4
Mutual funds	Prepaid expenses and other current assets	31	—	—	31
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	2	—	2
Mutual funds	Other noncurrent assets	229	—	—	229
Company-owned life insurance contracts	Other noncurrent assets	—	95	—	95
Total		$264	$196	$—	$460
Liabilities
Deferred compensation plan	Accrued liabilities	$59	$—	$—	$59
Deferred compensation plan	Other noncurrent liabilities	579	—	—	579
Total		$638	$—	$—	$638

		December 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$50	$—	$50
Equity securities:
Money market funds	Cash and cash equivalents	20	—	—	20
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	243	—	—	243
Company-owned life insurance contracts	Other noncurrent assets	—	94	—	94
Time deposits	Other noncurrent assets	—	8	—	8
Total		$277	$153	$—	$430
Liabilities
Deferred compensation plan	Accrued liabilities	$73	$—	$—	$73
Deferred compensation plan	Other noncurrent liabilities	590	—	—	590
Total		$663	$—	$—	$663
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2023 and December 31, 2022. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $36.8 billion and $38.0 billion as of September 30, 2023 and December 31, 2022, respectively.
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

	Nine Months Ended September 30, 2023
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	4.0	$15.41
RSUs	28.5	$14.89
Stock options	2.2	$15.02
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2023 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$37	1.6
RSUs	576	2.1
Stock options	128	2.7
Total unrecognized compensation cost	$741
NOTE 13. INCOME TAXES
Income tax benefit was $125 million and $563 million for the three and nine months ended September 30, 2023, respectively, and income tax benefit was $566 million and $1,201 million for the three and nine months ended September 30, 2022, respectively. The decrease in income tax benefit for the three and nine months ended September 30, 2023 was primarily attributable to an increase in pre-tax book income. The decrease was partially offset by an unfavorable tax adjustment related to the preferred stock conversion transaction expense recorded in the nine months ended September 30, 2022 associated with the Merger.
Income tax benefit for the three and nine months ended September 30, 2023 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.
As of September 30, 2023 and December 31, 2022, the Company’s reserves for uncertain tax positions totaled $2,191 million and $1,929 million, respectively. The increase in the reserve for uncertain tax positions as of September 30, 2023 was primarily attributable to tax reserves that were recorded in 2023 through purchase accounting related to the Merger, partially offset by tax reserves released in 2023 upon audit resolutions. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company’s uncertain tax positions could decrease by as much as $77 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2023 and December 31, 2022, the Company had accrued $558 million and $413 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The increase in the interest and penalties accrual as of September 30, 2023 includes interest and penalty accruals recorded in 2023 through purchase accounting related to the Merger. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 14. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency losses, net	$(83)	$(36)	$(180)	$(106)
(Losses) gains on derivative instruments, net	(2)	(19)	1	454
Change in the value of investments with readily determinable fair value	—	(16)	21	(106)
Gain on sale of equity method investments	—	8	—	141
Change in fair value of equity investments without readily determinable fair value	(2)	—	(73)	—
Interest income	43	20	128	39
Other (loss) income, net	(19)	15	(6)	(11)
Total other (expense) income, net	$(63)	$(28)	$(109)	$411
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
Cash paid for taxes, net	$1,191	$859
Cash paid for interest, net	2,065	1,305
Non-cash investing and financing activities:
Non-cash consideration related to the sale of the Ranch Lot	175	—
Non-cash consideration related to the purchase of the Burbank Studios Lot	175	—
Equity issued for the acquisition of WarnerMedia	—	42,309
Non-cash consideration related to the sale of The CW Network	—	126
Accrued consideration for the joint venture with BT	—	82
Non-cash consideration transferred related to transaction agreements with JCOM	68	—
Non-cash consideration paid related to transaction agreements with JCOM	2	—
Accrued purchases of property and equipment	33	29
Assets acquired under finance lease and other arrangements	94	40
Cash, Cash Equivalents, and Restricted Cash

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$2,383	$3,731
Restricted cash - recorded in prepaid expenses and other current assets (1)	47	199
Total cash, cash equivalents, and restricted cash	$2,430	$3,930

(1) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 6 and Note 10.)
Goodwill and Intangible Assets
During the nine months ended September 30, 2023, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment or triggering events. Due to declining levels of global GDP growth, disruption in the film and television industry, a weakening advertising market associated with the Company’s Networks reporting unit, and execution risk associated with anticipated growth in the Company’s DTC reporting unit, the Company will continue to monitor its reporting units for changes that could impact recoverability.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended September 30, 2023, the Company reassessed the useful lives and amortization methods for its linear networks and HBO trademarks and trade names and concluded the pattern of amortization should be accelerated. Accordingly, the Company has changed the amortization method for these assets from the straight-line method to the sum-of-the-months’ digits method effective July 1, 2023. This change was considered a change in estimate, was accounted for prospectively, and resulted in incremental amortization expense of $171 million.
Assets Held for Sale
In 2022, the Company classified its Ranch Lot and Knoxville office building and land as assets held for sale. The Company reclassified $209 million to prepaid expenses and other assets on the consolidated balance sheet during 2022 and stopped recording depreciation on the assets. The Knoxville office building and land was sold during the three months ended March 31, 2023 and the Ranch Lot was sold during the three months ended September 30, 2023. The Burbank Studios Lot was purchased during the three months ended September 30, 2023 in exchange for the Ranch Lot and cash.
Supplier Finance Programs
Consistent with customary industry practice, the Company generally pays certain content producers at or near the completion of the production cycle. In these arrangements, content producers may earn fees upon contractual milestones to be invoiced at or near completion of production. In these instances, the Company accrues the content in progress in accordance with the contractual milestones. Certain of the Company’s content producers sell their related receivables to a bank intermediary who provides payments that coincide with these contractual production milestones upon confirmation with the Company of our obligation to the content producer. This confirmation does not involve a security interest in the underlying content or otherwise result in the payable receiving seniority with respect to other payables of the Company. As of September 30, 2023 and December 31, 2022, the Company has confirmed $266 million and $273 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets, given the principal purpose of the arrangement is to allow producers access to funds prior to the typical payment due date and the arrangement does not significantly change the nature of the payables and does not significantly extend the payment terms beyond the industry norms. Invoices processed through the program are subject to a one-year maximum tenor. The Company does not incur any fees or expenses associated with the paying agent services, and this service may be terminated by the Company or the financial institution upon 30 days’ notice. At, or near, the production completion date (invoice due date), the Company pays the financial institution the stated amounts for confirmed producer invoices. These payments are reported as cash flows from operating activities.
Noncontrolling Interest
In August 2023, the Company and JCOM Co., Ltd. (“JCOM”) executed a series of transaction agreements to which the Company and JCOM each contributed to Discovery Japan, Inc. (“JVCo”), an existing 80/20 joint venture between the Company and JCOM, certain rights, liabilities, or rights via license agreements in exchange for new common shares of JVCo, resulting in the Company and JCOM owning 51% and 49% of JVCo, respectively. Retaining controlling financial interest subsequent to the transaction, the Company continues to consolidate the joint venture. As the terms of the agreement no longer incorporate JCOM’s option to put its noncontrolling interest to the Company, JCOM’s noncontrolling interest was reclassified from redeemable noncontrolling interest to noncontrolling interest outside of stockholders’ equity on the Company’s consolidated balance sheet.
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,012)	$22	$(52)	$(1,042)
Other comprehensive income (loss) before reclassifications	(393)	15	(1)	(379)
Reclassifications from accumulated other comprehensive loss to net income	—	(6)	—	(6)
Other comprehensive income (loss)	(393)	9	(1)	(385)
Ending balance	$(1,405)	$31	$(53)	$(1,427)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,432)	$(8)	$(13)	$(1,453)
Other comprehensive income (loss) before reclassifications	(690)	28	—	(662)
Reclassifications from accumulated other comprehensive loss to net income	—	(4)	—	(4)
Other comprehensive income (loss)	(690)	24	—	(666)
Ending balance	$(2,122)	$16	$(13)	$(2,119)

	Nine Months Ended September 30, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,498)	$14	$(39)	$(1,523)
Other comprehensive income (loss) before reclassifications	93	29	(14)	108
Reclassifications from accumulated other comprehensive loss to net income	—	(12)	—	(12)
Other comprehensive income (loss)	93	17	(14)	96
Ending balance	$(1,405)	$31	$(53)	$(1,427)

	Nine Months Ended September 30, 2022
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(845)	$28	$(13)	$(830)
Other comprehensive income (loss) before reclassifications	(1,275)	9	—	(1,266)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(21)	—	(23)
Other comprehensive income (loss)	(1,277)	(12)	—	(1,289)
Ending balance	$(2,122)	$16	$(13)	$(2,119)
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and service charges:
Liberty Group	$469	$549	$1,443	$1,242
Equity method investees	161	111	560	348
Other	63	48	157	237
Total revenues and service charges	$693	$708	$2,160	$1,827
Expenses	$79	$72	$271	$314
Distributions to noncontrolling interests and redeemable noncontrolling interests	$13	$22	$282	$286
The table below presents receivables due from and payables due to related parties (in millions).

	September 30, 2023	December 31, 2022
Receivables	$346	$338
Payables	$21	$38
NOTE 16. COMMITMENTS AND CONTINGENCIES
Put Rights
The Company has granted put rights to non-controlling interest holders in certain consolidated subsidiaries, but the Company is unable to reasonably predict the ultimate amount or timing of any payment.
In 2022, GoldenTree exercised its irrevocable put right for MotorTrend Group LLC (“MTG”), and the Company will be required to purchase GoldenTree’s 32.5% noncontrolling interest. Subsequent to September 30, 2023, the process of determining fair market value based on the procedures required under the joint venture agreement was finalized. The Company expects to complete its purchase of GoldenTree’s 32.5% interest during the fourth quarter of 2023.
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
•certain impairment charges;

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•gains and losses on business and asset dispositions;
•certain inter-segment eliminations;
•third-party transaction and integration costs;
•amortization of purchase accounting fair value step-up for content;
•amortization of capitalized interest for content; and
•other items impacting comparability.
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.
The tables below present summarized financial information for each of the Company’s reportable segments and inter-segment eliminations (in millions).
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Studios	$3,226	$3,088	$9,019	$5,889
Networks	4,868	5,214	16,207	13,829
DTC	2,438	2,317	7,625	4,823
Corporate	(2)	(11)	(3)	2
Inter-segment eliminations	(551)	(785)	(1,811)	(1,734)
Total revenues	$9,979	$9,823	$31,037	$22,809
Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Studios	$727	$762	$1,640	$1,004
Networks	2,396	2,630	6,855	6,247
DTC	111	(634)	158	(1,379)
Corporate	(328)	(340)	(928)	(749)
Inter-segment eliminations	63	6	4	(8)
Adjusted EBITDA	$2,969	$2,424	$7,729	$5,115

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of Net Loss available to Warner Bros. Discovery, Inc. to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss available to Warner Bros. Discovery, Inc.	$(417)	$(2,308)	$(2,726)	$(5,270)
Net income attributable to redeemable noncontrolling interests	2	2	7	8
Net income attributable to noncontrolling interests	8	21	32	44
Income tax benefit	(125)	(566)	(563)	(1,201)
Loss before income taxes	(532)	(2,851)	(3,250)	(6,419)
Other expense (income), net	63	28	109	(411)
Loss from equity investees, net	14	78	73	135
Gain on extinguishment of debt	(22)	—	(17)	—
Interest expense, net	574	555	1,719	1,219
Operating income (loss)	97	(2,190)	(1,366)	(5,476)
Depreciation and amortization	1,989	2,233	5,961	5,024
Employee share-based compensation	140	113	381	317
Restructuring and other charges	269	1,521	510	2,559
Transaction and integration costs	31	59	125	1,129
Facility consolidation costs	14	—	37	—
Amortization of fair value step-up for content	393	645	1,986	1,515
Amortization of capitalized interest for content	12	—	34	—
Impairments and loss on dispositions	24	43	61	47
Adjusted EBITDA	$2,969	$2,424	$7,729	$5,115
NOTE 18. SUBSEQUENT EVENTS
In October 2023, the Company repaid $600 million of aggregate principal amount outstanding of its term loan due April 2025.

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
INDUSTRY TRENDS
The WGA and SAG-AFTRA went on strike in May and July 2023 following the expiration of their respective collective bargaining agreements with the AMPTP. The WGA strike ended on September 27, 2023, and a new collective bargaining agreement was ratified on October 9, 2023. The SAG-AFTRA remains on strike. As a result of the strikes, we have paused and may continue to pause certain theatrical and television productions, which has resulted in delayed production spending.
The strikes, together with other headwinds in the industry, such as continued pressures on linear distribution and soft advertising markets in the U.S., have had, and are expected to continue to have, a material impact on the operations and results of the Company. This includes a positive impact on cash flow from operations attributed to delayed production spend, and a negative impact on the results of operations attributed to timing and performance of the remainder of the 2023 film slate, as well as the Company’s ability to produce, license, and deliver content, and declines in linear advertising revenue attributed to secular trends and soft advertising markets in the U.S.
We continue to closely monitor the ongoing impact to our business; however, the full effects on our operations and results will depend on future developments, which are highly uncertain and cannot be predicted.
BUSINESS OVERVIEW
Warner Bros. Discovery is a premier global media and entertainment company that combines the WarnerMedia Business’s premium entertainment, sports and news assets with Discovery’s leading non-fiction and international entertainment and sports businesses, thus offering audiences a differentiated portfolio of content, brands and franchises across television, film, streaming and gaming. Some of our iconic brands and franchises include Warner Bros. Pictures Group, Warner Bros. Television Group, DC, HBO, Max, Discovery Channel, discovery+, CNN, HGTV, Food Network, TNT, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
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
In May 2023, we launched Max, our enhanced streaming service. Max combines HBO Max and discovery+ content to create a unique and complete viewing experience for consumers by combining our unrivaled breadth and superior quality of content and brands with iconic franchises and strong product experience. discovery+ will continue to be available to consumers.
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, this restructuring program is expected to be substantially completed by the end of 2024. We expect to incur approximately $4.1 - $5.3 billion in pre-tax restructuring charges, of which we have incurred $4.1 billion as of September 30, 2023. Of the total expected pre-tax restructuring charges, we expect total cash expenditures to be $1.0 - $ 1.5 billion.

As of September 30, 2023, we classified our operations in three reportable segments:
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

RESULTS OF OPERATIONS
The discussion below compares our actual results for the three months ended September 30, 2023 to the three months ended September 30, 2022, as well as our actual results for the nine months ended September 30, 2023 to our pro forma combined results for the nine months ended September 30, 2022, as if the Merger occurred on January 1, 2021. Management believes reviewing our pro forma combined operating results in addition to actual operating results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our Studios, Networks, DTC, Corporate, and inter-segment eliminations information is based on the historical operating results of the respective segments and include, where applicable, adjustments for (i) additional costs of revenues from the fair value step-up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments.
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

Consolidated Results of Operations
The tables below present our consolidated results of operations (in millions).

	Three Months Ended September 30,
	2023	2022	% Change
	Actual	Actual	Actual	ex-FX
Revenues:
Distribution	$5,026	$4,990	1%	1%
Advertising	1,796	2,042	(12)%	(13)%
Content	2,840	2,531	12%	11%
Other	317	260	22%	17%
Total revenues	9,979	9,823	2%	1%
Costs of revenues, excluding depreciation and amortization	5,309	5,627	(6)%	(6)%
Selling, general and administrative	2,291	2,589	(12)%	(12)%
Depreciation and amortization	1,989	2,233	(11)%	(12)%
Restructuring and other charges	269	1,521	(82)%	(82)%
Impairments and loss on dispositions	24	43	(44)%	(47)%
Total costs and expenses	9,882	12,013	(18)%	(18)%
Operating income (loss)	97	(2,190)	NM	NM
Interest expense, net	(574)	(555)
Gain on extinguishment of debt	22	—
Loss from equity investees, net	(14)	(78)
Other expense, net	(63)	(28)
Loss before income taxes	(532)	(2,851)
Income tax benefit	125	566
Net loss	(407)	(2,285)
Net income attributable to noncontrolling interests	(8)	(21)
Net income attributable to redeemable noncontrolling interests	(2)	(2)
Net loss available to Warner Bros. Discovery, Inc.	$(417)	$(2,308)

	Nine Months Ended September 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$15,324	$11,180	$4,339	$15,519	37%	(1)%	—%
Advertising	6,613	6,239	1,412	7,651	6%	(14)%	(13)%
Content	8,240	4,918	3,297	8,215	68%	—%	1%
Other	860	472	230	702	82%	23%	20%
Total revenues	31,037	22,809	9,278	32,087	36%	(3)%	(3)%
Costs of revenues, excluding depreciation and amortization	18,630	13,488	5,553	19,041	38%	(2)%	(2)%
Selling, general and administrative	7,241	7,167	1,745	8,912	1%	(19)%	(19)%
Depreciation and amortization	5,961	5,024	532	5,556	19%	7%	7%
Restructuring and other charges	510	2,559	(90)	2,469	(80)%	(79)%	(79)%
Impairments and loss on dispositions	61	47	—	47	30%	30%	21%
Total costs and expenses	32,403	28,285	7,740	36,025	15%	(10)%	(10)%
Operating loss	(1,366)	(5,476)	1,538	(3,938)	75%	65%	67%
Interest expense, net	(1,719)	(1,219)	(512)	(1,731)
Gain on extinguishment of debt	17	—	—	—
Loss from equity investees, net	(73)	(135)	(20)	(155)
Other (expense) income, net	(109)	411	139	550
Loss before income taxes	(3,250)	(6,419)	1,145	(5,274)
Income tax benefit	563	1,201	174	1,375
Net loss	(2,687)	(5,218)	1,319	(3,899)
Net income attributable to noncontrolling interests	(32)	(44)	—	(44)
Net income attributable to redeemable noncontrolling interests	(7)	(8)	—	(8)
Net loss available to Warner Bros. Discovery, Inc.	$(2,726)	$(5,270)	$1,319	$(3,951)
NM - Not meaningful
Unless otherwise indicated, the discussion below through operating loss reflects results for the nine months ended September 30, 2022 on a pro-forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenues, and selling, general and administrative expenses are substantially attributable to the Merger. The percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.
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
Distribution revenue increased 1% and was flat for the three and nine months ended September 30, 2023, respectively. The increase for the three months ended September 30, 2023 was primarily attributable to new DTC partnership launches and higher U.S. contractual affiliate rates, partially offset by declines in linear subscribers in the U.S. For the nine months ended September 30, 2023, declines in linear subscribers in the U.S. were offset by higher U.S. contractual affiliate rates and new DTC partnership launches.

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
Advertising revenue decreased 13% for the three and nine months ended September 30, 2023, primarily attributable to audience declines in domestic general entertainment and news networks, soft advertising markets in the U.S., and to a lesser extent, certain international markets, partially offset by Max U.S. ad-lite subscriber growth and higher engagement. Additionally, the nine months ended September 30, 2023 was unfavorably impacted by the prior year broadcast of the NCAA March Madness Final Four and Championship in 2022 and, to a lesser extent, the prior year broadcast of the Olympics in Europe, partially offset by the broadcast of the Stanley Cup Finals in the current year.
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
Content revenue increased 11% and 1% for the three and nine months ended September 30, 2023, respectively. The increase for the three months ended September 30, 2023 was primarily attributable to higher theatrical film rental revenue due to the release of Barbie and higher games revenue due to the current year releases of Mortal Kombat 1 and Hogwarts Legacy, partially offset by lower TV licensing revenue. The increase for the nine months ended September 30, 2023 was primarily attributable to higher games revenue due to the release of Hogwarts Legacy and higher theatrical film rental revenue due to the release of Barbie, partially offset by lower TV licensing revenue, the prior year broadcast of the Olympics in Europe, and home entertainment revenue.
Other revenue primarily consists of studio production services and tours.
Other revenue increased 17% and 20% for the three and nine months ended September 30, 2023, respectively, primarily attributable to services provided to the unconsolidated TNT Sports joint venture, the opening of Warner Bros. Studio Tour Tokyo in June 2023, and continued strong attendance at Warner Bros. Studio Tour London and Hollywood.
Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television/digital series, specials, films, games, and sporting events. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Costs of revenues decreased 6% and 2% for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2023 was primarily attributable to lower content expense at Studios (for television products), DTC, and Networks, partially offset by higher content expense for theatrical and games products. The decrease for the nine months ended September 30, 2023 was primarily attributable to lower content expense at Studios (for television products) and DTC, the prior year broadcast of the Olympics in Europe, and the NCAA March Madness Final Four and Championship in 2022, partially offset by higher games content expense.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy, and back office support fees.
Selling, general and administrative expenses decreased 12% and 19% for the three and nine months ended September 30, 2023, respectively, primarily attributable to more efficient marketing-related spend and a reduction in personnel costs, partially offset by higher theatrical and games marketing expense.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization decreased 12% and increased 7% for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2023 was primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method. The increase for the nine months ended September 30, 2023 was primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method, which resulted in lower pro forma amortization in the nine months ended September 30, 2022.

Restructuring and other charges
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. Restructuring and other charges were primarily attributable to contract terminations, facility consolidation activities, organizational restructuring, and other charges and decreased 82% and 79% for the three and nine months ended September 30, 2023, respectively. (See Note 4 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions was $24 million and $61 million for the three and nine months ended September 30, 2023, respectively.
Interest Expense, net
Actual interest expense, net increased $19 million and $500 million for the three and nine months ended September 30, 2023, respectively. The increase for nine months ended September 30, 2023 was primarily attributable to debt assumed as a result of the Merger. (See Note 9 and Note 10 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
Actual losses from our equity method investees were $14 million and $73 million for the three and nine months ended September 30, 2023, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 8 to the accompanying consolidated financial statements.)
Other (Expense) Income, net
The table below presents the details of other (expense) income, net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency losses, net	$(83)	$(36)	$(180)	$(106)
(Losses) gains on derivative instruments, net	(2)	(19)	1	454
Change in the value of investments with readily determinable fair value	—	(16)	21	(106)
Gain on sale of equity method investments	—	8	—	141
Change in fair value of equity investments without readily determinable fair value	(2)	—	(73)	—
Interest income	43	20	128	39
Other (loss) income, net	(19)	15	(6)	(11)
Total other (expense) income, net	$(63)	$(28)	$(109)	$411
Income Tax Benefit
Income tax benefit was $125 million and $563 million for the three and nine months ended September 30, 2023, respectively, and income tax benefit was $566 million and $1,201 million for the three and nine months ended September 30, 2022, respectively. The decrease in income tax benefit for the three and nine months ended September 30, 2023 was primarily attributable to an increase in pre-tax book income. The decrease was partially offset by an unfavorable tax adjustment related to the preferred stock conversion transaction expense recorded in the nine months ended September 30, 2022 associated with the Merger.
Income tax benefit for the three and nine months ended September 30, 2023 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.

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
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Certain corporate expenses and inter-segment eliminations related to production studios are excluded from segment results to enable executive management to evaluate segment performance based upon the decisions of segment executives. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP.
The table below presents our Adjusted EBITDA by segment (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Studios	$727	$762	(5)%	$1,640	$1,004	63%
Networks	$2,396	$2,630	(9)%	$6,855	$6,247	10%
DTC	$111	$(634)	NM	$158	$(1,379)	NM
Corporate	$(328)	$(340)	4%	$(928)	$(749)	(24)%
Inter-segment eliminations	$63	$6	NM	$4	$(8)	NM

 Studios Segment
The following tables present, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended September 30,
	2023	2022	% Change
	Actual	Actual	Actual	ex-FX
Revenues:
Distribution	$13	$4	NM	NM
Advertising	4	8	(50)%	(50)%
Content	3,000	2,884	4%	3%
Other	209	192	9%	5%
Total revenues	3,226	3,088	4%	3%
Costs of revenues, excluding depreciation and amortization	1,794	1,756	2%	1%
Selling, general and administrative	705	570	24%	21%
Adjusted EBITDA	727	762	(5)%	(6)%
Depreciation and amortization	143	174
Employee share-based compensation	—	1
Restructuring and other charges	134	562
Transaction and integration costs	1	1
Amortization of fair value step-up for content	173	271
Amortization of capitalized interest for content	12	—
Impairments and loss on dispositions	—	15
Operating income (loss)	$264	$(262)

	Nine Months Ended September 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$19	$8	$6	$14	NM	36%	36%
Advertising	11	18	9	27	(39)%	(59)%	(59)%
Content	8,425	5,525	3,898	9,423	52%	(11)%	(10)%
Other	564	338	154	492	67%	15%	13%
Total revenues	9,019	5,889	4,067	9,956	53%	(9)%	(9)%
Costs of revenues, excluding depreciation and amortization	5,398	3,763	2,392	6,155	43%	(12)%	(12)%
Selling, general and administrative	1,981	1,122	698	1,820	77%	9%	9%
Adjusted EBITDA	1,640	1,004	977	1,981	63%	(17)%	(17)%
Depreciation and amortization	458	332	77	409
Employee share-based compensation	—	1	26	27
Restructuring and other charges	220	762	(38)	724
Transaction and integration costs	5	1	—	1
Amortization of fair value step-up for content	886	834	(382)	452
Amortization of capitalized interest for content	34	—	—	—
Inter-segment eliminations	1	—	—	—
Impairments and loss on dispositions	(1)	15	—	15
Operating income (loss)	$37	$(941)	$1,294	$353
The discussion below reflects results for the nine months ended September 30, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.

Revenues
Content revenue increased 3% and decreased 10% for the three and nine months ended September 30, 2023, respectively. The increase for the three months ended September 30, 2023 was primarily attributable to higher theatrical film rental revenue due to the release of Barbie and higher games revenue due to the current year releases of Mortal Kombat 1 and Hogwarts Legacy, partially offset by lower TV licensing revenue due to certain large TV licensing deals in the prior year and the impact of the WGA and SAG-AFTRA strikes.
The decrease for the nine months ended September 30, 2023 was primarily attributable to lower TV licensing and home entertainment revenue, partially offset by higher games revenue due to the release of Hogwarts Legacy and higher theatrical film rental revenue due to the release of Barbie. TV licensing revenue decreased due to certain large TV licensing deals in the prior year, the timing of TV production, including the impact of the WGA and SAG-AFTRA strikes, fewer series sold to our owned platforms, fewer CW series, and the mix of theatrical availabilities. Home entertainment revenue decreased due to fewer new releases of theatrical products.
Other revenue increased 5% and 13% for the three and nine months ended September 30, 2023, respectively. The increase for the three and nine months ended September 30, 2023 was primarily attributable to the opening of Warner Bros. Studio Tour Tokyo in June 2023 and continued strong attendance at Warner Bros Studio Tour London and Hollywood. In addition, the three months ended September 30, 2023 was unfavorably impacted by lower studio production services due to the impact of the WGA and SAG-AFTRA strikes.
Costs of Revenues
Costs of revenues increased 1% and decreased 12% for the three and nine months ended September 30, 2023, respectively. The increase for the three months ended September 30, 2023 was primarily attributable to higher content expense for theatrical and games products commensurate with higher revenues, partially offset by lower television product content expense, including the impact of the WGA and SAG-AFTRA strikes. The decrease for the nine months ended September 30, 2023 was primarily attributable to lower television product content expense, including the impact of the WGA and SAG-AFTRA strikes, partially offset by higher content expense for games and theatrical products commensurate with higher revenues.
Selling, General and Administrative
Selling, general and administrative expenses increased 21% and 9% for the three and nine months ended September 30, 2023, respectively. The increase for the three months ended September 30, 2023 was primarily attributable to higher theatrical marketing expense due to the increased quantity of films released. The increase for the nine months ended September 30, 2023 was primarily attributable to higher theatrical marketing expense due to the increased quantity of films released and higher games marketing expense to support the release of Hogwarts Legacy.
Adjusted EBITDA
Adjusted EBITDA decreased 6% and 17% for the three and nine months ended September 30, 2023, respectively.

 Networks Segment
The tables below present, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended September 30,
	2023	2022	% Change
	Actual	Actual	Actual	ex-FX
Revenues:
Distribution	$2,833	$2,924	(3)%	(2)%
Advertising	1,709	1,944	(12)%	(13)%
Content	215	277	(22)%	(22)%
Other	111	69	61%	51%
Total revenues	4,868	5,214	(7)%	(7)%
Costs of revenues, excluding depreciation and amortization	1,800	1,906	(6)%	(6)%
Selling, general and administrative	672	678	(1)%	(1)%
Adjusted EBITDA	2,396	2,630	(9)%	(9)%
Depreciation and amortization	1,202	1,424
Restructuring and other charges	48	354
Transaction and integration costs	(8)	1
Amortization of fair value step-up for content	—	2
Inter-segment eliminations	(10)	30
Impairments and loss on dispositions	11	—
Operating income	$1,153	$819

	Nine Months Ended September 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$8,769	$6,885	$2,183	$9,068	27%	(3)%	(2)%
Advertising	6,394	5,998	1,380	7,378	7%	(13)%	(13)%
Content	744	813	220	1,033	(8)%	(28)%	(26)%
Other	300	133	55	188	NM	60%	54%
Total revenues	16,207	13,829	3,838	17,667	17%	(8)%	(7)%
Costs of revenues, excluding depreciation and amortization	7,243	5,728	2,148	7,876	26%	(8)%	(7)%
Selling, general and administrative	2,109	1,854	364	2,218	14%	(5)%	(4)%
Adjusted EBITDA	6,855	6,247	1,326	7,573	10%	(9)%	(9)%
Depreciation and amortization	3,768	3,311	307	3,618
Employee share-based compensation	—	—	9	9
Restructuring and other charges	161	666	(5)	661
Transaction and integration costs	3	1	—	1
Amortization of fair value step-up for content	400	3	419	422
Inter-segment eliminations	5	28	—	28
Impairments and loss on dispositions	16	—	—	—
Operating income	$2,502	$2,238	$596	$2,834
The discussion below reflects our results for the nine months ended September 30, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Distribution revenue decreased 2% for the three and nine months ended September 30, 2023, primarily attributable to a decline in linear subscribers in the U.S., partially offset by higher U.S. contractual affiliate rates.

Advertising revenue decreased 13% for the three and nine months ended September 30, 2023, primarily attributable to audience declines in domestic general entertainment and news networks, soft advertising markets in the U.S., and to a lesser extent, certain international markets. In addition, the nine months ended September 30, 2023 was unfavorably impacted by the broadcast of the NCAA March Madness Final Four and Championship in 2022 and, to a lesser extent, the prior year broadcast of the Olympics in Europe, partially offset by the broadcast of the Stanley Cup Finals in the current year.
Content revenue decreased 22% and 26% for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2023 was primarily attributable to the timing of third-party content licensing deals in the U.S. and lower international sports sublicensing, partially offset by inter-segment content licensing to DTC. The decrease for the nine months ended September 30, 2023 was primarily attributed to the prior year broadcast of the Olympics in Europe, lower international sports sublicensing, and, to a lesser extent, timing of third-party content licensing deals in the U.S., partially offset by inter-segment licensing of content to DTC.
Other revenue increased 51% and 54% for the three and nine months ended September 30, 2023, respectively, primarily attributable to services provided to the unconsolidated TNT Sports joint venture.
Costs of Revenues
Costs of revenues decreased 6% and 7% for the three and nine months ended September 30, 2023, respectively, primarily attributable to lower international and regional sports networks content expense, and lower domestic general entertainment related expense, partially offset by higher costs associated with the unconsolidated TNT Sports joint venture. In addition, the nine months ended September 30, 2023 was favorably impacted by the prior year broadcast of the Olympics in Europe and the NCAA March Madness Final Four and Championship in 2022, partially offset by higher domestic sports related expense.
Selling, General and Administrative
Selling, general and administrative expenses decreased 1% and 4% for the three and nine months ended September 30, 2023, respectively, primarily attributable to lower marketing and personnel expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 9% for the three and nine months ended September 30, 2023.
 DTC Segment
The following tables present, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,
	2023	2022	% Change
	Actual	Actual	Actual	ex-FX
Revenues:
Distribution	$2,179	$2,062	6%	5%
Advertising	138	106	30%	29%
Content	120	145	(17)%	(17)%
Other	1	4	(75)%	(75)%
Total revenues	2,438	2,317	5%	5%
Costs of revenues, excluding depreciation and amortization	1,874	2,118	(12)%	(12)%
Selling, general and administrative	453	833	(46)%	(46)%
Adjusted EBITDA	111	(634)	NM	NM
Depreciation and amortization	590	543
Employee share-based compensation	—	(1)
Restructuring and other charges	34	517
Transaction and integration costs	1	—
Amortization of fair value step-up for content	111	191
Inter-segment eliminations	8	(10)
Impairments and loss on dispositions	3	—
Operating loss	$(636)	$(1,874)

	Nine Months Ended September 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$6,536	$4,287	$2,150	$6,437	52%	2%	2%
Advertising	362	248	36	284	46%	27%	28%
Content	715	279	230	509	NM	40%	40%
Other	12	9	3	12	33%	—%	—%
Total revenues	7,625	4,823	2,419	7,242	58%	5%	6%
Costs of revenues, excluding depreciation and amortization	5,640	4,200	1,977	6,177	34%	(9)%	(8)%
Selling, general and administrative	1,827	2,002	909	2,911	(9)%	(37)%	(37)%
Adjusted EBITDA	158	(1,379)	(467)	(1,846)	NM	NM	NM
Depreciation and amortization	1,520	1,193	163	1,356
Employee share-based compensation	—	(1)	—	(1)
Restructuring and other charges	61	992	(3)	989
Transaction and integration costs	2	1	—	1
Amortization of fair value step-up for content	349	256	(21)	235
Inter-segment eliminations	10	—	—	—
Impairments and loss on dispositions	4	4	—	4
Operating loss	$(1,788)	$(3,824)	$(606)	$(4,430)
The discussion below reflects results for the nine months ended September 30, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general, and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
As of September 30, 2023, we had 95.1 million DTC subscribers.1
Distribution revenue increased 5% and 2% for the three and nine months ended September 30, 2023, respectively, primarily attributable to new partnership launches, price increases in the U.S. and certain international markets, the launch of the Ultimate tier in the U.S., and favorable mix shifts from wholesale to higher revenue channels.
Advertising revenue increased 29% and 28% for the three and nine months ended September 30, 2023, respectively, primarily attributable to Max U.S. ad-lite subscriber growth and higher engagement.
Content revenue decreased 17% and increased 40% for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2023 was primarily attributable to higher third-party licensing for HBO content in September 2022. The increase for the nine months ended September 30, 2023 was primarily attributable to the timing of certain licensing deals.
Costs of Revenues
Costs of revenues decreased 12% and 8% for the three and nine months ended September 30, 2023, respectively, primarily attributable to lower content expense. Additionally, the nine months ended September 30, 2023 was unfavorably impacted by increased content licensing costs commensurate with higher content revenue, partially offset by the shutdown of CNN+ in the prior year.
1 We define a “DTC Subscription” as:
(i) a retail subscription to discovery+, HBO, HBO Max, or Max for which we have recognized subscription revenue, whether directly or through a third party, from a direct-to-consumer platform; (ii) a wholesale subscription to discovery+, HBO, HBO Max, or Max for which we have recognized subscription revenue from a fixed-fee arrangement with a third party and where the individual user has activated their subscription; (iii) a wholesale subscription to discovery+, HBO, HBO Max, or Max for which we have recognized subscription revenue on a per subscriber basis; and (iv) users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.
We may refer to the aggregate number of DTC Subscriptions as “subscribers”.
The reported number of “subscribers” included herein and the definition of “DTC Subscription” as used herein excludes: (i) individuals who subscribe to DTC products, other than discovery+, HBO, HBO Max, and Max, that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) domestic and international Cinemax subscribers, and international basic HBO subscribers; and (iv) users on free trials except for those users on free trial that convert to a DTC Subscription within the first seven days of the next month as noted above.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 46% and 37% for the three and nine months ended September 30, 2023, respectively, primarily attributable to more efficient marketing-related spend.
Adjusted EBITDA
Adjusted EBITDA increased $738 million and $1,996 million for the three and nine months ended September 30, 2023, respectively.
Corporate
The following tables presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,
	2023	2022	% Change
	Actual	Actual	Actual	ex-FX
Adjusted EBITDA	$(328)	$(340)	4%	4%
Depreciation and amortization	54	92
Employee share-based compensation	140	113
Restructuring and other charges	53	93
Transaction and integration costs	37	57
Facility consolidation costs	14	—
Amortization of fair value step-up for content	1	—
Inter-segment eliminations	2	(20)
Impairments and loss on dispositions	10	28
Operating loss	$(639)	$(703)

	Nine Months Ended September 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(928)	$(749)	$(353)	$(1,102)	(24)%	16%	16%
Depreciation and amortization	215	188	(15)	173
Employee share-based compensation	381	317	(11)	306
Restructuring and other charges	70	162	(44)	118
Transaction and integration costs	115	1,126	(564)	562
Facility consolidation costs	37	—	—	—
Amortization of fair value step-up for content	(7)	—	—	—
Inter-segment eliminations	(16)	(28)	—	(28)
Impairments and loss on dispositions	42	28	—	28
Operating loss	$(1,765)	$(2,542)	$281	$(2,261)
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
Adjusted EBITDA improved 4% and 16% for the three and nine months ended September 30, 2023, respectively, primarily attributable to reductions to personnel costs and technology-related operating expenses and lower securitization expense, partially offset by higher deferred compensation expense.

Inter-segment Eliminations
The following tables present our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,
	2023	2022	% Change
	Actual	Actual	Actual	ex-FX
Inter-segment revenue eliminations	$(551)	$(785)	30%	30%
Inter-segment expense eliminations	(614)	(791)	22%	22%
Adjusted EBITDA	63	6	NM	NM
Restructuring and other charges	—	(5)
Amortization of fair value step-up for content	108	181
Operating loss	$(45)	$(170)

	Nine Months Ended September 30,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)

Inter-segment revenue eliminations	$(1,811)	$(1,734)	$(1,065)	$(2,799)	(4)%	35%	35%
Inter-segment expense eliminations	(1,815)	(1,726)	(1,038)	(2,764)	(5)%	34%	34%
Adjusted EBITDA	4	(8)	(27)	(35)	NM	NM	NM
Restructuring and other charges	(2)	(23)	—	(23)
Amortization of fair value step-up for content	358	422	—	422
Operating loss	$(352)	$(407)	$(27)	$(434)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2023, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2023, we had $2.4 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Senior Notes
During the nine months ended September 30, 2023, we issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. After March 2024, the senior notes are redeemable at par plus accrued and unpaid interest.
Revolving Credit Facility and Commercial Paper
We have a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and have the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). We may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2023, DCL was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the nine months ended September 30, 2023, we borrowed and repaid $4,298 million and $4,304 million, respectively, under our Credit Facility and commercial paper program. As of September 30, 2023, we had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,500 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,190 million as of September 30, 2023.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a non-recourse basis to a third-party financial institution. Total trade accounts receivable sold under our factoring arrangement was $72 million during the nine months ended September 30, 2023.
•Derivatives
We received investing proceeds of $38 million during the nine months ended September 30, 2023 from the unwind and settlement of derivative instruments. (See Note 10 to the accompanying consolidated financial statements.)
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our enhanced streaming service Max, principal and interest payments on our outstanding senior notes and term loan, funding for various equity method and other investments, and repurchases of our capital stock.

•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content, as well as certain sports rights. Contractual commitments to acquire content have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. However, our spending to acquire content may be lower than we initially anticipated due to temporary pauses of certain theatrical and television productions as a result of the recently concluded WGA strike and the ongoing SAG-AFTRA strike.
•Debt
Term Loan
During the nine months ended September 30, 2023, we repaid $2,850 million of aggregate principal amount outstanding of our term loan prior to the due date of April 2025.
Floating Rate Notes
During the nine months ended September 30, 2023, we completed a tender offer and purchased $460 million of aggregate principal amount of our floating rate notes prior to the due date of March 2024.
Senior Notes
During the nine months ended September 30, 2023, we repurchased or repaid $2,378 million of aggregate principal amount outstanding of our senior notes due in 2023 and 2024. In addition, we have $42 million of senior notes coming due in December 2023, and an additional $1,261 million of senior notes coming due through September 30, 2024.
We may from time to time seek to prepay, retire or purchase our other outstanding indebtedness through prepayments, redemptions, open market purchases, privately negotiated transactions, tender offers or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, as well as applicable regulatory, legal and accounting factors. Whether or not we repurchase or exchange any debt and the size and timing of any such repurchases or exchanges will be determined at our discretion.
•Capital Expenditures and Investments in Next Generation Initiatives
We effected capital expenditures of $1,048 million during the nine months ended September 30, 2023, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 8 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the nine months ended September 30, 2023, we contributed $91 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we had redeemable equity balances of $281 million at September 30, 2023, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. In 2022, GoldenTree exercised its put right and we are required to purchase GoldenTree’s noncontrolling interest. (See Note 16 to the accompanying consolidated financial statements.) Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $282 million and $286 million for the nine months ended September 30, 2023 and 2022, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2023, we made cash payments of $1,191 million and $2,065 million for income taxes and interest on our outstanding debt, respectively. Cash required for interest payments has increased significantly as a result of the Merger.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents, and restricted cash, beginning of period	$3,930	$3,905
Cash provided by operating activities	3,899	1,458
Cash (used in) provided by investing activities	(1,025)	3,742
Cash used in financing activities	(4,308)	(6,470)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	(122)
Net change in cash, cash equivalents, and restricted cash	(1,500)	(1,392)
Cash, cash equivalents, and restricted cash, end of period	$2,430	$2,513
Operating Activities
Cash provided by operating activities was $3,899 million and $1,458 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income, excluding non-cash items, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash (used in) provided by investing activities was $(1,025) million and $3,742 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash provided by investing activities was primarily attributable to cash acquired from the Merger in the prior year, less proceeds received from the unwind and settlement of derivative instruments and sales of investments, and increased purchases of property and equipment during the nine months ended September 30, 2023.
Financing Activities
Cash used in financing activities was $4,308 million and $6,470 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash used in financing activities was primarily attributable to less net debt activity during the nine months ended September 30, 2023.
Capital Resources
As of September 30, 2023, capital resources were comprised of the following (in millions).

	September 30, 2023
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,383	$—	$2,383
Revolving credit facility and commercial paper program	6,000	—	6,000
Term loans	1,150	1,150	—
Senior notes (a)	43,937	43,937	—
Total	$53,470	$45,087	$8,383

(a) Interest on the senior notes is paid annually, semi-annually, or quarterly. Our senior notes outstanding as of September 30, 2023 had interest rates that ranged from 1.90% to 8.30% and will mature between 2023 and 2062.

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

Summarized Guarantor Financial Information
Basis of Presentation
As of September 30, 2023 and December 31, 2022, all of the Company’s outstanding $13.5 billion registered senior notes have been issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WMH. As of September 30, 2023, the Company also has outstanding $29.3 billion of senior notes issued by WMH and guaranteed by the Company, Scripps and DCL; $1.2 billion of senior notes issued by the legacy WarnerMedia Business (not guaranteed); and approximately $23 million of un-exchanged senior notes issued by Scripps Networks (not guaranteed). (See Note 9 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.
The tables below present the summarized financial information as combined for Warner Bros. Discovery, Inc. (the “Parent”), Scripps Networks, DCL, and WMH (collectively, the “Obligors”). All guarantees of DCL and WMH’s senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes.
Note Guarantees issued by Scripps Networks, DCL or WMH, or any subsidiary of the Parent that in the future issues a Note Guarantee (each, a “Subsidiary Guarantor”) may be released and discharged (i) concurrently with any direct or indirect sale or disposition of such Subsidiary Guarantor or any interest therein, (ii) at any time that such Subsidiary Guarantor is released from all of its obligations under its guarantee of payment, (iii) upon the merger or consolidation of any Subsidiary Guarantor with and into DCL, WMH or the Parent or another Subsidiary Guarantor, as applicable, or upon the liquidation of such Subsidiary Guarantor and (iv) other customary events constituting a discharge of the Obligors’ obligations.
Summarized Financial Information
The Company has included the accompanying summarized combined financial information of the Obligors after the elimination of intercompany transactions and balances among the Obligors and the elimination of equity in earnings from and investments in any subsidiary of the Parent that is a non-guarantor (in millions).

	September 30, 2023	December 31, 2022
Current assets	$755	$1,949
Non-guarantor intercompany trade receivables, net	308	112
Noncurrent assets	5,672	5,785
Current liabilities	1,900	1,095
Noncurrent liabilities	43,706	48,839

Nine Months Ended September 30, 2023
Revenues	$1,456
Operating income	247
Net income	(986)
Net income available to Warner Bros. Discovery, Inc.	(991)
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Contractual commitments have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
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
•Consolidation; and
•Revenue recognition
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the nine months ended September 30, 2023. (See Note 1 to the accompanying consolidated financial statements.)
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
•the possibility or duration of an industry-wide strike, including the recently concluded WGA strike and ongoing SAG-AFTRA strike, player lock-outs or other job action affecting a major entertainment industry union, athletes or others involved in the development and production of our sports programming, television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;

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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 2, 2022, a purported class action and derivative lawsuit (Monroe County Employees’ Retirement System, Plumbers Local Union No. 519 Pension Trust Fund, and Davant Scarborough v. David M. Zaslav, et al., Case No. 2022-1115-JTL) was filed in the Delaware Court of Chancery (the “Monroe County Action”). The Monroe County Action named certain of the Company’s directors and officers, Advance/Newhouse and AT&T as defendants. The Monroe County Action generally alleged that former directors and officers of Discovery and Advance/Newhouse breached their fiduciary duties in connection with the Merger, and that AT&T aided and abetted these alleged breaches of fiduciary duties. The Monroe County Action sought damages and other relief.
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
On January 11, 2023, the Delaware Court of Chancery consolidated the Monroe County Action and the Bricklayers Action under the caption In re Warner Bros. Discovery, Inc. Stockholders Litigation, Consolidated Case No. 2022-1114-JTL. On March 9, 2023, the court appointed the plaintiffs which filed the Bricklayers Action lead plaintiffs in the consolidated action. On April 5, 2023, the court approved a stipulated briefing schedule, and the remaining defendants in the case (Advance/Newhouse, Robert Miron, Steven Miron, and Susan Swain) responded to the complaint originally filed in the Bricklayers Action on May 31, 2023.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2022 Form 10-K. Certain of the risks described in our 2022 Form 10-K and Q2 Form 10-Q are amended and restated as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

Risks Related to Our Business and Industry
Our businesses may be subject to labor disruption.
We and some of our suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of our television programs, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages, or the possibility of such actions, including the recently concluded WGA strike and ongoing SAG-AFTRA strike and potential strikes by other unions involved in development and production, have resulted in, and could in the future result in, delays in the production of, or the release of, our television programs, feature films, and interactive entertainment. For example, the recently concluded WGA strike and ongoing SAG-AFTRA strike have caused, and are expected to continue to cause, delays in the production of our television programs and feature films and in the release of certain programming. The impact of these strike-related delays and the ongoing SAG-AFTRA strike in general could continue to be felt even after the SAG-AFTRA strike is resolved.
If our industry experiences prolonged strikes, work slowdowns or work stoppages, we may be unable to produce, distribute or license programming, feature films, and interactive entertainment, which could result in reduced revenue and have a material adverse effect on our business, financial condition and results of operations. For example, the recently concluded WGA strike and ongoing SAG-AFTRA strike have had, and are expected to continue to have, a material impact on the operations and results of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview—Industry Trends.” In addition, the pausing and restarting of productions may result in incremental costs, delay the completion and release of some of our content (films, television programs, and licensed programs) and could cause an impairment of our investment in film, television programs, or licensed program rights if the incremental costs are significant or we are unable to efficiently complete the production of the film, television show or program or decide to abandon the production.
We could also enter into new collective bargaining agreements or renew collective bargaining agreements on less favorable terms and incur higher costs as a result of prolonged strikes, work slowdowns, or work stoppages. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and we may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude us from producing and telecasting scheduled games or events and could negatively impact our promotional and marketing opportunities. Depending on their duration, union or labor disputes or player lock-outs could have a material adverse effect on our business, financial condition and results of operations.
ITEM 5. Other Information
Disclosure of Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any director or officer of the Company has adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended September 30, 2023, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Bruce Campbell, Chief Revenue and Strategy Officer, adopted a new Rule 10b5-1 trading arrangement on September 11, 2023. This trading arrangement has a termination date of March 3, 2025. Under the trading arrangement, up to an aggregate of 202,962 shares of common stock issuable upon the exercise of options expiring on March 1, 2025, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Gunnar Wiedenfels, Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on September 12, 2023. This trading arrangement has a termination date of March 3, 2025. Under the trading arrangement, up to (i) 100,000 shares of common stock, (ii) 40,001 shares of common stock issuable upon the exercise of options expiring on May 22, 2024, and (iii) 50,741 shares of common stock issuable upon the exercise of options expiring on March 1, 2025, for an aggregate of 190,742 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1
First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2023, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (filed herewith)*

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 3, 2023)

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
* Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: November 8, 2023	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 8, 2023	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer