Form 10-K
period 2023-12-31
Warner Bros. Discovery, Inc.
filed 2024-02-23
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2023, was approximately $30 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 8, 2024 was:

Series A Common Stock, par value $0.01 per share	2,439,687,237

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

WARNER BROS. DISCOVERY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new product and service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•more intense competitive pressure from existing or new competitors in the industries in which we operate;
•reduced spending on domestic and foreign television advertising, due to macroeconomic, industry or consumer behavior trends or unexpected reductions in our number of subscribers;
•uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies, and the success of our streaming services;
•market demand for foreign first-run and existing content libraries;
•negative publicity or damage to our brands, reputation or talent;
•realizing direct-to-consumer subscriber goals;
•industry trends, including the timing of, and spending on, sports programming, feature film, television and television commercial production;
•the possibility or duration of an industry-wide strike, such as the strikes of the Writers Guild of America (“WGA”) and Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) in 2023, player lock-outs or other job action affecting a major entertainment industry union, athletes or others involved in the development and production of our sports programming, television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;
•disagreements with our distributors or other business partners;
•continued consolidation of distribution customers and production studios;
•potential unknown liabilities, adverse consequences or unforeseen increased expenses associated with the WarnerMedia Business or our efforts to integrate the WarnerMedia Business;
•adverse outcomes of legal proceedings or disputes related to our acquisition of the WarnerMedia Business;
•changes in, or failure or inability to comply with, laws and government regulations, including, without limitation, regulations of the Federal Communications Commission and similar authorities internationally and data privacy regulations, and adverse outcomes from regulatory or legal proceedings;
•inherent uncertainties involved in the estimates and assumptions used in the preparation of financial forecasts;
•our level of debt, including the significant indebtedness incurred in connection with the acquisition of the WarnerMedia Business, and our future compliance with debt covenants;
•threatened or actual cyber-attacks and cybersecurity breaches;
•theft of our content and unauthorized duplication, distribution and exhibition of such content; and
•general economic and business conditions, fluctuations in foreign currency exchange rates, global events such as pandemics, and political unrest in the international markets in which we operate.
Forward-looking statements are subject to various risks and uncertainties which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results.

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill or other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery and other factors described under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 3 and Note 4 to the accompanying consolidated financial statements). Prior to the Merger, WarnerMedia Holdings, Inc. (“WMH”) distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM’s retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders in the Merger. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022 in lieu of adjusting the equity issued as consideration in the Merger. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the Merger representing 71% of the combined Company and the Company’s pre-Merger shareholders continued to own 29% of the combined Company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered the Company’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Annual Report on Form 10-K as the Company’s historical financial statements. Accordingly, the financial results of the Company as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current and future results will not be comparable to results prior to the Merger.
Industry Trends
The WGA and SAG-AFTRA went on strike in May and July 2023, respectively, following the expiration of their respective collective bargaining agreements with the Alliance of Motion Picture and Television Producers (“AMPTP”). The WGA strike ended on September 27, 2023, and a new collective bargaining agreement was ratified on October 9, 2023. The SAG-AFTRA strike ended on November 9, 2023, and a new collective bargaining agreement was ratified on December 5, 2023.
The strikes had a material impact on the operations and results of the Company, including a pause on certain theatrical and television productions. Effects included a positive impact on cash flow from operations attributed to delayed production spend, and a negative impact on the results of operations attributed to timing and performance of the 2023 film slate, as well as the Company’s ability to produce, license, and deliver content.
Other headwinds in the industry, such as continued pressures on linear distribution and soft advertising markets in the U.S., have had, and are expected to continue to have, a material impact on the operations and results of the Company, including a negative impact on the results of operations attributed to declines in linear advertising revenue.
We continue to closely monitor the ongoing impact of industry trends to our business; however, the full effects on our operations and results will depend on future developments, which are highly uncertain and cannot be predicted.

Description of Business
Warner Bros. Discovery is a premier global media and entertainment company that provides audiences with a differentiated portfolio of content, brands and franchises across television, film, streaming, and gaming. Some of our iconic brands and franchises include Warner Bros. Motion Picture Group, Warner Bros. Television Group, DC, HBO, HBO Max, Max, discovery+, CNN, Discovery Channel, HGTV, Food Network, TNT Sports, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
We are home to powerful creative engines and one of the largest collections of owned content in the world. WBD has one of the strongest hands in the industry in terms of the completeness and quality of assets and intellectual property across sports, news, lifestyle, and entertainment in virtually every region of the globe and in most languages. We serve audiences and consumers around the world with content that informs, entertains, and, when at its best, inspires.
Our asset mix positions us to drive a balanced approach to creating long-term value for shareholders. It represents the full entertainment ecosystem, and the ability to serve consumers across the entire spectrum of offerings from domestic and international networks, premium pay-TV, streaming, production and release of feature films and original series, related consumer products and themed experience licensing, and interactive gaming.
We generate revenue from the sale of advertising on our networks and digital platforms (advertising revenue); fees charged to distributors that carry our network brands and programming, including cable, direct-to-home (“DTH”) satellite, telecommunication and digital service providers, as well as through direct-to-consumer (“DTC”) subscription services (distribution revenue); the release of feature films for initial exhibition in theaters, the licensing of feature films and television programs to various television, subscription video on demand (“SVOD”) and other digital markets, distribution of feature films and television programs in the physical and digital home entertainment markets, sales of console games and mobile in-game content, sublicensing of sports rights, and licensing of intellectual property such as characters and brands (content revenue); and other sources such as studio tours and production services (other revenue).
Segments
As of December 31, 2023, we classified our operations in three reportable segments:
•Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to our networks/DTC services as well as third parties, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
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
Studios
WBD’s Studios business includes the Warner Bros. Motion Picture Group (“WBMPG”), DC Studios, Warner Bros. Television Group (“WBTVG”), Consumer Products, Themed Entertainment and Brand Licensing, DC Comics Publishing, Content Licensing, Home Entertainment, Studio Operations, and Interactive Gaming.
WBMPG is comprised of Warner Bros. Pictures, New Line Cinema, and Warner Bros. Pictures Animation. WBMPG partners with captivating storytellers to create filmed entertainment for a global audience.
DC Studios, tasked with developing properties licensed from DC Comics for film, television and animation, continues the tradition of high-quality storytelling within the DC Universe, while building a sustainable growth business out of the iconic characters.
WBTVG consists of Warner Bros. Television, the Company’s flagship television production unit for live-action scripted programming, as well as Warner Bros. Unscripted Television, which produces unscripted and alternative programming through its four production units – Warner Horizon Unscripted Television, Telepictures, Warner Bros. International Television Production, and Shed Media. WBTVG also includes Warner Bros. Animation, Cartoon Network Studios, and Hanna-Barbera Studios Europe.

Among the Studios segment’s content highlights for 2023 were Barbie, the #1 movie of the year globally based on worldwide gross revenue, Wonka, Aquaman and the Lost Kingdom, and The Nun II on the film side and award-winning TV titles including Abbott Elementary, Ted Lasso, Night Court, Shrinking, Genndy Tartakovsky’s Primal, The Golden Bachelor, and The Voice.
Beyond its production operations, the Studios segment includes various businesses that facilitate consumer interaction with the intellectual property it creates.
Global Consumer Products, Themed Entertainment and Brand Licensing, and world-renowned comic and publishing powerhouse DC Comics, all drive opportunities for consumers to engage with WBD’s leading entertainment brands and franchises.
Global distribution of most of WBD’s content is handled by Content Sales, which provides content for viewers across streaming, cable, satellite and broadcast networks, local television stations, and airlines. Warner Bros. Home Entertainment oversees the global distribution of content through physical goods (Blu-ray Disc™ and DVD) and digital media in the form of electronic sell-through and video-on-demand via cable, satellite, online, and mobile channels.
The Studios segment also includes Warner Bros. Games, a worldwide publisher, developer, licensor, and distributor of content for the interactive space across all platforms, including console, handheld, mobile, and PC-based gaming for both internal and third-party game titles. Based on the Wizarding World of Harry Potter franchise, Warner Bros. Games launched Hogwarts Legacy in 2023, which became the #1 game of the year globally.
Part of the Worldwide Studio Operations group, Warner Bros. Studio Tour London – The Making of Harry Potter and Warner Bros. Studio Tour Hollywood attract visitors from around the world, giving fans the opportunity to get closer to the entertainment they love. In June of 2023, the Worldwide Studios Operations group opened the Warner Bros. Studio Tour Tokyo – The Making of Harry Potter, a new experience that was the first Warner Bros. Studio Tour to open in Asia.
For the year ended December 31, 2023, content and other revenues were 93% and 7%, respectively, of total revenues for this segment.
Networks
WBD’s linear network operations include general entertainment, lifestyle, and news networks in the U.S., as well as a host of international media networks and global sports networks.
General entertainment networks in the U.S. include TNT, cable’s #1 entertainment network; TBS, a top-rated destination for television among young adults; and Turner Classic Movies. WBD’s other entertainment networks include OWN, Discovery Channel, Cartoon Network, Adult Swim, and truTV among many others.
Leading the lifestyle category are Magnolia Network, comprised of a collection of inspiring original series curated by Chip and Joanna Gaines featuring some of the U.S.’s most talented names in home and design, food, gardening, and the arts; HGTV, with relatable stories, real estate and renovation experts and home transformations; and Food Network, which connects viewers to the power and joy of food. Additional lifestyle networks include Travel Channel, Science Channel, TLC, and Hogar de HGTV among many others.
In 2023, CNN, our global news brand, launched CNN Max in the U.S., giving audiences the ability to access a combination of on-air CNN content and exclusive programming on WBD’s streaming service, Max.
WBD Sports (rebranded in January 2024 as TNT Sports) is a global leader in premium sports content across multiple platforms, engaging fans in the U.S. and internationally. TNT Sports’ U.S. sports rights include the National Basketball Association (“NBA”), Major League Baseball (“MLB”), National Collegiate Athletic Association (“NCAA”), National Hockey League (“NHL”), and United States Soccer Federation (“USSF”). WBD Sports Europe features Eurosport, a leading sport destination and the home of the Olympic Games in Europe, as well as the Global Cycling Network (“GCN”), and Global Mountain Bike Network (“GMBN”).
TNT Sports’ owned-and-operated platforms include Bleacher Report, Eurosport.com, House of Highlights, HighlightHER, and a full suite of digital and social brands. In 2023, WBD exited its regional sports business (“AT&T SportsNets”) in the U.S.
In addition to the global networks described above, we operate networks internationally. TVN operates a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks in Poland.
For the year ended December 31, 2023, distribution, advertising, content, and other revenues were 54%, 39%, 5%, and 2%, respectively, of total revenues for this segment.

DTC
WBD’s DTC business includes our streaming services, such as Max, HBO Max, and discovery+, and premium pay-TV services, such as HBO. Our streaming services are available on most mobile and connected TV devices. As of December 31, 2023, we had 97.7 million DTC subscribers1.
HBO is one of the most respected and innovative entertainment brands in the world, serving iconic, award-winning programming through the HBO linear channels and our DTC streaming service, Max.
In May 2023, WBD launched Max, creating a new destination for HBO Originals, Warner Bros. films, Max Originals, the DC universe, the Wizarding World of Harry Potter, CNN, an expansive offering of kids’ content, and among the best programming across food, home, reality, lifestyle and documentaries from leading brands like HGTV, Food Network, Discovery Channel, TLC, ID and more. Max initially launched in the U.S. and will roll out in international territories, starting in Latin America and the Caribbean in the first quarter of 2024, with more markets in EMEA and APAC to follow later in the year.
discovery+ is WBD’s non-fiction, real-life subscription-based streaming service. discovery+ features a wide range of exclusive, original series across popular passion verticals, including lifestyle and relationships; home and food; true crime; paranormal; adventure and natural history; science, tech, and the environment; and a slate of high-quality documentaries.
Max, HBO Max, and discovery+ currently feature both ad-free and ad-lite versions.
For the year ended December 31, 2023, distribution, advertising, and content revenues are 86%, 5%, and 9%, respectively, of total revenues for this segment.
COMPETITION
Providing content across various distribution platforms is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution of our content, sale of commercial time on our networks and viewership. There is competition from other production studios, other television networks, and online-based content providers for the acquisition of content and creative talent such as writers, producers and directors. In addition, the composition of our competitors has evolved with the entrance of new market participants, including companies in adjacent sectors with significant financial, marketing, and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.
Our networks compete with other television networks, including broadcast, cable and local, for the distribution of our content and fees charged to cable television operators, DTH satellite service providers, and other distributors that carry our content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of content, viewership, the marketing and advertising support and incentives provided to distributors, the product offering across a series of networks within a region, and the prices charged for carriage.
1 Direct-to-Consumer subscriber - We define a “Core DTC Subscription” as:
(i) a retail subscription to discovery+, HBO, HBO Max, Max, or a Premium Sports Product (defined below) for which we have recognized subscription revenue, whether directly or through a third party, from a direct-to-consumer platform; (ii) a wholesale subscription to discovery+, HBO, HBO Max, Max, or a Premium Sports Product for which we have recognized subscription revenue from a fixed-fee arrangement with a third party and where the individual user has activated their subscription; (iii) a wholesale subscription to discovery+, HBO, HBO Max, Max, or a Premium Sports Product for which we have recognized subscription revenue on a per subscriber basis; (iv) a retail or wholesale subscription to an independently-branded, regional product sold on a stand-alone basis that includes discovery+, HBO, HBO Max, Max, and/or a Premium Sports Product, for which we have recognized subscription revenue (as per (i)-(iii) above); and (v) users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.
The Company defines a “Premium Sports Product” as a strategically prioritized, sports-focused product sold on a stand-alone basis and made available directly to consumers. The current “independently-branded, regional products” referred to in (iv) above consist of TVN/Player and BluTV. We may refer to the aggregate number of DTC Subscriptions as “subscribers”.
The reported number of “subscribers” included herein and the definition of “DTC Subscription” as used herein excludes: (i) individuals who subscribe to DTC products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-branded, regional products (currently consisting of TVN/Player and BluTV) that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) domestic and international Cinemax subscribers, and international basic HBO subscribers; and (iv) users on free trials except for those users on free trial that convert to a DTC Subscription within the first seven days of the next month as noted above.

Our networks and streaming services, which include Max, HBO Max, and discovery+, compete for the sale of advertising with other television networks, including broadcast, cable, local networks, and other content distribution outlets for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.
Our networks and streaming services also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, streaming services, pay-per-view and video-on-demand (“VOD”) services, online activities and other forms of news, information and media entertainment.
INTELLECTUAL PROPERTY
We are one of the world’s leading creators, owners and distributors of intellectual property. Our intellectual property assets include copyrights in films, television programs, software, comic books and mobile apps; trademarks in names, logos and characters; patents or patent applications for inventions related to products and services; websites; and licenses of intellectual property rights of various kinds from third parties. We have made and will continue to make investments in developing technology platforms to support our digital products and streaming services, including Max, HBO Max, and discovery+, and consider these platforms to be intellectual property assets as well.
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
We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not be effective. Piracy, which encompasses the theft of our signals, and the unauthorized use of our intellectual property in the digital environment, continues to present a threat to revenues from products and services based on our intellectual property. Piracy also includes the unauthorized use of our intellectual property on physical goods. We have a team dedicated to disrupting and curbing piracy and other forms of intellectual property infringement and use external vendors to detect and remove infringements, whether digital in nature or on physical goods. We also engage with intermediaries that facilitate piracy, leverage our membership in a range of industry groups, and initiate enforcement actions, including litigation, to address piracy issues. In general, policing unauthorized use of our products and services and related intellectual property is difficult and costly. Further, new technologies such as generative AI and their impact on our intellectual property rights remain uncertain, and development of the law in this area could impact our ability to protect against infringing uses or result in infringement claims against us.
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
Program Access
The Communications Act (the “Act”) and the FCC’s program access rules prevent a content vendor in which a cable operator has an “attributable” ownership interest from discriminating against unaffiliated multichannel video programming distributors (“MVPDs”), such as cable and DBS operators, in the rates, terms and conditions for the sale or delivery of the vendor’s content networks, on the basis of the non-affiliation. These rules permit the unaffiliated MVPD to initiate a complaint to the FCC against the content vendor and content networks if it believes this rule has been violated.

Program Carriage
The Act and the FCC’s program carriage rules prohibit MVPDs from favoring their affiliated content networks over unaffiliated, similarly situated content networks in the rates, terms and conditions of their carriage agreements in a manner that unreasonably restrains the ability of the unaffiliated content network to compete fairly. These rules permit the unaffiliated content network to initiate a complaint to the FCC against the MVPD if it believes these rules have been violated, but court decisions interpreting the regulations have made it difficult for us to challenge a distributor’s decision to decline to carry one of our content networks or discriminate against one of our content networks.
“Must-Carry”/Retransmission Consent
The Act imposes “must-carry” regulations on cable systems, requiring them to carry the signals of most local broadcast television stations in their market if they elect mandatory carriage. DBS systems are also subject to their own must-carry rules. The FCC’s implementation of “must-carry” obligations requires cable operators and DBS providers to give broadcasters preferential access to channel space and favorable channel positions. This reduces the amount of channel space that is available for carriage of our content networks by cable and DBS operators. The Act also gives certain broadcasters the choice of opting out of must-carry and invoking the right to retransmission consent, which refers to a broadcaster’s right to require MVPDs, such as cable and satellite operators, to obtain the broadcaster’s consent before distributing the broadcaster’s signal to the MVPDs’ subscribers, often at a substantial cost that reduces the content funds available for independent programmers not affiliated with broadcasters, such as us.
Accessibility, Children’s Advertising Restrictions, Emergency Alerts and CALM Act
Certain of our content networks and some of our IP-delivered video content must provide closed-captioning and audio description of some of their programming and comply with other regulations designed to make our content more accessible to persons with disabilities. The U.S. Congress, the FCC, and the U.S. Department of Justice periodically consider proposals to implement additional accessibility requirements, and are considering a number of such proposals now, some of which would increase our obligations substantially. Our television programming intended primarily for children 12 years of age and under must comply with certain limits on the amount and type of permissible advertising, and certain regulations extend to our digital products when they are referenced by web address in our television programming. We may not include actual or simulated emergency alert tones or signals in our content. Commercials embedded in our networks’ television content stream also must adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material.
Obscenity Restrictions
MVPDs are prohibited from transmitting obscene content, and our distribution agreements generally require us to refrain from including such content on our networks.
Regulation of Digital Products and Services
We operate a variety of free, advertising-based and subscription-based digital products and streaming services providing news, information and entertainment to consumers in the U.S. and international markets via web, mobile and connected TV platforms. In some cases, those products and services are provided directly to consumers, and in other cases, they can be used and/or purchased through a third-party distributor, such as Xfinity or Hulu. Our digital products and services are subject to federal and state regulation in the U.S. relating to the privacy and security of personal information collected from our users, including laws pertaining to the acquisition of personal information from children under 16. Some examples of these laws include the federal Children’s Online Privacy Protection Act (COPPA), the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Video Privacy Protection Act (VPPA), and the California Consumer Privacy Act (“CCPA”). Many additional U.S. state and federal regulations impose data security and data breach obligations on the Company. These laws and their public and private enforcement are continually evolving, with several comprehensive U.S. state privacy laws that took effect in 2023, or that will take effect in 2024, and many more introduced and expected to pass in the coming year, and novel litigation theories related to privacy advancing in the courts. Additional federal and state laws and regulations apply or may be adopted with respect to our digital products and services, covering such issues as data privacy and security, child safety, oversight of user-generated content, advertising, competition, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. The scope of regulation may differ depending on how these products and services are used and/or purchased. In addition, the FCC from time to time considers whether some or all digital services should be considered MVPDs and regulated as such.

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
HUMAN CAPITAL
As of December 31, 2023, we had approximately 35,300 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures, with 53% located in the U.S. and 47% located outside of the U.S.
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
•on-site wellness centers in our New York, Los Angeles, Atlanta and Chiswick (London) offices, a fully-equipped fitness center in our New York, Los Angeles and Atlanta offices, and access to virtual fitness classes and wellbeing programs;
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
Diversity, Equity and Inclusion (“DE&I”)
Our DE&I objective is to promote diversity, remove barriers, and create space for all to share ideas and be heard. DE&I at WBD is overseen by our Chief Global Diversity, Equity & Inclusion Officer. We implement our DE&I initiatives and pipeline programs through our global and regional DE&I team that partners with internal and external stakeholders across our brands, business units and regions. We have established a Business and Creative Council, made up of our most senior leaders, to address and champion DE&I in our corporate and content production businesses. We seek to support our employees through the sponsorship of 16 Business Resource Groups (“BRGs”) globally, comprised of over 40 chapters. BRGs are intended to enable employees with shared pursuits, purpose, identities, and interests to lead, contribute and build community for all.
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
The media and entertainment industries in which we compete for viewers, distribution and advertising are highly competitive. We face increased competitive pressure for talent, content, audiences, subscribers, service providers, advertising spending and production infrastructure. We compete with a broad range of companies engaged in media, entertainment and communications services, some of whom have interests in multiple media and entertainment businesses that are often vertically integrated, all vying for consumer time, attention and discretionary spending. In addition, the composition of our competitors has evolved with the entrance of new market participants, including companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Such competitors could also have preferential access to important technologies, customer data or other competitive information. Our competitors may also consolidate or enter into business combinations or alliances that strengthen their competitive positions. Our ability to compete successfully depends on a number of factors, including our ability to consistently acquire and produce high quality content amidst a rapidly evolving competitive landscape. In addition, new technology, including generative artificial intelligence (“AI”), is evolving rapidly and our ability to compete could be adversely affected if our competitors gain an advantage by using such technologies. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition in the marketplace will not have an adverse effect on our business, financial condition or results of operations.
Our advertising revenues have been, and may continue to be, adversely impacted by several factors, including the changing landscape of television advertising spending and advertising market conditions.
We derive substantial revenues from the sale of advertising, and a continuing decline in advertising revenues could have a material adverse effect on our business, financial condition or results of operations.
Shifting consumer preferences toward streaming services and other digital products and the increasing number of entertainment choices has intensified audience fragmentation and reduced content viewership through traditional linear distribution models. This has changed the landscape of traditional television advertising spending, prompting advertisers to shift their strategies, and ultimately advertising spend, toward streaming services and other digital products to reach target audiences. In addition, a number of other streaming services with larger subscriber bases and greater household penetration have recently introduced ad-supported tiers. The increase of digital advertising available in the marketplace, due to both the introduction of ad-supported tiers in competing streaming services and the expansion of free ad-supported television (“FAST”) products, has increased the competition we face for advertising expenditures for both our traditional linear networks and the ad-supported tiers in our streaming services, and also limited our ability to demand higher rates for our linear and digital advertising inventory or even the same rates that we previously charged for our advertising inventory prior to the surge in digital advertising. There can be no assurance that we can successfully navigate the evolving streaming and digital advertising market or that the advertising revenues we generate in that market will replace the declines in advertising revenues generated from our traditional linear business.
The advertising market is also sensitive to general economic conditions and consumer buying patterns. Financial instability or a general decline in economic conditions in the U.S. and other countries where our content is distributed could adversely affect the spending priorities of our advertising partners who might reduce their spending, which could result in a decrease in advertising rates and volume and in our overall advertising revenues. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could also lead to a reduction in domestic and international advertising expenditures, which could also have an adverse effect on our advertising revenues.
Our advertising revenues are also dependent on our ability to measure viewership and audience engagement across all platforms and in all geographic regions. Although audience measurement systems have evolved and improved to capture the viewership of programming across multiple platforms, they still do not fully capture all viewership across streaming and other digital platforms and advertisers may not be willing to pay advertising rates based on the viewership that is not being measured. In certain geographic regions, our ability to fully capture viewership information may be limited by local laws and regulations.
As further discussed in other parts of this Item 1a. Risk Factors, our ability to generate advertising revenue is also dependent on our ability to compete in highly competitive, rapidly evolving industries, our ability to respond to changes in consumer behavior and our ability to consistently achieve audience acceptance of our content and brands.

Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect our business, financial condition or results of operations.
Our success depends on our ability to anticipate and adapt to changes in consumer behavior and shifting content consumption patterns. The ways in which viewers consume content, and technology and distribution models in the media and entertainment industries, continue to evolve, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenues. Technological advancements have empowered consumers to seek more control over how they consume content and have affected the options available to advertisers for reaching target audiences. This trend has impacted certain traditional distribution models, as demonstrated by industry-wide declines in cable ratings, declines in subscribers to the traditional cable bundle, the development of alternative distribution platforms for content, and reduced theatergoing.
Declines in linear television viewership are expected to continue and possibly accelerate, which could adversely affect our advertising and distribution revenues. In order to respond to this decline, changing consumer behavior, increasing preferences to watch on demand, and changes in content distribution models in the media and entertainment industries, we have invested in, developed and launched streaming services including Max, HBO Max and discovery+. We have incurred and will likely continue to incur significant costs to develop and market our streaming services, including costs related to international expansion, technological enhancements, and subscriber acquisition. There can be no assurance, however, that consumers and advertisers will embrace our offerings, that subscribers will activate or renew a subscription, particularly given the significant number of streaming services in the marketplace, or that our DTC business will be as successful or as profitable as our traditional linear television business.
The film industry has also been impacted by shifting consumer preferences and technological innovation. While restrictions on theatergoing from the COVID-19 pandemic have largely lifted, in some markets, box office performance and movie theater attendance may be slower to rebound to pre-pandemic levels due to, among other things, consumer preferences for consuming movies at home, a vast library of which is available to them through one or more streaming subscriptions, and shorter theatrical release windows. As a response to changing consumer preferences and to return theater attendance towards pre-pandemic levels, film studios such as ours can seek to invest in creating compelling films and seek to promote events in connection with feature films in order to enhance the consumer’s movie theater experience. If the film industry and exhibitors are unable to successfully create and market “event” films and ultimately evolve and enhance the movie theater experience in response to shifting consumer preferences, the profitability, financial condition and results of operations of our studios business may be negatively impacted.
Each distribution model has different risks and economic consequences for us, and the rapid evolution of consumer preferences may have an economic impact that is not ultimately predictable. Further, technology in the media and entertainment industries continues to evolve rapidly. For example, AI is a new technology for which the advantages and risks associated with its use in such industries are currently largely uncertain and unregulated. If we are not able to access our targeted audience with appealing category-specific content and adapt to new technologies, distribution methods, platforms and business models, we may experience a decline in viewership and ultimately a decline in the demand for our programming, which could lead to lower distribution and advertising revenues, materially and adversely affecting our business, financial condition and results of operations.
The success of our business depends on the acceptance of our content and brands by our U.S. and international viewers, which may be unpredictable and volatile.
The production and distribution of television programs, feature films, sports and news content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. The appeal, success and performance of our content with consumers, as well as with third-party licensees and other distribution partners, are critical factors that can affect the revenue that we receive with respect to our content-related business. Our success depends on our ability to consistently create and acquire content that meets the changing preferences of viewers in general, in special interest groups, in specific demographic categories and in various international marketplaces. For example, generally, feature films that perform well upon initial release also have commercial success in subsequent distribution channels. Therefore, the underperformance of a feature film, especially an “event” film, upon its public release can result in lower-than-expected revenues for our business which could limit our ability to create future content. We need to invest substantial amounts in the production or acquisition and marketing of our television programs, feature films, sports and news content before we learn whether such content will reach anticipated levels of popularity with consumers. Failing to gain the level of audience acceptance we expect for our content may negatively impact our business, financial condition and results of operations.

The commercial success of our content also depends upon the quality and acceptance of competing content available in the applicable marketplace. For example, as some foreign film and filmmaking industries grow and the availability of popular local content rises, the demand from foreign audiences for American films may decrease, which could negatively impact our revenue. Other factors, including the availability of alternative forms of entertainment and leisure time activities, piracy, and our ability to develop strong brand awareness may also affect the audience demand for our content. Consequently, reduced public acceptance of our television programs, feature films, sports and news content or negative publicity regarding individuals or operations associated with our content or brands may decrease our audience share and customer/viewer reach and adversely affect our business, financial condition and results of operations.
If our DTC products fail to attract and retain subscribers, our business, financial condition and results of operations may be adversely impacted.
Our Max, HBO Max and discovery+ offerings are subscription-based streaming services and are among many such services in a crowded and highly competitive landscape. Their success and the success of other subscription-based streaming services we may offer in the future will be largely dependent on our ability to initially attract, and ultimately retain, subscribers. If we are unable to effectively market our DTC products or if consumers do not perceive the pricing and related features of our DTC products to be of value versus our competitors, we may not be able to attract and retain subscribers. In particular, decreases in consumer discretionary spending in the markets where our DTC products are offered may reduce our ability to attract and retain subscribers to our services, which could have a negative impact on our business. Relatedly, a decrease in viewing subscribers on our advertising-supported DTC products could also have a negative impact on the rates we are able to charge advertisers for advertising-supported services. The ability to attract and retain subscribers will also depend in part on our ability to provide compelling content choices that are differentiated from that of our competitors and that are more attractive than other sources of entertainment that consumers could choose in their free time. Furthermore, our ability to provide a quality subscriber experience and our relative service levels, may also impact our ability to attract and retain subscribers. If existing subscribers, including those who receive subscriptions through wireless and broadband bundling arrangements with third parties or through wholesale arrangements with MVPDs, cancel or discontinue their subscriptions for any reason, including as a result of selecting an alternative wireless or broadband plan that does not bundle our products, canceling or discontinuing their MVPD subscription, or due to the availability of competing offerings that are perceived to offer greater value compared to our DTC products, our business may be adversely affected. We would need to add new subscribers both to replace subscribers who cancel or discontinue their subscriptions and to grow our business. If we are unable to attract and retain subscribers and offset the losses of subscribers who cancel or discontinue their subscriptions to our DTC products, our business, financial condition and results of operations could be adversely affected.
Failure to renew, renewal with less favorable terms, or termination of our content licenses and similar distribution agreements may cause a decline in our revenue.
Because our content and pay-TV networks are licensed to and distributed through third parties, such as traditional television and pay-TV broadcasters (such as cable and satellite operators) and operators of digital platforms, which in turn make such content available, directly and indirectly, to consumers, we are dependent upon the maintenance of such licensing and distribution agreements with such third parties. These agreements generally provide for the scope of licensed rights, including geographic territory, exploitation rights, holdbacks and/or other restrictions, including exclusivity or non-exclusivity, window(s) of exploitation (including first and second pay-TV and free to air broadcast), for the level of carriage our networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages), and for payment of a license fee to us based on a number of factors, including the scope of the rights granted, the popularity of the content (as measured in the case of films, for example, by box office performance for certain downstream exploitation) and the date of its first theatrical or pay-TV exhibition.
Our agreements generally have a limited term which varies by territory and distributor, and there can be no assurance that these agreements will be renewed in the future or that they will be renewed on terms that are favorable to us. Whether or not a distributor is willing to renew an agreement on terms that are favorable to us may be dependent upon our decision to make our content available on both our linear networks and our streaming platforms. Failure to renew an agreement prior to its expiration could lead to service blackout, which could in turn affect both our revenues and our reputation with viewers.

While the number of subscribers associated with our networks impacts our ability to generate advertising revenue (as further described elsewhere in this Item 1A), subscription-based revenue also represents a significant portion of our revenue. The license fees and other commercial terms that we receive are dependent, among other factors, on the acceptance and performance of our content with consumers. A reduction in the license fees that we receive or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks or a reduction in distributor penetration, or as a result of changes in consumer habits, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. Changes in distribution strategy and variations on traditional theatrical distribution and other licensing models, such as shortening traditional windows, may also drive changes in the license fees that distributors and other downstream licensees in the value chain may be willing to pay for content, which may in turn negatively affect our revenue. As a result of industry consolidation, our distributors have become and may continue to become larger, and as a result have gained or could gain additional market power. Such consolidation gives these distributors leverage in negotiating their distribution agreements with us which could subject our affiliate fee revenue to reduction or discounts, which could have an adverse effect on our financial condition.
In addition, content distribution and license agreements are complex and individually negotiated. For example, some of our distribution agreements contain “most favored nation” clauses, which typically provide that if we enter into an agreement with another distributor which contains certain more favorable terms, we must offer some of those terms to our existing distributors. If we were to disagree with one of the counterparties on the interpretation of a content distribution and license agreement, it could damage our relationship with that counterparty as well as materially adversely impact our business, financial condition and results of operations.
We invest significant resources to acquire and maintain licenses to produce sports programming and there can be no assurance that we will continue to be successful in our efforts to obtain or maintain licenses to recurring sports events or recoup our investment when the content is distributed.
We face significant competition to acquire and maintain licenses to sports programming, which leads to significant expenditure of funds and resources. As a result of an increasing number of market entrants in the programming space, we have seen upward pressure on programming costs in recent years, particularly in connection with the licensing and acquisition of sports content from third parties. We may also be impacted by such upward pressures driven by increasing investment in programming by competitors. In certain international markets, regulations concerning content quotas or content investment requirements may be a further factor driving increasing programming costs. In addition, businesses, including ours, that offer multiple services or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to other holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for the distribution of our networks. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors to obtain and/or maintain licenses to recurring sports events, or that increasing competition for programming licenses and regulatory review from competition authorities will not have a material adverse effect on our business, financial condition or results of operations.
There can also be no assurance that we will recoup our investment in sports programming, including realizing any anticipated benefits of our joint ventures. The impact of these contracts on our results of operations over the term of the contracts depends on a number of factors, including the strength of advertising markets and subscription levels and rates for programming. Our success with sports programming is highly dependent on consumer acceptance of this content and the size of our viewing audience. If viewers do not find our sports programming content acceptable, we could see low viewership, which could lead to low distribution and advertising revenues and adversely affect our business, financial condition and results of operations.
Our businesses have been, and in the future may be, subject to labor disruption.
We and some of our suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of our television programs, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take, and have taken, actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages, or the possibility of such actions, including the 2023 WGA and SAG-AFTRA strikes and potential future strikes by other unions involved in development and production, have resulted in, and could in the future result in, delays in the production of, or the release of, our television programs, feature films, and interactive entertainment. For example, the 2023 WGA and SAG-AFTRA strikes caused delays in the production of our television programs and feature films and in the release of certain programming. The impact of these strike-related delays and other consequences of these strikes have continued, and are expected to continue to, impact our business even after the strikes were ultimately resolved.

If the media and entertainment industries experience prolonged strikes, work slowdowns or work stoppages, we may be unable to produce, distribute or license programming, feature films, and interactive entertainment, which could result in reduced revenue and have a material adverse effect on our business, financial condition and results of operations. For example, the 2023 WGA and SAG-AFTRA strikes had a material impact on the operations and results of the Company. See the discussion under “Business – Industry Trends” that appears above. In addition, the pausing and restarting of certain productions resulted in incremental costs, delayed the completion and release of some of our content (films, television programs, and licensed programs) and could cause an impairment of our investment in film, television programs, or licensed program rights if the incremental costs are significant or we are unable to efficiently complete the production of the film, television show or program or decide to abandon the production.
We may also enter into new collective bargaining agreements or renew collective bargaining agreements on less favorable terms and incur higher costs as a result of prolonged strikes, work slowdowns, or work stoppages. Many of the collective bargaining agreements that cover individuals providing services to the Company are industry-wide agreements, and we may lack practical control over the negotiations and terms of these agreements. Union or labor disputes or player lock-outs relating to certain professional sports leagues may preclude us from producing and telecasting scheduled games or events and could negatively impact our promotional and marketing opportunities. Depending on their duration, union or labor disputes or player lock-outs could have a material adverse effect on our business, financial condition and results of operations.
We have recognized, and could continue to recognize, impairment charges related to goodwill and other intangible assets.
We have a significant amount of goodwill and other intangible assets on our consolidated balance sheet. In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, including the continued decline of traditional linear television viewership and linear ad revenues, disruptions to our business, inability to effectively integrate acquired businesses, underperformance of our content, unexpected significant changes or planned changes in use of the assets, including in connection with restructuring initiatives, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially adversely affect our results of operations in the periods recognized.
We rely on platforms owned by our competitors for digital and linear distribution of our content.
We rely on platforms owned by third parties, some of which compete directly with us or have investments in competing streaming services, to make our content available to our subscribers and viewers. If these third parties do not continue to provide access to our service on their platforms or are unwilling to do so on terms acceptable to us, our business could be adversely affected. If we are not successful in maintaining existing or creating new relationships with these third parties, our ability to retain subscribers and grow our business could be adversely impacted.
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

Risks Related to Our Acquisition and Integration of the WarnerMedia Business
We have incurred and expect to continue to incur significant costs relating to the integration of the WarnerMedia business, and we may not realize the anticipated benefits of the Merger because of difficulties related to integration and other challenges faced by the combined Company.
On April 8, 2022, we completed the Merger in which we acquired the business, operations and activities that constitute the WarnerMedia Business from AT&T. We incurred significant costs following the closing of the Merger, including costs relating to organization restructuring, facility consolidation activities and other contract termination costs, which costs we believe were necessary to realize the anticipated cost synergies from the Merger. Additional unanticipated costs may also be incurred in connection with the continued integration of the legacy business, operations and activities of Discovery prior to the Merger (the “Discovery Business”) and the WarnerMedia Business, including due to the resources required for integration. The amount and timing of any such costs could materially adversely affect our business, financial condition and results of operations.
Prior to the Merger, the Discovery Business and the WarnerMedia Business operated independently, and while we have spent the last 23 months since the closing of the Merger on integration activities, there can be no assurances that our businesses will ultimately be combined in a manner that allows for the achievement of any or all anticipated financial, strategic or other benefits. If we are not able to successfully complete the integration of the Discovery Business and the WarnerMedia Business, the anticipated benefits of the Merger may not be realized fully, if at all, or may take longer than expected to be realized. Our integration efforts could result in a loss of key employees, loss of customers, business disruption or unexpected issues, higher than expected costs and an overall process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in order to realize the anticipated benefits of the Merger:
•continuing and finalizing the integration of the Discovery Business and the WarnerMedia Business in the time frame currently anticipated;
•integrating the businesses’ administrative, accounting and information technology infrastructure;
•continuing to align and expand the geographic footprint of the DTC products for global customers; and
•resolving potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the integration of the Discovery Business and the WarnerMedia Business.
Even if the integration is completed successfully, the full benefits of the Merger may not be achieved within the anticipated time frame or at all. Further, following the Merger, the size and complexity of the business of the combined Company increased significantly. Our future success depends, in part, upon our ability to continue to manage this expanded business, which could pose substantial challenges for management, including challenges related to the management and monitoring of diverse, complex operations and associated increased costs. All of these factors could materially adversely affect our stock price, business, financial condition, results of operations or cash flows.
We have been engaged in legal proceedings and disputes related to the Merger and could be subject to additional legal proceedings and disputes related to the Merger, the outcomes of which are uncertain and could negatively impact our business, financial condition and results of operations.
In connection with the Merger, multiple putative class action lawsuits relating to the Merger were filed on behalf of stockholders of the Company against the Company and/or certain of our directors and executive officers seeking damages and other relief, and we have been engaged in other disputes arising out of definitive agreements entered into in connection with the Merger. Additional lawsuits relating to the Merger, or disputes arising out of definitive agreements entered into in connection with the Merger, could arise in the future. The outcomes of Merger-related lawsuits and disputes are uncertain and could negatively and materially impact our business, financial condition and results of operations. Even if we ultimately prevail in a lawsuit or dispute, defending against the claim or resolving the dispute could be time-consuming and costly and divert our management’s attention and resources away from our business, which could negatively and materially impact our business, financial condition and results of operations.

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
In addition, we distribute programming outside the U.S. As a result, our business is, and may increasingly be, subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
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
•foreign exchange regulations, or significant fluctuations in foreign currency value and foreign exchange rates, as further described below in this Item 1A;
•capital, currency exchange and central banking controls;
•the instability of foreign economies and governments;
•the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the ongoing conflicts in Europe and the Middle East;
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
•foreign privacy and data protection laws and regulations and changes in these laws and regulations; and
•shifting consumer preferences regarding the viewing of video programming and consumption of entertainment content overall.
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

This is of particular concern in Poland, where we own and operate TVN, a portfolio of free-to-air and pay-TV lifestyle, entertainment, and news networks, which faces legislative and regulatory risk. In the past, said risk has manifested itself in draft legislation, now abandoned, which would have precluded non-EEA ownership of Polish national broadcasters, and in delays in renewing broadcast licenses. Such regulatory pressure on TVN and/or similar developments could, directly or indirectly, affect the future operations of our Polish media properties and/or modify the terms under which we offer our services and operate in that market in the future.
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
We are subject to domestic and international laws associated with the acquisition, storage, disclosure, use and protection of personal data, including under the E.U. General Data Protection Regulation, several U.S. federal and state privacy laws, including, but not limited to, the CCPA, and many other international laws and regulations. These laws and regulations are continually evolving and many more U.S. state and federal laws and international laws may pass this year and over the next few years. See the discussion above in “Business – Regulatory Matters”. These evolving privacy, security, and data protection laws may require us to expend significant resources to implement additional data protection measures, and our actual or alleged failure to comply with such laws could result in legal claims, regulatory enforcement actions and significant fines and penalties.
Environmental, social and governance laws and regulations may adversely impact our businesses.
U.S. state and federal regulators, international regulators, investors, consumers and other stakeholders are increasingly focused on environmental, social, and governance considerations. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management, and cybersecurity, are under consideration or have been adopted. Many such laws, including new greenhouse gas emission regulations that have already been adopted in the State of California and in the European Union and have been proposed in other jurisdictions, include specific, quantitative disclosures regarding our global operations, both upstream and downstream. These increased disclosure obligations have required and may continue to require us to implement new practices and reporting processes, and have created and may continue to create additional compliance risk. They may also result in increased costs relating to tracking, reporting and compliance.
Additionally, we have adopted several initiatives and programs focused on environmental, social and governance issues, which may not achieve their intended outcomes. If we are unable to meet our enterprise objectives, or live up to evolving stakeholder expectations and industry standards for environmental, social and governance issues, or if we are perceived by consumers, stockholders or employees to have not responded appropriately with respect to these issues, our reputation, and therefore our ability to sell our products and services, could be negatively impacted. If, as a result of their assessment of our performance on environmental, social, and governance matters, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. Providers of debt and equity financing may also consider our performance in these areas and the ratings of external firms (which we have limited ability to influence) in their decisions involving our Company, which could impact our cost of capital and adversely affect our business.
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
We continue to face the increasing complexity of operating a global business, and we are subject to ever-changing tax policy and regulations around the world. Many foreign jurisdictions are contemplating additional taxes and/or levies on over-the-top services, as well as on media advertising. Other changes in tax laws and the interpretations thereof could have a material impact on our tax liability. In addition, many foreign jurisdictions have increased scrutiny and have either changed, or plan to change, their international tax systems due to the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations. These recommendations include, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. Certain countries in which we operate have adopted legislation, and other countries are expected to introduce legislation, to implement these recommendations. The application of this legislation is evolving, and we continue to assess the potential impact on our future tax liability.
Additional complexity has also arisen with respect to state aid; i.e., state resources used to provide recipients an advantage on a selective basis that has or could distort competition and affect trade between European member states. In recent years the European Commission has increased their scrutiny of state aid and has deviated from historical E.U. state aid practices. We receive material amounts of financial incentives for conducting our content production activities in various jurisdictions that offer such incentives. If the E.U. were to restrict our ability to receive these incentives, such restrictions could have a material impact on our results of operations.
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
We have a significant amount of debt and may incur significant amounts of additional debt, which could adversely affect our financial health and our ability to react to changes in our business and our ability to incur debt, and the use of our funds could be limited by the restrictive covenants in the agreements governing our revolving credit facility and senior notes.
Our consolidated indebtedness as of December 31, 2023 was $41,889 million, of which $1,780 million is current. In addition, we have the ability to draw down on a $6.0 billion revolving credit facility in the ordinary course, which would have the effect of further increasing our debt to the extent drawn. We are also permitted, subject to certain restrictions under our existing debt agreements, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of further increasing our leverage ratio.
Our loan agreements contain restrictive covenants, as well as requirements to comply with certain leverage ratio and other financial maintenance tests. These covenants and requirements could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers, acquisitions and sales of assets, or to take advantage of other opportunities, which could have an adverse effect on our business.
In addition, as a result of our significant indebtedness, our corporate or debt-specific credit rating could be downgraded, which may increase our borrowing costs or subject us to even more restrictive covenants when we incur new debt in the future, which could reduce profitability and diminish operational flexibility.
If we are unable to effectively reduce and sustain our leverage ratio, it could have significant negative consequences on our financial condition and results of operations, including:
•impairing our ability to meet one or more of the financial ratio covenants contained in our revolving credit facility or to generate cash sufficient to pay the interest or principal, which could result in an acceleration of some or all of our outstanding debt in the event that an uncured default occurs;
•increasing our vulnerability to adverse economic and market conditions;
•limiting our ability to obtain additional debt or equity financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of cash flow available for other purposes such as capital expenditures, investments, share repurchases, and mergers and acquisitions;

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
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facilities or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our subsidiaries, including WarnerMedia Holdings, Inc., Scripps Networks Interactive, Inc., and Discovery Communications, LLC to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facilities, to which they may be or may become subject. Under the 2017 Tax Cuts and Jobs Act, we were subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. The Company intends to continue to permanently reinvest these funds outside of the U.S., and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Certain of our businesses are conducted through joint ventures or partnerships with one or more third parties, in which we share ownership, management and profits of the business operation to varying degrees.
Certain of our businesses are conducted through joint ventures or partnerships with one or more third parties, where we have varying degrees of ownership and influence. From time to time, we may disagree with our joint venture partners on the strategy or management of a joint venture business but may be constrained in our ability to make decisions unilaterally as a result of legal or contractual obligations to our joint venture partners, which could adversely affect our business, financial condition and results of operations. In addition, we believe our relationship with our third-party partners is an important factor in the success of any joint venture or partnership. If a partner changes, our relationship may be adversely affected and we may not realize the anticipated benefits from such joint venture or partnership.
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
In addition, Dr. John C. Malone, chairman of Liberty Media, Liberty Global and Liberty Broadband and member of the board of directors of Qurate Retail, serves on our board of directors. Our board of directors also currently includes one other person who is currently a member of the board of directors of Liberty Global, and a member of the board of directors of LLA. The respective parent companies of Advance/Newhouse and of Liberty Media, Liberty Global, Qurate Retail, Liberty Broadband, and LLA (together, the “Liberty Entities”) own interests in various U.S. and international media, communications and entertainment companies, such as Charter, that have subsidiaries that own or operate domestic or foreign content services that may compete with the content services we offer. We have no rights in respect of U.S. or international content opportunities developed by or presented to the subsidiaries of any Liberty Entities, and the pursuit of these opportunities by such subsidiaries may adversely affect our interests and those of our stockholders.
None of the Liberty Entities own any interest in us. Dr. Malone beneficially owns: shares of Liberty Media representing approximately 48% of the aggregate voting power of its outstanding stock, shares representing approximately 30% of the aggregate voting power of Liberty Global, shares representing approximately 6% of the aggregate voting power of Qurate Retail, shares representing approximately 48% of the aggregate voting power of Liberty Broadband and shares representing less than 1% of our outstanding common stock. Our other directors who are also directors of the Liberty Entities hold stock and stock-based compensation in the Liberty Entities and hold our stock and stock-based compensation.

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
We and our partners rely on various technology systems in connection with the production, distribution and broadcast of our programming, and our online, mobile and app offerings, as well as our internal systems, involve the storage and transmission of personal and proprietary information. In the ordinary course of our business, cyber criminals and other malicious actors consistently target us and our service providers. Our systems and our service providers’ systems have been breached in the past due to cybersecurity attacks. These systems may continue to be breached in the future due to employee error or misconduct, system vulnerabilities, malicious code, hacking and phishing attacks, or otherwise. The risk of cyberattacks may continue to increase as technologies evolve and cyber criminals conduct their attacks using more sophisticated methods, including those which use AI. The risk of cyberattacks has also increased and is expected to continue to increase in connection with geopolitical events and dynamics, including ongoing conflicts in Europe and the Middle East and tensions with Russia, China, North Korea, Iran and other states. State-sponsored parties or their supporters may launch retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. Cybersecurity threats originate from a wide variety of sources/malicious actors, including, but not limited to, persons who constitute an insider threat, who are involved with organized crime, or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data systems or that of our service providers, customers or clients through social engineering, phishing, mobile phone malware, account takeovers, SIM card swapping, or similar methods.
We have implemented processes, strategies and incident response plans designed to identify, assess and manage cyber risks and information security vulnerabilities (as further described in Item 1C. Cybersecurity). However, our procedures may not be sufficient to adequately mitigate the negative impacts of a cyber breach or adverse event. If our or our service providers’ information security systems or data are compromised, such compromises could result in a disruption of services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal, regulatory and financial exposure, each of which could potentially have an adverse effect on our business.
Theft of our intellectual property and unauthorized duplication, distribution and exhibitions of our intellectual property may decrease revenues and adversely affect our business, financial condition, and results of operations.
The success of our business depends in part on effective and deterrent laws efficiently implemented by law enforcement to enable our ability to maintain and enforce the intellectual property rights underlying our content and brands. We are a global media and entertainment company, and piracy or other infringement of our intellectual property (including digital content, feature films, television programming, gaming, and other content), brands and other intellectual property has the potential to materially adversely affect us. Piracy is particularly prevalent in parts of the world that do not effectively enforce intellectual property rights and laws. Even in territories like the U.S. that have stronger intellectual property laws, legal frameworks that are unresponsive to modern realities, combined with the lack of effective technological prevention and enforcement measures, may impede our enforcement efforts. Our enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured to any degree. In addition, technological advances that allow the almost instantaneous unauthorized copying and downloading of content into digital formats without any degradation of quality from the original facilitate the rapid creation, transmission, and sharing of high-quality unauthorized copies. This is also true for broadcast signals, which can be retransmitted without any degradation of quality from the original via unauthorized services. Unauthorized distribution of copyrighted material over the internet is a threat to copyright owners’ ability to maintain the exclusive control over their copyrighted material and thus the value of their property. The proliferation of unauthorized use of our content may have a material adverse effect on our business and profitability. For example, it may reduce the revenue that we potentially could receive from the legitimate sale and distribution of our content. We may also need to spend significant amounts of money on improvement of technological platform security and enforcement activities, including litigation, to protect our intellectual property rights. Further, new technologies such as generative AI and their impact on our intellectual property rights remain uncertain, and development of the law in this area could impact our ability to protect against infringing uses or result in infringement claims against us.
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
Our business is significantly affected by prevailing economic conditions and levels of consumer discretionary spending. A downturn in global economic conditions may negatively affect our current and potential customers, particularly advertisers whose expenditures are sensitive to general economic conditions, vendors and others with whom we do business and their ability to satisfy their obligations to us. In addition, inflationary conditions or an increase in price levels generally increases our content production costs and other costs of doing business, which could negatively affect our profitability. Further, a high interest rate environment, whether arising out of a policy response to inflationary conditions or otherwise, increases the costs of our securitization portfolio, which may also negatively affect our results of operations.
Decreases in consumer discretionary spending in the U.S. and other countries where our content is distributed may cause a decrease in cable television subscriptions, subscriptions to our DTC products, or movie theater attendance to view our feature films, among others, all of which may negatively affect our revenues and results of operations.
In addition, our business and operations has been, and in the future could be, disrupted or impacted by other global events, including political, social, or economic unrest, terrorism, hostilities, natural disasters such as earthquakes, or pandemics. For example, the COVID-19 pandemic had numerous effects on our business including a decrease in advertising revenues, a postponement of significant live events, and reduced movie theater attendance. Other global events in the future could disrupt our business and operations in unpredictable ways.
The market price of our common stock has been highly volatile and may continue to be volatile due, in part, to circumstances beyond our control.
The market price of our common stock has fluctuated, and may continue to fluctuate, due to many factors, some of which may be beyond our control. These factors include, without limitation:
•actual or anticipated variations in our financial and operating results;
•changes in our estimates, guidance or business plans;
•variations between our actual results and expectations of securities analysts, or changes in financial estimates and recommendations by securities analysts;
•market sentiment about our industry in general or our business in particular, including our level of debt, our leverage ratio, and our ability to effectively compete in the categories and industries in which we operate;
•the activities, operating results or stock price of our competitors, or other industry participants;
•spending on domestic and foreign television and digital advertising;

•the announcement or completion of significant transactions by us or a competitor;
•overall general market fluctuations and other events affecting the stock market generally; and
•the economic and political conditions in the U.S. and internationally, as well as other factors described in this Item 1A.
Some of these factors may adversely impact the price of our common stock, regardless of our operating performance. Further, volatility in the price of our common stock may negatively impact our business, including by limiting our financing options for acquisitions and other business expansion.
Strategic transactions and acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
From time to time we may enter into strategic transactions, make investments or make acquisitions, such as the Merger. Our success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of significant debt and amortization expenses related to intangible assets. We may also incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, subscribers, affiliates and vendors, or have to delay or not proceed with announced transactions.
Additionally, regulatory agencies, such as the FCC or U.S. Department of Justice, may impose additional restrictions on the operation of our business as a result of our seeking regulatory approvals for any strategic transactions and significant acquisitions. The occurrence of any of these events could have an adverse effect on our business.
Our participation in multiemployer defined benefit pension plans could subject us to liabilities that could adversely affect our business, financial condition and results of operations.
We contribute to various multiemployer defined benefit pension plans (the “multiemployer plans”) under the terms of collective bargaining agreements that cover certain of our union-represented employees which could subject us to liabilities in certain circumstances. The amount of funds we may be obligated to contribute to multiemployer plans in the future cannot be estimated, as these amounts are based on future levels of work of the union-represented employees covered by the multiemployer plans, investment returns and the funding status of such plans. As of December 31, 2023, we were an employer that provided more than 5% of total contributions to certain of the multiemployer plans in which we participate. If we choose to stop participating or substantially reduce participation in certain of these plans, we may be subject to a withdrawal liability. In addition, actions taken by any other participating employer that lead to a deterioration of the financial health of a multiemployer plan may result in the unfunded obligations of the multiemployer plan being borne by its remaining participating employers, including us. To the extent a multiemployer plan is underfunded or in endangered, seriously endangered or critical status, additional required contributions and benefit reductions may apply. We currently contribute to multiemployer plans that are underfunded, and, as such, under federal law we may be subject to substantial liabilities in the event of a complete or partial withdrawal from, or a voluntary or involuntary withdrawal from, or termination of, such plans. There can be no assurance that we will not be subject to liabilities in the future due to the foregoing or other circumstances that may arise in connection with these plans or that we can adequately mitigate these costs, any of which could materially adversely affect our business, financial condition and results of operations.
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
In addition, our insurance may not be adequate to protect us from all significant expenses related to pending and future claims and our current levels of insurance may not be available in the future at commercially reasonable prices. Any of these factors could adversely affect our business, financial condition and results of operations.

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity.
We have a cybersecurity program to assess and manage risks to the confidentiality, integrity, and availability of our data, networks and technology assets across WBD. Our Chief Information Security Officer (“CISO”) is responsible for cybersecurity risk oversight and oversees a global organization whose responsibilities include proactively managing and monitoring information and content security, cybersecurity risk, and processes to enable secure and resilient access to, and use of, WBD products and services. Since the closing of the Merger in 2022, we have continued to strengthen and enhance our cybersecurity program and integrate it into our overall risk management processes.
Risk Management and Strategy
We have a cybersecurity risk management strategy for safeguarding our digital assets that includes both technical and non-technical cybersecurity controls. Our multi-layered technical defense involves a series of protective measures across various levels of our technology environment. This includes fortifying our network perimeter through intrusion detection and prevention systems, securing individual devices with antivirus solutions and endpoint detection, implementing network security measures, and ensuring the resilience of applications. In addition to these technical security solutions, we also leverage non-technical methods, such as promoting a cybersecurity-conscious culture throughout WBD which includes mandatory annual cybersecurity training for all employees, a regular cadence of cybersecurity messaging to our employees, and frequent phishing simulations. Further, we engage independent third parties to conduct annual internal and external penetration testing and independent assessments of our cybersecurity risk management practices using the National Institute of Standards and Technology’s cybersecurity framework and other leading industry practices as guidelines. We also engage an independent third party to conduct a biennial cybersecurity maturity assessment to evaluate the maturity of our entire cybersecurity program.
We also invest in cybersecurity incident detection and response. Our Cybersecurity Operations Center provides continuous threat monitoring and anomaly detection that is intended to prevent or minimize damage from a cybersecurity attack. We have a Cybersecurity Incident Response Plan that establishes procedures, roles, responsibilities, and communication protocols for WBD executive management and technical staff in the event of a cybersecurity incident. We test the efficacy of the Cybersecurity Incident Response Plan and assess our response capabilities by conducting annual tabletop exercises that simulate cybersecurity threat scenarios.
We have ongoing processes to identify and assess cybersecurity risks associated with current and prospective third-party service providers. These processes include a vendor cybersecurity compliance assessment at the time of onboarding, contract renewal and/or as needed in the event of a cybersecurity incident affecting such third-party vendor. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and notify us in the event of a cybersecurity incident that impacts us.
We have established cybersecurity information sharing and collaboration practices with both government agencies and industry partners, which we believe enhances our overall cybersecurity resilience.
Governance
We have established a cybersecurity governance structure to engage appropriate stakeholders. Our CISO is informed about and monitors our prevention, detection, mitigation and remediation efforts related to cyber threats through regular communication and reporting from our information security team. Our Chief Financial Officer, our Chief Legal Officer, our Chief Audit and Risk Officer and our Chief Information Officer also have input and involvement in our cybersecurity program. Our Board of Directors has an active role, as a whole and at the committee level, in overseeing the Company’s overall risk management, including cybersecurity risks. Our Board of Directors has delegated responsibility for cybersecurity and information technology risks to our Audit Committee and is regularly informed about such risks through committee reports and other presentations. Our Audit Committee regularly reviews and discusses our cybersecurity risks and is updated by our CISO on how we identify, assess and mitigate those risks. Our Audit Committee receives quarterly updates from our CISO on our cybersecurity risk posture, the status of projects to strengthen and enhance our cybersecurity program, the evolving threat landscape, and cybersecurity incident reports and learnings. The Audit Committee also periodically devotes additional meeting time, as needed, to in-depth discussions on a particularly relevant cybersecurity topic or to education on developments in the realm of cybersecurity. In addition to the quarterly incident reports, cybersecurity incidents meeting pre-determined criteria are reported to the Audit Committee outside of regularly scheduled quarterly updates and to WBD executive management as needed. See Item 1A, “Risk Factors” for details on the risks from cybersecurity threats that we face.

Our CISO has over 30 years of expertise in global digital and information security, cybersecurity risk management, data privacy and compliance across diverse industries including media and entertainment, biotechnology, pharmaceuticals, financial services, and government defense sectors and holds multiple industry-recognized certifications including, among others, a Certificate of Cybersecurity Oversight from the National Association of Corporate Directors and a Certified Information Systems Security Professional certification.
ITEM 2. Properties.
The Company’s headquarters are located in New York City at 230 Park Ave. South. The Company owns and leases approximately 23 million square feet of offices; studios; technical, production and warehouse spaces; and other properties in numerous locations in the U.S. and around the world for its businesses. Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations housed within. The following table sets forth information as of December 31, 2023 with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Footage	Type of Ownership; Expiration Date of Lease
Burbank, CA 4000 Warner Blvd.	Studios	2,600,000	Owned.
New York, NY 30 Hudson Yards	Studios, Networks, DTC, and Corporate	1,500,000	Leased; expires in 2034.
Leavesden, UK Warner Drive (Studios); Studio Tour Drive (Studio Tour); 5 and 6 Hercules Way (Leavesden Park)	Studios	1,300,000	Owned.
Atlanta, GA 1050 Techwood Drive	Studios, Networks, DTC, and Corporate	1,170,000	Owned.
Atlanta, GA One CNN Center	Studios, Networks, and Corporate	1,150,000	Leased; expires in 2024.
Burbank, CA 3000 West Alameda Avenue	Studios	860,000	Owned.
Burbank, CA 100 and 200 South California Street	Studios and Corporate	811,000	Leased; Tower 1 expires in 2037 and Tower 2 expires in 2039.
Santiago, Chile Pedro Montt 2354	Studios and Networks	610,000	Owned.
Tokyo, Japan 1-1625-1, Kasuga-cho, Nerima-ku	Studios	527,000	Leased; expires in 2052.
Atlanta, GA 3755 Atlanta Industrial Pkwy.	Studios	409,000	Leased; expires in 2024.
New York, NY 230 Park Ave. South	Headquarters, Studios, Networks, DTC, and Corporate	360,000	Leased; expires in 2037.
Warsaw, Poland Wiertnicza 166	Studios, Networks, DTC, and Corporate	247,000	Owned.
Culver City, CA 8900 Venice Boulevard	Networks and DTC	244,000	Leased; expires in 2036.
Cardington, Bedfordshire, UK Cardington Airfield, Shed 1	Studios	220,000	Leased; expires in 2027.
Radlett, UK Ventura Park, Old Parkbury Lane	Studios	198,000	Leased; expires in 2028 and 2034.
Atlanta, GA 3700 Atlanta Industrial Pkwy.	Studios	177,000	Leased; expires in 2024.
Krakow, Poland Plk. Dadka 2	Studios and Networks	151,000	Leased; expires in 2026.
London, England 98 Theobalds Road	Networks, DTC, and Corporate	135,000	Leased; expires in 2034.

Location	Principal Use	Approximate Square Footage	Type of Ownership; Expiration Date of Lease
Buenos Aires, Argentina 599 and 533 Defensa Street	Studios, Networks, DTC, and Corporate	129,000	Owned.
London, UK 160 Old Street	Studios, Networks, DTC, and Corporate	116,000	Leased; expires in 2034.
London, UK Chiswick Park, Bldg. 2	Studios, Networks, DTC, and Corporate	115,000	Leased; expires in 2034.
Seattle, WA 1099 Stewart Street	DTC	112,000	Leased; expires in 2025.
Washington, DC 820 First Street	Studios and Networks	109,000	Leased; expires in 2031.
Richmond, Canada 13480 Crestwood Place	Studios	108,000	Leased; expires in 2030.
Hyderabad, India Block A, International Tech Park	Corporate	89,000	Leased; expires in 2028.
Paris, France L’Amiral, ZAC Forum Seine	Networks, DTC, and Corporate	81,000	Leased; expires in 2031.
Auckland, New Zealand 2 and 3 Flower Street	Studios, Networks, DTC, and Corporate	57,000	Leased; expires in 2025.
Sterling, VA 45580 Terminal Drive	Studios, Networks, DTC, and Corporate	54,000	Owned.
Silver Spring, MD 8403 Colesville Road	Networks and Corporate	47,000	Leased; expires in 2030.

Many of the listed locations are occupied by multiple segments; the most critical (or the principal) occupiers are listed here.
ITEM 3. Legal Proceedings.
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners, government regulations, or intellectual property, as well as disputes and matters involving counterparties to contractual agreements, such as disputes arising out of definitive agreements entered into in connection with the Merger. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. The Company may not currently be able to estimate the reasonably possible loss or range of loss for such matters until developments in such matters have provided sufficient information to support an assessment of such loss. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual for such contingencies is made and no loss or range of loss is disclosed. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not currently believe that the resolution of these matters will have a material adverse effect on the Company’s future consolidated financial position, future results of operations, or cash flows.
Between September 23, 2022 and October 24, 2022, two purported class action lawsuits (Collinsville Police Pension Board v. Discovery, Inc., et al., Case No. 1:22-cv-08171; Todorovski v. Discovery, Inc., et al., Case No. 1:22-cv-09125) were filed in the United States District Court for the Southern District of New York. The complaints named Warner Bros. Discovery, Inc., Discovery, Inc., David Zaslav, and Gunnar Wiedenfels as defendants. The complaints generally alleged that the defendants made false and misleading statements in SEC filings and in certain public statements relating to the Merger, in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and sought damages and other relief. On November 4, 2022, the court consolidated the Collinsville and Todorovski complaints under case number 1:22-CV-8171, and on December 12, 2022, the court appointed lead plaintiffs and lead counsel. On February 15, 2023, the lead plaintiffs filed an amended complaint adding Advance/Newhouse Partnership, Advance/Newhouse Programming Partnership, Steven A. Miron, Robert J. Miron, and Steven O. Newhouse as defendants. The amended complaint asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and sought damages and other relief. On February 5, 2024, the court dismissed the amended complaint with prejudice.
ITEM 4. Mine Safety Disclosures.
Not applicable.

Executive Officers of Warner Bros. Discovery, Inc.
As of February 23, 2024, the following individuals are the executive officers of the Company.
David M. Zaslav, President, Chief Executive Officer, and a director
Age: 64
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
Age: 46
Executive Officer since 2017
Mr. Wiedenfels has served as our Chief Financial Officer since the closing of the Merger on April 8, 2022. Prior to the closing, Mr. Wiedenfels served as Discovery, Inc.’s Chief Financial Officer from April 2017 until April 2022.
Bruce L. Campbell, Chief Revenue and Strategy Officer
Age: 56
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
Lori Locke, Chief Accounting Officer
Age: 60
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
Age: 52
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
Age: 68
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

Savalle C. Sims, Chief Legal Officer
Age: 53
Executive Officer since 2017
Ms. Sims has served as our Chief Legal Officer since October 2023 and was previously Executive Vice President and General Counsel from the closing of the Merger on April 8, 2022 to October 2023. Prior to the closing, Ms. Sims served as Discovery’s Executive Vice President and General Counsel from April 2017 until April 2022. Prior to that, Ms. Sims served as Discovery’s Executive Vice President and Deputy General Counsel from December 2014 to April 2017 and Discovery’s Senior Vice President, Litigation and Intellectual Property from August 2011 to December 2014.
Gerhard Zeiler, President, International
Age: 68
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
As of February 8, 2024, there were approximately 689,822 record holders of WBD common stock. This amount does not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but includes each such institution as one shareholder.
We have not paid any cash dividends on WBD common stock and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, financial condition and other relevant factors such as our credit facility’s restrictions on our ability to declare dividends in certain situations.

Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (a) WBD common stock (which began trading on April 11, 2022) and Discovery Series A common stock, Series B convertible common stock, and Series C common stock (which ceased trading on April 8, 2022), (b) the Standard and Poor's 500 Stock Index (“S&P 500 Index”), and (c) the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media & Entertainment Index”) for the five years ended December 31, 2023. The graph assumes $100 was invested in each of Discovery Series A common stock, Series B convertible common stock, and Series C common stock, the S&P 500 Index, and the S&P 500 Media & Entertainment Index on December 31, 2018, and that $100 was invested in WBD common stock on April 11, 2022, the date on which it began trading. Note that historic stock price performance is not necessarily indicative of future stock price performance.
Note: Peer group indices use beginning of period market capitalization weighting.
Note: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

	December 31,				April 11,	December 31,
	2018	2019	2020	2021	2022	2022	2023
WBD					$100.00	$38.26	$45.92
DISCA	$100.00	$132.34	$121.63	$95.15	$98.75	$—	$—
DISCB	$100.00	$108.24	$96.72	$88.81	$72.99	$—	$—
DISCK	$100.00	$132.11	$113.48	$99.22	$105.81	$—	$—
S&P 500	$100.00	$131.49	$155.68	$200.37	$186.24	$164.08	$207.21
S&P 500 Media & Entertainment Index	$100.00	$134.15	$176.47	$224.01	$184.31	$125.65	$208.66
ITEM 6. [Reserved].
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows, financial condition, contractual commitments, critical accounting policies, and estimates that require significant judgment and thus have the most significant potential impact on our consolidated financial statements. This discussion and analysis is intended to better allow investors to view the company from management’s perspective.

This section provides an analysis of our financial results for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022. A discussion of our results of operations and liquidity for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 24, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.wbd.com. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
Warner Bros. Discovery is a premier global media and entertainment company that provides audiences with a differentiated portfolio of content, brands and franchises across television, film, streaming, and gaming. Some of our iconic brands and franchises include Warner Bros. Motion Picture Group, Warner Bros. Television Group, DC, HBO, HBO Max, Max, discovery+, CNN, Discovery Channel, HGTV, Food Network, TNT Sports, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings. For a discussion of our global portfolio see our business overview set forth in Item 1, “Business” in this Annual Report on Form 10-K.
In connection with the Merger, we have announced and taken actions to implement projects to achieve cost synergies for the Company. We finalized the framework supporting our ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. We expect that we will incur approximately $4.1 - $5.3 billion in pre-tax restructuring charges, of which we have incurred $4.2 billion as of December 31, 2023. Of the total expected pre-tax restructuring charges, we expect total cash expenditures to be $1.0 - $1.5 billion. We incurred $0.5 billion of pre-tax restructuring charges during the year ended December 31, 2023 related to this plan. While our restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024.
As of December 31, 2023, we classified our operations in three reportable segments:
•Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to our networks/DTC services as well as third parties, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
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

RESULTS OF OPERATIONS
The discussion below compares our actual results for the year ended December 31, 2023 to our pro forma combined results for the year ended December 31, 2022, as if the Merger occurred on January 1, 2021. Management believes reviewing our pro forma combined operating results in addition to actual operating results is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of our businesses. Our Studios, Networks, DTC, Corporate, and inter-segment eliminations information is based on the historical operating results of the respective segments and include, where applicable, adjustments for (i) additional costs of revenues from the fair value step-up of film and television library, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the Merger and amortization associated with fair value adjustments of debt assumed, (vi) changes to align accounting policies, (vii) elimination of intercompany activity, and (viii) associated tax-related impacts of adjustments.
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

Consolidated Results of Operations – 2023 vs. 2022
Our consolidated results of operations for 2023 and 2022 were as follows (in millions).

	Year Ended December 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$20,237	$16,142	$4,339	$20,481	25%	(1)%	—%
Advertising	8,700	8,524	1,412	9,936	2%	(12)%	(13)%
Content	11,203	8,360	3,297	11,657	34%	(4)%	(4)%
Other	1,181	791	230	1,021	49%	16%	14%
Total revenues	41,321	33,817	9,278	43,095	22%	(4)%	(4)%
Costs of revenues, excluding depreciation and amortization	24,526	20,442	5,125	25,567	20%	(4)%	(4)%
Selling, general and administrative	9,696	9,678	1,745	11,423	—%	(15)%	(15)%
Depreciation and amortization	7,985	7,193	34	7,227	11%	10%	10%
Restructuring and other charges	585	3,757	(90)	3,667	(84)%	(84)%	(84)%
Impairment and loss on dispositions	77	117	—	117	(34)%	(34)%	(37)%
Total costs and expenses	42,869	41,187	6,814	48,001	4%	(11)%	(11)%
Operating loss	(1,548)	(7,370)	2,464	(4,906)	79%	68%	70%
Interest expense, net	(2,221)	(1,777)	(515)	(2,292)
Loss from equity investees, net	(82)	(160)	(20)	(180)
Other (expense) income, net	(12)	347	139	486
Loss before income taxes	(3,863)	(8,960)	2,068	(6,892)
Income tax benefit	784	1,663	(56)	1,607
Net loss	(3,079)	(7,297)	2,012	(5,285)
Net income attributable to noncontrolling interests	(38)	(68)	—	(68)
Net income attributable to redeemable noncontrolling interests	(9)	(6)	—	(6)
Net loss available to Warner Bros. Discovery, Inc.	$(3,126)	$(7,371)	$2,012	$(5,359)

NM - Not meaningful
Unless otherwise indicated, the discussion below through operating loss reflects the results for the year ended December 31, 2022 on a pro-forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenues, and selling, general and administrative expenses are substantially attributable to the Merger. The percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.
Revenues
Distribution revenues are generated from fees charged to network distributors, which include cable, DTH satellite, telecommunications and digital service providers, and DTC subscribers. The largest component of distribution revenue is comprised of linear distribution rights to our networks from cable, DTH satellite, and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks, the number of platforms covered in the distribution agreement, and the market demand for the content that we provide. From time to time, renewals of multi-year carriage agreements include significant year one market adjustments to reset subscriber rates, which then increase at rates lower than the initial increase in the following years. In some cases, we have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.
Distribution revenue was flat in 2023, as declines in linear subscribers and DTC wholesale in the U.S. were offset by higher U.S. contractual affiliate rates, new DTC partnership launches, DTC price increases in the U.S., and inflationary impact in Argentina.

Advertising revenues are principally generated from the sale of commercial time on linear (television networks and authenticated TVE applications) and digital platforms (DTC subscription services and websites), and sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have a term of one year or less. Advertising revenue is dependent upon a number of factors, including the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, the stage of development of television markets, and the popularity of free-to-air television. Revenue from advertising is subject to seasonality, market-based variations, the mix in sales of commercial time between the upfront and scatter markets, and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved. We also generate revenue from the sale of advertising through our digital platforms on a stand-alone basis and as part of advertising packages with our television networks.
Advertising revenue decreased 13% in 2023, primarily attributable to audience declines in domestic general entertainment and news networks, soft advertising markets in the U.S., and to a lesser extent, certain international markets, and the prior year broadcast of the NCAA March Madness Final Four and Championship, partially offset by higher Max U.S. engagement and ad-lite subscriber growth.
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
Content revenue decreased 4% in 2023, primarily attributable to lower TV licensing revenue and the prior year broadcast of the Olympics in Europe, partially offset by higher games revenue due to the release of Hogwarts Legacy and higher theatrical film rental revenue due to the release of Barbie.
Other revenue primarily consists of studio production services and tours.
Other revenue increased 14% in 2023, primarily attributable to the opening of Warner Bros. Studio Tour Tokyo in June 2023, continued strong attendance at Warner Bros. Studio Tour London and Hollywood, and services provided to the unconsolidated TNT Sports joint venture.
Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television/digital series, specials, films, and sporting events. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Costs of revenues decreased 4% in 2023, primarily attributable to lower content expense at our Studios segment for television products and our DTC segment and lower sports networks content expense, due to the prior year broadcast of the Olympics in Europe and our exit from AT&T SportsNets, partially offset by higher games content expense.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy, and back office support fees.
Selling, general and administrative expenses decreased 15% in 2023, primarily attributable to more efficient marketing-related spend and a reduction in personnel costs, partially offset by higher theatrical and games marketing expense.
Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization increased 10% in 2023, primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method, which resulted in lower pro forma amortization in 2022.
Restructuring and Other Charges
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. Restructuring and other charges decreased 84% in 2023, primarily attributable to lower content impairments and other content development costs and write-offs, contract terminations, facility consolidation activities, organizational restructuring, and other charges. (See Note 6 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions was a $77 million and $117 million loss in 2023 and 2022, respectively. The loss in 2023 was primarily attributable to lease impairments and costs associated with our exit from AT&T SportsNets. The loss in 2022 was primarily attributable to the write-down to the estimated fair value, less costs to sell, of the Ranch Lot and Knoxville office building and land in connection with the classification as assets held for sale. (See Note 18 to the accompanying consolidated financial statements.)

Interest Expense, net
Actual interest expense, net increased $444 million in 2023, primarily attributable to debt assumed as a result of the Merger. (See Note 11 and Note 13 to the accompanying consolidated financial statements.)
Loss from Equity Investees, net
Actual losses from our equity method investees were $82 million and $160 million in 2023 and 2022, respectively. The changes are attributable to the Company’s share of earnings and losses from its equity investees. (See Note 10 to the accompanying consolidated financial statements.)
Other (Expense) Income, net
The table below presents the details of other (expense) income, net (in millions).

	Year Ended December 31,
	2023	2022
Foreign currency losses, net	$(173)	$(150)
Gains on derivative instruments, net	28	475
Change in the value of investments with readily determinable fair value	37	(105)
Change in the value of equity investments without readily determinable fair value	(73)	(142)
Gain on sale of equity method investments	—	195
Gain on extinguishment of debt	17	—
Interest income	179	67
Other (expense) income, net	(27)	7
Total other (expense) income, net	$(12)	$347
Income Taxes
The following table reconciles our effective income tax rate to the U.S. federal statutory income tax rate.

	Year Ended December 31,
	2023		2022
Pre-tax income at U.S. federal statutory income tax rate	$(811)	21%	$(1,881)	21%
State and local income taxes, net of federal tax benefit	(388)	10%	(218)	3%
Effect of foreign operations	342	(9)%	246	(3)%
Preferred stock conversion premium charge	—	—%	166	(2)%
Noncontrolling interest adjustment	(9)	—%	(17)	—%
Other, net	82	(2)%	41	—%
Income tax benefit	$(784)	20%	$(1,663)	19%
Income tax benefit was $(784) million and $(1,663) million, and the Company’s effective tax rate was 20% and 19% for 2023 and 2022, respectively. The decrease in tax benefit for the year ended December 31, 2023 was primarily attributable to a decrease in pre-tax book loss and the effect of foreign operations, including taxation and allocation of income and losses across various foreign jurisdictions. These decreases were partially offset by a state uncertain tax benefit remeasurement following a multi-year tax audit agreement and a favorable state deferred tax adjustment recorded in the year ended December 31, 2023. The decrease for the year ended December 31, 2023 was further offset by a one-time expense incurred in 2022 related to a preferred stock conversion transaction expense that was not deductible for tax purposes.

Segment Results of Operations – 2023 vs. 2022
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
The table below presents our Adjusted EBITDA by segment (in millions).

	Year Ended December 31,
	2023	2022	% Change
Studios	$2,183	$1,772	23%
Networks	9,063	8,725	4%
DTC	103	(1,596)	NM
Corporate	(1,242)	(1,200)	(4)%
Inter-segment eliminations	93	17	NM

 Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Year Ended December 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$17	$12	$6	$18	42%	(6)%	(6)%
Advertising	15	15	9	24	—%	(38)%	(38)%
Content	11,358	9,156	3,898	13,054	24%	(13)%	(13)%
Other	802	548	154	702	46%	14%	13%
Total revenues	12,192	9,731	4,067	13,798	25%	(12)%	(12)%
Costs of revenues, excluding depreciation and amortization	7,296	6,310	2,392	8,702	16%	(16)%	(16)%
Selling, general and administrative	2,713	1,649	698	2,347	65%	16%	16%
Adjusted EBITDA	2,183	1,772	977	2,749	23%	(21)%	(21)%
Depreciation and amortization	667	501	39	540
Employee share-based compensation	—	1	26	27
Restructuring and other charges	225	1,050	(38)	1,012
Transaction and integration costs	7	9	—	9
Amortization of fair value step-up for content	995	1,370	(785)	585
Amortization of capitalized interest for content	46	—	—	—
Inter-segment eliminations	31	5	—	5
Impairments and loss on dispositions	1	30	—	30
Operating income (loss)	$211	$(1,194)	$1,735	$541

The discussion below reflects the results for the year ended December 31, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Content revenue decreased 13% in 2023, primarily attributable to lower TV licensing revenue, partially offset by higher games revenue due to the release of Hogwarts Legacy and higher theatrical film rental revenue due to the release of Barbie. TV licensing revenue decreased due to the timing of TV production, including the impact of the WGA and SAG-AFTRA strikes, certain large TV licensing deals in the prior year, fewer series sold to our owned platforms, and fewer CW series.
Other revenue increased 13% in 2023, primarily attributable to the opening of Warner Bros. Studio Tour Tokyo in June 2023 and continued strong attendance at Warner Bros. Studio Tour London and Hollywood, partially offset by lower studio production services due to the impact of the WGA and SAG-AFTRA strikes.
Costs of Revenues
Costs of revenues decreased 16% in 2023, primarily attributable to lower television product content expense, including the impact of the WGA and SAG-AFTRA strikes, partially offset by higher content expense for games and theatrical products commensurate with higher revenues.
Selling, General and Administrative
Selling, general and administrative expenses increased 16% in 2023, primarily attributable to higher theatrical marketing expense due to the increased quantity of films released and higher games marketing expense to support the release of Hogwarts Legacy.
Adjusted EBITDA
Adjusted EBITDA decreased 21% in 2023.

 Networks Segment
The table below presents, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Year Ended December 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$11,521	$9,759	$2,183	$11,942	18%	(4)%	(2)%
Advertising	8,342	8,224	1,380	9,604	1%	(13)%	(13)%
Content	1,005	1,120	220	1,340	(10)%	(25)%	(24)%
Other	376	245	55	300	53%	25%	21%
Total revenues	21,244	19,348	3,838	23,186	10%	(8)%	(8)%
Costs of revenues, excluding depreciation and amortization	9,342	8,006	2,148	10,154	17%	(8)%	(7)%
Selling, general and administrative	2,839	2,617	364	2,981	8%	(5)%	(4)%
Adjusted EBITDA	9,063	8,725	1,326	10,051	4%	(10)%	(9)%
Depreciation and amortization	4,961	4,687	4	4,691
Employee share-based compensation	—	—	9	9
Restructuring and other charges	201	1,003	(5)	998
Transaction and integration costs	3	2	—	2
Amortization of fair value step-up for content	473	73	425	498
Inter-segment eliminations	90	17	—	17
Impairments and loss on dispositions	13	24	—	24
Operating income	$3,322	$2,919	$893	$3,812

The discussion below reflects the results for the year ended December 31, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
Distribution revenue decreased 2% in 2023, primarily attributable to a decline in linear subscribers in the U.S., and to a lesser extent, lower sports related revenue due to our exit from AT&T SportsNets and the TNT Sports Chile shift to DTC, partially offset by higher U.S. contractual affiliate rates and inflationary impact in Argentina.
Advertising revenue decreased 13% in 2023, primarily attributable to audience declines in domestic general entertainment and news networks, soft linear advertising markets in the U.S., and to a lesser extent, certain international markets, as well as the impact of broadcast of the NCAA March Madness Final Four and Championship in 2022.
Content revenue decreased by 24% in 2023, primarily attributable to lower international sports sublicensing due to the prior year broadcast of the Olympics in Europe, and lower third-party content licensing deals in the U.S., partially offset by higher inter-segment licensing of content to DTC.
Other revenue increased 21% in 2023, primarily attributable to services provided to the unconsolidated TNT Sports UK joint venture.
Costs of Revenues
Costs of revenues decreased 7% in 2023, primarily attributable to lower sports content expense, including the prior year broadcast of the Olympics in Europe and the NCAA March Madness Final Four and Championship and our exit from AT&T SportsNets, lower domestic general entertainment and news related expense, partially offset by unfavorable expenses from inflationary impact in Argentina and costs associated with the unconsolidated TNT Sports UK joint venture.
Selling, General and Administrative
Selling, general and administrative expenses decreased 4% in 2023, primarily attributable to lower marketing and personnel expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 9% in 2023.

 DTC Segment
The following table presents, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Year Ended December 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Revenues:
Distribution	$8,703	$6,371	$2,150	$8,521	37%	2%	2%
Advertising	548	371	36	407	48%	35%	35%
Content	886	522	230	752	70%	18%	17%
Other	17	10	3	13	70%	31%	31%
Total revenues	10,154	7,274	2,419	9,693	40%	5%	5%
Costs of revenues, excluding depreciation and amortization	7,623	6,211	1,977	8,188	23%	(7)%	(7)%
Selling, general and administrative	2,428	2,659	909	3,568	(9)%	(32)%	(32)%
Adjusted EBITDA	103	(1,596)	(467)	(2,063)	NM	NM	NM
Depreciation and amortization	2,063	1,733	31	1,764
Employee share-based compensation	—	(1)	—	(1)
Restructuring and other charges	66	1,551	(3)	1,548
Transaction and integration costs	4	2	—	2
Amortization of fair value step-up for content	460	390	(52)	338
Inter-segment eliminations	72	9	—	9
Impairments and loss on dispositions	3	13	—	13
Operating loss	$(2,565)	$(5,293)	$(443)	$(5,736)

The discussion below reflects the results for the year ended December 31, 2022 on a pro forma combined basis, ex-FX, since the actual increases year over year for revenues, cost of revenue, selling, general and administrative expenses and Adjusted EBITDA are substantially attributable to the Merger.
Revenues
As of December 31, 2023, we had 97.7 million DTC subscribers (as defined under Item 1. “Business”).
Distribution revenue increased 2% in 2023, primarily attributable to new partnership launches, price increases in the U.S. and most international markets, the launch of the Ultimate tier for Max in the U.S., and the TNT Sports Chile shift to DTC, partially offset by U.S. wholesale declines.
Advertising revenue increased 35% in 2023, primarily attributable to higher Max U.S. engagement and ad-lite subscriber growth.
Content revenue increased 17% in 2023, primarily attributable to a higher volume of licensing deals.
Costs of Revenues
Cost of revenues decreased 7% in 2023, primarily attributable to lower content expense and the shutdown of CNN+ in the prior year, partially offset by increased content licensing costs commensurate with higher content revenue.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 32% in 2023, primarily attributable to more efficient marketing-related spend.
Adjusted EBITDA
Adjusted EBITDA increased $2,150 million in 2023.

Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Year Ended December 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Adjusted EBITDA	$(1,242)	$(1,200)	$(353)	$(1,553)	(4)%	20%	20%
Employee share-based compensation	488	410	(11)	399
Depreciation and amortization	294	272	(40)	232
Restructuring and other charges	95	195	(44)	151
Transaction and integration costs	148	1,182	(564)	618
Impairments and loss on dispositions	60	50	—	50
Facility consolidation costs	32	—	—	—
Amortization of fair value step-up for content	(6)	—	—	—
Inter-segment eliminations	(193)	(31)	—	(31)
Operating loss	$(2,160)	$(3,278)	$306	$(2,972)
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
Adjusted EBITDA improved 20% in 2023, primarily attributable to reductions to personnel costs, lower technology-related operating expenses, and lower securitization expense.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Year Ended December 31,
	2023	2022			% Change
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined (Actual)	Pro Forma Combined (ex-FX)
Inter-segment revenue eliminations	$(2,269)	$(2,566)	$(1,065)	$(3,631)	12%	38%	38%
Inter-segment expense eliminations	(2,362)	(2,583)	(1,038)	(3,621)	9%	35%	35%
Adjusted EBITDA	93	17	(27)	(10)	NM	NM	NM
Restructuring and other charges	(2)	(42)	—	(42)
Amortization of fair value step-up for content	451	583	—	583
Operating loss	$(356)	$(524)	$(27)	$(551)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During 2023, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2023, we had $3.8 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Senior Notes
During the year ended December 31, 2023, we issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. After March 2024, the senior notes are redeemable at par plus accrued and unpaid interest.
Revolving Credit Facility and Commercial Paper
We have a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and have the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). We may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2023, we were in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the year ended December 31, 2023, we borrowed and repaid $5,207 million and $5,214 million, respectively, under our Credit Facility and commercial paper program. As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,500 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,200 million as of December 31, 2023.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. For the year ended December 31, 2023, total trade accounts receivable sold under our factoring arrangement was $383 million.
•Derivatives
We received investing proceeds of $121 million during the year ended December 31, 2023 from the unwind and settlement of derivative instruments. (See Note 13 to the accompanying consolidated financial statements.)
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our streaming service Max, principal and interest payments on our outstanding senior notes and term loan, funding for various equity method and other investments, and repurchases of our capital stock.

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
•Debt
Term Loan
During the year ended December 31, 2023, we repaid $4.0 billion of aggregate principal amount outstanding of our term loan prior to the due date of April 2025.
Floating Rate Notes
During the year ended December 31, 2023, we completed a tender offer and purchased $460 million of aggregate principal amount of our floating rate notes prior to the due date of March 2024.
Senior Notes
During the year ended December 31, 2023, we purchased or repaid $2,420 million of aggregate principal amount outstanding of our senior notes due in 2023 and 2024. In addition, we have $1,781 million of senior notes coming due in 2024.
We may from time to time seek to prepay, retire or purchase our other outstanding indebtedness through prepayments, redemptions, open market purchases, privately negotiated transactions, tender offers or otherwise. Any such purchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, and general market conditions, as well as applicable regulatory, legal and accounting factors. Whether or not we purchase or exchange any of our debt and the size and timing of any such purchases or exchanges will be determined at our discretion.
•Capital Expenditures
We effected capital expenditures of $1,316 million in 2023, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 10 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. We contributed $112 million and $168 million in 2023 and 2022, respectively, for investments in and advances to our investees.
We previously held a 35% interest in BluTV, an SVOD platform entity and content distributor in Turkey that was accounted for as an equity method investment. In December 2023, we acquired the remaining 65% of BluTV for $50 million.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Due to business combinations, we also had redeemable equity balances of $165 million at December 31, 2023, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. In 2022, GoldenTree exercised its put right requiring us to purchase GoldenTree’s noncontrolling interest. In 2023, we paid GoldenTree $49 million for the redemption of their noncontrolling interest. (See Note 19 to the accompanying consolidated financial statements.) Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $301 million and $300 million in 2023 and 2022, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In February 2020, our board of directors authorized additional stock repurchases of up to $2 billion upon completion of our existing $1 billion authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 3 to the accompanying consolidated financial statements.) There were no common stock repurchases during 2023 or 2022.

•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During 2023 and 2022, we made cash payments of $1,440 million and $1,027 million for income taxes and $2,237 million and $1,539 million for interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Year Ended December 31,
	2023	2022
Cash, cash equivalents, and restricted cash, beginning of period	$3,930	$3,905
Cash provided by operating activities	7,477	4,304
Cash (used in) provided by investing activities	(1,259)	3,524
Cash used in financing activities	(5,837)	(7,742)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	(61)
Net change in cash, cash equivalents, and restricted cash	389	25
Cash, cash equivalents, and restricted cash, end of period	$4,319	$3,930
Operating Activities
Cash provided by operating activities was $7,477 million and $4,304 million in 2023 and 2022, respectively. The increase in cash provided by operating activities was primarily attributable to an increase in net income, excluding non-cash items, partially offset by a negative fluctuation in working capital activity.
Investing Activities
Cash (used in) provided by investing activities was $(1,259) million and $3,524 million in 2023 and 2022, respectively. The decrease in cash provided by investing activities was primarily attributable to cash acquired from the Merger in the prior year, less proceeds received from the unwind and settlement of derivative instruments and sale of investments, and increased purchases of property and equipment during the year ended December 31, 2023.
Financing Activities
Cash used in financing activities was $5,837 million and $7,742 million in 2023 and 2022, respectively. The decrease in cash used in financing activities was primarily attributable to less net debt activity during the year ended December 31, 2023.
Capital Resources
As of December 31, 2023, capital resources were comprised of the following (in millions).

	December 31, 2023
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,780	$—	$3,780
Revolving credit facility and commercial paper program	6,000	—	6,000
Senior notes (a)	43,955	43,955	—
Total	$53,735	$43,955	$9,780

(a) Interest on senior notes is paid annually, semi-annually, or quarterly. Our senior notes outstanding as of December 31, 2023 had interest rates that ranged from 1.90% to 8.30% and will mature between 2024 and 2062.

We expect that our cash balance, cash generated from operations, and availability under the Credit Agreement will be sufficient to fund our cash needs for both the short-term and the long-term. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios.

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
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
As of December 31, 2023, our significant contractual and other obligations were as follows (in millions).

	Total	Short-term	Long-term
Long-term debt:
Principal payments	$43,953	$1,781	$42,172
Interest payments	33,177	2,007	31,170
Purchase obligations:
Content	24,072	7,077	16,995
Other	3,242	1,386	1,856
Finance lease obligations	296	85	211
Operating lease obligations	4,360	462	3,898
Pension and other employee obligations	1,526	531	995
Total	$110,626	$13,329	$97,297
Long-term Debt
Principal payments on long-term debt reflect the repayment of our outstanding senior notes, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding senior notes are projected based on their contractual interest rates and maturity dates.
Additionally, we have a multicurrency Revolving Credit Agreement and have the capacity to borrow up to $6.0 billion under the Credit Facility. We may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of December 31, 2023, we had no outstanding borrowings under the Credit Facility or the commercial paper program. (See Note 11 to the accompanying consolidated financial statements.)
Purchase Obligations
Content purchase obligations include commitments associated with third-party producers and sports associations for content that airs on our television networks and DTC services. Production and licensing contracts generally require the purchase of a specified number of episodes and payments during production or over the term of a license, and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation. We expect to enter into additional production contracts and content licenses to meet our future content needs.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Other purchase obligations also include future funding commitments to equity method investees. Although the Company had funding commitments to equity method investees as of December 31, 2023, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 10 to the accompanying consolidated financial statements.)
Content and other purchase obligations presented above exclude liabilities recognized on our consolidated balance sheets.

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
Operating Lease Obligations
We obtain office space and equipment under multi-year lease arrangements. Most operating leases are not cancellable prior to their expiration. Payments for operating leases represent the amounts due under the agreements assuming the agreements are not canceled prior to their expiration. (See Note 12 to the accompanying consolidated financial statements.)
Pension and Other Employee Obligations
The Company participates in and/or sponsors a qualified defined benefit pension plan that covers certain U.S. based employees and several U.S. and non-U.S. nonqualified defined benefit pension plans that are noncontributory (“Pension Plans”). The Company’s Pension Plans consist of both funded and unfunded plans. (See Note 17 to the accompanying consolidated financial statements.)
Contractual commitments include payments to meet minimum funding requirements of our Pension Plans in 2024 and estimated benefit payments. Benefit payments have been estimated over a ten-year period. While benefit payments under the Pension Plans are expected to continue beyond 2033, we believe it is not practicable to estimate payments beyond this period.
We are unable to reasonably predict the ultimate amount of any payments due to cash-settled share-based compensation awards. As of December 31, 2023, the current portion of the liability for cash-settled share-based compensation awards was $10 million.
Unrecognized Tax Benefits
We are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits because, until formal resolutions are reached, reasonable estimates of the amount and timing of cash settlements with the respective taxing authorities are not practicable. Our unrecognized tax benefits totaled $2,147 million as of December 31, 2023.
Six Flags Guarantee
In connection with WM’s former investment in the Six Flags (as defined below) theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including, annual payments made to the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate gross undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $521 million. To date, no payments have been made by us pursuant to the Six Flags Guarantee.
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
Based on our evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, we are unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of December 31, 2023. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, we are unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Other Contingent Commitments
Other contingent commitments primarily include contingent payments for post-production term advance obligations on a certain co-financing arrangement, as well as operating lease commitment guarantees, letters of credit, bank guarantees, and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases, and other operational needs.

The Company’s other contingent commitments at December 31, 2023 were $395 million, with $367 million estimated to be due in 2024. For other contingent commitments where payment obligations are outside our control, the timing of amounts represents the earliest period in which the payment could be requested. For the remaining other contingent commitments, the timing of the amounts presented represents when the maximum contingent commitment will expire but does not mean that we expect to incur an obligation to make any payments within that time period. In addition, these amounts do not reflect the effects of any indemnification rights we might possess.
Put Rights
We have granted put rights to certain consolidated subsidiaries, but we are unable to reasonably predict the ultimate amount or timing of any payment. We recorded the carrying value of the noncontrolling interest in the equity associated with the put rights as a component of redeemable noncontrolling interest in the amount of $165 million. (See Note 19 to the accompanying consolidated financial statements.)
Noncontrolling Interest
The Food Network and Cooking Channel are operated and organized under the terms of the TV Food Network Partnership (the “Partnership”). We hold interests in the Partnership, along with another noncontrolling owner. The Partnership agreement specifies a dissolution date of December 31, 2024. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits us, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.
Summarized Guarantor Financial Information
Basis of Presentation
As of December 31, 2023, the Company has outstanding senior notes issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), and WMH; senior notes issued by WMH and guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed); and senior notes issued by Scripps Networks (not guaranteed). (See Note 11 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.
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

December 31, 2023
Current assets	$1,539
Non-guarantor intercompany trade receivables, net	336
Noncurrent assets	5,709
Current liabilities	2,847
Noncurrent liabilities	42,157

Year Ended December 31, 2023
Revenues	$1,940
Operating income	307
Net loss	(1,436)
Net loss available to Discovery, Inc.	(1,447)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2023. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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

Uncertain Tax Positions
We are subject to income taxes in numerous U.S. and foreign jurisdictions. From time to time, we engage in transactions or take filing positions in which the tax consequences may be uncertain and may recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We establish a reserve for uncertain tax positions unless we determine that such positions are more likely than not to be sustained upon examination based on their technical merits, including the resolution of any appeals or litigation processes. We include interest and where appropriate, potential penalties, as a component of income tax expense on the consolidated statement of operations. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events including the status and results of income tax audits with the relevant tax authorities. Significant judgment is exercised in evaluating all relevant information, the technical merits of the tax positions, and the accurate measurement of uncertain tax positions when determining the amount of reserve and whether positions taken on our tax returns are more likely than not to be sustained. This also involves the use of significant estimates and assumptions with respect to the potential outcome of positions taken on tax returns that may be reviewed by tax authorities. At December 31, 2023, the reserve for uncertain tax positions was $2,147 million, and it is reasonably possible that the total amount of unrecognized tax benefits related to certain of our uncertain tax positions could decrease by as much as $84 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations or regulatory developments.
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
We evaluate our goodwill for impairment annually as of October 1 or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. If we believe that as a result of our qualitative assessment it is not more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is required. The quantitative impairment test requires significant judgment in determining the fair value of the reporting units. We determine the fair value of our reporting units by using a combination of the income approach, which incorporates the use of the discounted cash flow (“DCF”) method and the market multiple approach, which incorporates the use of EBITDA and revenue multiples based on market data. For the DCF method, we use projections specific to the reporting unit, as well as those based on general economic conditions, which require the use of significant estimates and assumptions. Determining fair value specific to each reporting unit requires us to exercise judgment when selecting the appropriate discount rates, control premiums, terminal growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, including revenue growth rates and profit margins. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit’s budget, long range plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions.
2023 Impairment Analysis
As of October 1, 2023, the Company performed a quantitative goodwill impairment assessment for all reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Studios reporting unit, which had headroom of 15%, and the Networks reporting unit, which had headroom of 5%, both had fair value in excess of carrying value of less than 20%. During our annual impairment testing, we evaluated the sensitivity of our most critical assumption, the discount rate, and determined that a 50 basis point increase in the discount rate selected would not have impacted the test results. Additionally, the Company could reduce the terminal growth rate by 100 basis points, and the fair value of the reporting units would still exceed their carrying value. The fair values of the reporting units were determined using a combination of DCF and market valuation methodologies. Due to declining levels of global GDP growth, soft advertising markets in the U.S. associated with the Company’s Networks reporting unit, content licensing trends in our Studios reporting unit, and execution risk associated with anticipated growth in the Company’s DTC reporting unit, the Company will continue to monitor its reporting units for changes that could impact recoverability.
Content Rights
We capitalize the costs to produce or acquire feature films and television programs, and we amortize costs and test for impairment based on whether the content is predominantly monetized individually, or as a group.

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
For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as on our DTC or linear services), we make a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs, based on relative market rates, and expense such costs as the film or television program is exhibited.
Ultimates for content monetized on an individual basis are reviewed and updated (as applicable) on a quarterly basis; any adjustments are applied prospectively as of the beginning of the fiscal year of the change.
For programs monetized as a group, including licensed programming, amortization expense for network programs is generally based on projected usage, generally resulting in an accelerated or straight-line amortization pattern. Adjustments for projected usage are applied prospectively in the period of the change. Streaming and premium pay-TV content amortization is based on estimated viewing patterns, as there are generally limited to no direct revenues to associate to the individual content assets for premium pay-TV. As such, number of views is most representative of the use of the title.
Judgment is required to determine the useful lives and amortization patterns of our content assets that are predominantly monetized as a group. Critical assumptions include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or historical viewership model based on the adequacy of historical data, and (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model. We then consider the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving our networks, the number of subscribers to our streaming services, and program usage. Accordingly, we review our estimates and planned usage at least quarterly and revise our assumptions if necessary.
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
We evaluated reconsideration events during the year ended December 31, 2023 and concluded there were no changes to our consolidation assessments.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our actual and potential borrowing activities. During the year ended December 31, 2023, we had access to a $6.0 billion multicurrency revolving credit facility. We had no outstanding borrowings as of December 31, 2023. We also have access to a commercial paper program, which had no outstanding borrowings as of December 31, 2023. The interest rate on borrowings under the revolving credit facility is based on a floating rate based on the applicable currency of the borrowing plus a margin. The revolving credit facility matures in June 2026, with the option for up to two additional 364-day renewal periods. As of December 31, 2023, we had $43.9 billion of fixed-rate senior notes, at par value.
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

As of December 31, 2023, the fair value of our outstanding senior notes, including accrued interest, was $40.5 billion. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from a 100 basis-point increase in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be a decrease in fair value of approximately $2.9 billion as of December 31, 2023.
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
The majority of our foreign currency exposure is tied to Europe and Latin America. We may enter into derivative instruments that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost of producing or acquiring content, certain intercompany transactions, or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. Most of our non-functional currency risks related to our revenue, operating expenses and capital expenditures were not hedged as of December 31, 2023. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. (See Note 13 to the accompanying consolidated financial statements.)
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Warner Bros. Discovery, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Warner Bros. Discovery, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessments - Networks and DTC Reporting Units
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $35.0 billion as of December 31, 2023, and the goodwill associated with the Networks and DTC reporting units was $17.6 billion and $8.1 billion, respectively. Management evaluates goodwill for impairment annually as of October 1, or if an event or other circumstance indicates that it may not recover the carrying value of the asset. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. As of October 1, 2023, the Company performed a quantitative goodwill impairment assessment for all reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. Management determines the fair value of the reporting units by using a combination of discounted cash flow and market valuation methodologies. Significant judgments and assumptions for the quantitative goodwill tests performed include discount rates, control premiums, terminal growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows, including the revenue projections and profit margins.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Networks and DTC reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Networks and DTC reporting units, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions used in the discounted cash flow method related to revenue projections for the Networks and DTC reporting units and discount rate for the Networks reporting unit, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Networks and DTC reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Networks and DTC reporting units, (ii) evaluating the appropriateness of the discounted cash flow method used by management, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method, and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue projections and discount rate. Evaluating management’s assumptions related to revenue projections involved evaluating whether the assumptions are reasonable considering (i) the current and past performance of the Networks and DTC reporting units, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 23, 2024

We have served as the Company’s auditor since 2008.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Distribution	$20,237	$16,142	$5,202
Advertising	8,700	8,524	6,194
Content	11,203	8,360	737
Other	1,181	791	58
Total revenues	41,321	33,817	12,191
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	24,526	20,442	4,620
Selling, general and administrative	9,696	9,678	4,016
Depreciation and amortization	7,985	7,193	1,582
Restructuring and other charges	585	3,757	32
Impairments and loss (gain) on dispositions	77	117	(71)
Total costs and expenses	42,869	41,187	10,179
Operating (loss) income	(1,548)	(7,370)	2,012
Interest expense, net	(2,221)	(1,777)	(633)
Loss from equity investees, net	(82)	(160)	(18)
Other (expense) income, net	(12)	347	72
(Loss) income before income taxes	(3,863)	(8,960)	1,433
Income tax benefit (expense)	784	1,663	(236)
Net (loss) income	(3,079)	(7,297)	1,197
Net income attributable to noncontrolling interests	(38)	(68)	(138)
Net income attributable to redeemable noncontrolling interests	(9)	(6)	(53)
Net (loss) income available to Warner Bros. Discovery, Inc.	$(3,126)	$(7,371)	$1,006
Net (loss) income per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(1.28)	$(3.82)	$1.55
Diluted	$(1.28)	$(3.82)	$1.54
Weighted average shares outstanding:
Basic	2,436	1,940	588
Diluted	2,436	1,940	664

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(3,079)	$(7,297)	$1,197
Other comprehensive income (loss):
Currency translation
Change in net unrealized gains (losses)	799	(651)	(290)
Less: Reclassification adjustment for net (gains) losses included in net income	—	(2)	—
Net change, net of income tax benefit (expense) of $30, $(53) and $9	799	(653)	(290)
Pension plans, net of income tax benefit (expense) of $(3), $21 and $(1)	(21)	(26)	2
Derivatives
Change in net unrealized gains (losses)	16	4	134
Less: Reclassification adjustment for net (gains) losses included in net income	(12)	(18)	(25)
Net change, net of income tax benefit (expense) of $(2), $2 and $(27)	4	(14)	109
Comprehensive (loss) income	(2,297)	(7,990)	1,018
Comprehensive income attributable to noncontrolling interests	(38)	(68)	(138)
Comprehensive income attributable to redeemable noncontrolling interests	(9)	(6)	(53)
Comprehensive (loss) income attributable to Warner Bros. Discovery, Inc.	$(2,344)	$(8,064)	$827

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,780	$3,731
Receivables, net	6,047	6,380
Prepaid expenses and other current assets	4,391	3,888
Total current assets	14,218	13,999
Film and television content rights and games	21,229	26,652
Property and equipment, net	5,957	5,301
Goodwill	34,969	34,438
Intangible assets, net	38,285	44,982
Other noncurrent assets	8,099	8,629
Total assets	$122,757	$134,001
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,260	$1,454
Accrued liabilities	10,368	11,504
Deferred revenues	1,924	1,694
Current portion of debt	1,780	365
Total current liabilities	15,332	15,017
Noncurrent portion of debt	41,889	48,634
Deferred income taxes	8,736	11,014
Other noncurrent liabilities	10,328	10,669
Total liabilities	76,285	85,334
Commitments and contingencies (See Note 22)
Redeemable noncontrolling interests	165	318
Equity:
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,669 and 2,660 shares issued; and 2,439 and 2,430 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,112	54,630
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
(Accumulated deficit) retained earnings	(928)	2,205
Accumulated other comprehensive loss	(741)	(1,523)
Total Warner Bros. Discovery, Inc. stockholders’ equity	45,226	47,095
Noncontrolling interests	1,081	1,254
Total equity	46,307	48,349
Total liabilities and equity	$122,757	$134,001

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net (loss) income	$(3,079)	$(7,297)	$1,197
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	16,024	14,161	3,501
Content restructuring impairments and write-offs	115	2,808	—
Depreciation and amortization	7,985	7,193	1,582
Deferred income taxes	(2,344)	(2,842)	(511)
Preferred stock conversion premium	—	789	—
Equity in losses of equity method investee companies and cash distributions	157	211	63
Share-based compensation expense	500	412	178
Impairments and loss (gain) on dispositions	—	116	(71)
(Gain) loss from derivative instruments, net	(151)	(501)	49
Gain on sale of investments	—	(199)	(19)
Other, net	259	435	66
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	312	181	47
Film and television content rights, games and payables, net	(12,305)	(12,562)	(3,381)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(820)	1,529	185
Foreign currency, prepaid expenses and other assets, net	824	(130)	(88)
Cash provided by operating activities	7,477	4,304	2,798
Investing Activities
Purchases of property and equipment	(1,316)	(987)	(373)
Cash (used for) acquired from business acquisitions and working capital settlement	(50)	3,612	(2)
Purchases of investments	—	—	(103)
Investments in and advances to equity investments	(112)	(168)	(184)
Proceeds from sales and maturities of investments	—	306	599
Proceeds from (payments for) derivative instruments, net	121	752	(86)
Other investing activities, net	98	9	93
Cash (used in) provided by investing activities	(1,259)	3,524	(56)
Financing Activities
Principal repayments of term loans	(4,000)	(6,000)	—
Principal repayments of debt, including premiums to par value and discount payment	(2,860)	(1,315)	(574)
Borrowings from debt, net of discount and issuance costs	1,496	—	—
Repayments under revolving credit facility	(1,350)	(125)	—
Borrowings under revolving credit facility	1,350	125	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(301)	(300)	(251)
Purchase of redeemable noncontrolling interest	(49)	—	—
Borrowings under commercial paper program	3,857	2,268	—
Repayments under commercial paper program	(3,864)	(2,270)	—
Other financing activities, net	(116)	(125)	(28)
Cash used in financing activities	(5,837)	(7,742)	(853)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	(61)	(106)
Net change in cash, cash equivalents, and restricted cash	389	25	1,783
Cash, cash equivalents, and restricted cash, beginning of period	3,930	3,905	2,122
Cash, cash equivalents, and restricted cash, end of period	$4,319	$3,930	$3,905

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Discovery, Inc. Preferred Stock		Discovery, Inc. Common Stock		Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value
December 31, 2020	13	$—	717	$7	—	$—	$10,809	$(8,244)	$8,543	$(651)	$10,464	$1,536	$12,000
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,006	—	1,006	138	1,144
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(179)	(179)	—	(179)
Share-based compensation	—	—	—	—	—	—	158	—	—	—	158	—	158
Preferred stock conversion	(1)	—	11	—	—	—	—	—	—	—	—	—	—
Tax settlements associated with share-based plans	—	—	—	—	—	—	(71)	—	—	—	(71)	—	(71)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(240)	(240)
Issuance of stock in connection with share-based plans	—	—	8	—	—	—	198	—	—	—	198	—	198
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	(8)	—	31	—	23	—	23
December 31, 2021	12	—	736	7	—	—	11,086	(8,244)	9,580	(830)	11,599	1,434	13,033
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(7,371)	—	(7,371)	68	(7,303)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(693)	(693)	—	(693)
Share-based compensation	—	—	—	—	—	—	399	—	—	—	399	—	399
Conversion and issuance of common stock and noncontrolling interest in connection with the acquisition of the WarnerMedia Business	(12)	—	(739)	(7)	2,658	27	43,173	—	—	—	43,193	2	43,195
Tax settlements associated with share-based plans	—	—	—	—	—	—	(54)	—	—	—	(54)	—	(54)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(250)	(250)
Issuance of stock in connection with share-based plans	—	—	3	—	2	—	26	—	—	—	26	—	26
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
December 31, 2022	—	—	—	—	2,660	27	54,630	(8,244)	2,205	(1,523)	47,095	1,254	48,349
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(3,126)	—	(3,126)	38	(3,088)
Other comprehensive income	—	—	—	—	—	—	—	—	—	782	782	—	782
Share-based compensation	—	—	—	—	—	—	452	—	—	—	452	—	452
Reclassification of redeemable noncontrolling interest to noncontrolling interest and change in noncontrolling interest ownership (See Note 19)	—	—	—	—	—	—	2	—	—	—	2	60	62
Tax settlements associated with share-based plans	—	—	—	—	—	—	(70)	—	—	—	(70)	—	(70)
Redemption of redeemable noncontrolling interest	—	—	—	—	—	—	73	—	—	—	73	—	73

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(271)	(271)
Issuance of stock in connection with share-based plans	—	—	—	—	9	—	26	—	—	—	26	—	26
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	—	—	1	—	(5)	—	(4)	—	(4)
Other adjustments to stockholders' equity	—	—	—	—	—	—	(2)	—	(2)	—	(4)	—	(4)
December 31, 2023	—	$—	—	$—	2,669	$27	$55,112	$(8,244)	$(928)	$(741)	$45,226	$1,081	$46,307

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery is a premier global media and entertainment company that provides audiences with a differentiated portfolio of content, brands and franchises across television, film, streaming, and gaming. Some of our iconic brands and franchises include Warner Bros. Motion Picture Group, Warner Bros. Television Group, DC, HBO, HBO Max, Max, discovery+, CNN, Discovery Channel, HGTV, Food Network, TNT Sports, TBS, TLC, OWN, Warner Bros. Games, Batman, Superman, Wonder Woman, Harry Potter, Looney Tunes, Hanna-Barbera, Game of Thrones, and The Lord of the Rings.
As of December 31, 2023, we classified our operations in three reportable segments:
•Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to our networks/DTC services as well as third parties, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
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
The Merger was executed through a Reverse Morris Trust type transaction, under which WM was distributed to AT&T’s shareholders via a pro rata distribution, and immediately thereafter, combined with Discovery. (See Note 3 and Note 4). Prior to the Merger, WarnerMedia Holdings, Inc. (“WMH”) distributed $40.5 billion to AT&T (subject to working capital and other adjustments) in a combination of cash, debt securities, and WM’s retention of certain debt. Discovery transferred purchase consideration of $42.4 billion in equity to AT&T shareholders in the Merger. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022 in lieu of adjusting the equity issued as purchase consideration in the Merger. AT&T shareholders received shares of WBD Series A common stock (“WBD common stock”) in the Merger representing 71% of the combined Company and the Company’s pre-Merger shareholders continued to own 29% of the combined Company, in each case on a fully diluted basis.
Discovery was deemed to be the accounting acquirer of the WM Business for accounting purposes under U.S. generally accepted accounting principles (“U.S. GAAP”); therefore, Discovery is considered the Company’s predecessor and the historical financial statements of Discovery prior to April 8, 2022, are reflected in this Annual Report on Form 10-K as the Company’s historical financial statements. Accordingly, the financial results of the Company as of and for any periods prior to April 8, 2022 do not include the financial results of the WM Business and current and future results will not be comparable to results prior to the Merger.
Labor Disruption
The Writers Guild of America (“WGA”) and Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) went on strike in May and July 2023, respectively, following the expiration of their respective collective bargaining agreements with the AMPTP. The WGA strike ended on September 27, 2023, and a new collective bargaining agreement was ratified on October 9, 2023. The SAG-AFTRA strike ended on November 9, 2023, and a new collective bargaining agreement was ratified on December 5, 2023. As a result of the strikes, we paused certain theatrical and television productions, which resulted in delayed production spending amongst other impacts.
The strikes had a material impact on the operations and results of the Company. This included a positive impact on cash flow from operations attributed to delayed production spend, and a negative impact on the results of operations attributed to timing and performance of the 2023 film slate, as well as the Company’s ability to produce, license, and deliver content.

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
The Company is exposed to foreign currency risk to the extent that it enters into transactions denominated in currencies other than its subsidiaries’ respective functional currencies. Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Such transactions include affiliate and ad sales arrangements, content licensing arrangements, equipment and other vendor purchases and intercompany transactions. Changes in exchange rates with respect to amounts recorded in the Company’s consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in other (expense) income, net.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Receivables Program
The Company has a revolving agreement to transfer up to $5,500 million of certain receivables through its bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. The Company services the sold receivables for the financial institution for a fee and pays fees to the financial institution in connection with this revolving agreement. The agreement is a continuation of the agreement the WarnerMedia Business had in place prior to the Merger. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, the Company’s available capacity under this revolving agreement increases and typically the Company transfers additional receivables into the program.
The gross value of the proceeds received results in derecognition of receivables and the obligations assumed are recorded at fair value. Cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows. The obligations assumed when proceeds are received relate to expected credit losses on sold receivables and estimated fee payments made on outstanding sold receivables already transferred. The obligations are subsequently adjusted for changes in estimated expected credit losses and interest rates, which are considered Level 3 fair value measurements since the inputs are unobservable (See Note 8). In some cases, the Company may have collections that have not yet been remitted to the bank, resulting in a liability. Increases to accounts payable and subsequent payments are reported as financing activities in the consolidated statements of cash flows.
Accounts Receivable Factoring
The Company has a factoring agreement to sell certain of its non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. The Company accounts for these transactions as sales in accordance with ASC 860, “Transfers and Servicing”, as its continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchaser of the designated trade accounts receivable. Proceeds from amounts factored are recorded as an increase to cash and cash equivalents and a reduction to receivables, net in the consolidated balance sheets. Cash received is also reflected as cash provided by operating activities in the consolidated statements of cash flows. The accounts receivable factoring program is separate and distinct from the revolving receivables program.
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
The Company groups its film and television content rights by monetization strategy: content that is predominantly monetized individually, and content that is predominantly monetized as a group.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The process of estimating ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. Prior to the theatrical release of a film, the Company’s estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. Subsequent to release, ultimate revenues are updated to reflect initial performance, which is often predictive of future performance. For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as on the Company’s DTC or linear services), the Company makes a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs and expenses such costs as the film or television program is exhibited. For theatrical films, the period over which ultimate revenues from all applicable sources and exhibition windows are estimated does not exceed 10 years from the date of the film’s initial release. For television programs, the ultimate period does not exceed 10 years from delivery of the first episode, or, if still in production, five years from delivery of the most recent episode, if later. For games, the ultimate period does not exceed two years from the date of the game’s initial release. Ultimates for produced content monetized on an individual basis are reviewed and updated (as applicable) on a quarterly basis; any adjustments are applied prospectively as of the beginning of the fiscal year of the change.
Content Monetized as a Group
For programs monetized as a group, including licensed programming, the Company’s film groups are generally aligned along the Company’s networks and digital content offerings, except for certain international territories wherein content assets are grouped by genre or territory. Adjustments for projected usage are applied prospectively in the period of the change. Participations and residuals are generally expensed in line with the pattern of usage. Streaming content and premium pay-TV amortization for each period is recognized based on estimated viewing patterns as there are generally little to no direct revenues to associate to the individual content assets. As such, number of views is most representative of the use of the title. Licensed rights to film and television programming are typically amortized over the useful life of the program’s license period on a straight-line basis (or per-play basis, if greater, for certain programming on the Company’s ad-supported networks), or accelerated basis for licensed original programs. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each event or season based on its projected advertising revenue and an allocation of distribution revenue (estimated relative value). If annual contractual payments related to each season approximate each season’s estimated relative value, the Company expenses the related contractual payments during the applicable season. Amortization of sports rights takes place when the content airs.
Quarterly, the Company prepares analyses to support its content amortization expense. Critical assumptions used in determining content amortization for programming predominantly monetized as a group include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or historical viewership model based on the adequacy of historical data, and (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of cable and satellite television subscribers receiving the Company’s networks, the number of subscribers to its streaming services, and program usage. Accordingly, the Company reviews its estimates and planned usage at least quarterly and revises its assumptions if necessary. Any material adjustments from the Company’s review of the amortization rates for assets in film groups are applied prospectively in the period of the change.
Unamortized Film Costs Impairment Assessment
Unamortized film costs are tested for impairment whenever events or changes in circumstances indicate that the fair value of a film (or television program) predominantly monetized on its own, or a film group, may be less than its unamortized costs. In addition, a change in the predominant monetization strategy is considered a triggering event for impairment testing before a title is accounted for as part of a film group. If the carrying value of an individual feature film or television program, or film group, exceeds the estimated fair value, an impairment charge will be recorded in the amount of the difference. For content that is predominantly monetized individually, the Company utilizes estimates including ultimate revenues and additional costs to be incurred (including exploitation and participation costs), in order to determine whether the carrying value of a film or television program is impaired.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Game Development Costs
Game development costs are expensed as incurred before the applicable game reaches technological feasibility, or for online hosted arrangements, before the preliminary project phase is complete and it is probable the project will be completed and the software will be used to perform the function intended. Commencing upon a title’s release, the capitalized game development costs are amortized based on the proportion of the game’s revenues recognized for such period to the game’s total current and anticipated revenues, or, if greater, for non-hosted games, on a straight-line basis over the title’s estimated economic life. Unamortized capitalized game production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in “Film and television content rights and games” on the consolidated balance sheets.
Investments
The Company holds investments in equity method investees and equity investments with and without readily determinable fair values. (See Note 10.)
Equity Method Investments
Investments in equity method investees are those for which the Company has the ability to exercise significant influence but does not control and is not the primary beneficiary or the entity is not a VIE and the Company does not have a controlling financial interest. Under this method of accounting, the Company typically records its proportionate share of the net earnings or losses of equity method investees in loss from equity investees, net and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances.
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
Equity Investments without Readily Determinable Fair Values
Equity investments without readily determinable fair values include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are recorded at cost and adjusted for subsequent observable price changes as of the date that an observable transaction takes place. Adjustments for observable price changes are recorded in other (expense) income, net. (See Note 10 and Note 18.)
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
Leases
The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets are included in other noncurrent assets. Finance lease ROU assets are included in property and equipment, net. Operating and finance lease liabilities are included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. The Company elected the short-term lease recognition exemption and leases with initial terms of one year or less are not recorded in the consolidated balance sheets.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company does not separate lease components from non-lease components across all lease categories. Instead, each separate lease component and non-lease component are accounted for as a single lease component. In addition, variable lease payments that are based on an index or rate are included in the measurement of ROU assets and lease liabilities at lease inception. All other variable lease payments are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities. Lease expense for operating leases and short-term leases is recognized on a straight-line basis. For finance leases, the Company recognizes interest expense on lease liabilities using the effective interest method and amortization of ROU assets on a straight-line basis.
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
Asset Impairment Analysis
Goodwill
Goodwill is allocated to the Company’s reporting units, which are its operating segments or one level below its operating segments. The Company evaluates goodwill for impairment annually as of October 1, or earlier if an event or other circumstance indicates that it may not recover the carrying value of the asset. If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill exceeds its fair value, a quantitative impairment test is performed. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. The Company typically performs a quantitative impairment test every three years, irrespective of the outcome of the Company’s qualitative assessment.
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
•If the intent is to hold the asset for continued use, the impairment test requires a comparison of undiscounted future cash flows to the carrying value of the asset group. If the carrying value of the asset group exceeds the undiscounted cash flows, an impairment loss would be recognized equal to the excess of the asset group’s carrying value over its fair value, which is typically determined by discounting the future cash flows associated with that asset group.
•If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its estimated fair value less costs to sell. If the carrying value of the asset exceeds the fair value, an impairment loss would be recognized equal to the difference.
Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings that represent the lowest level for which cash flows are largely independent and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and assumptions applied in determining fair value, which include reasonable discount rates, growth rates, market risk premiums and other assumptions about the economic environment.

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
•a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); or
•an instrument with no hedging designation.
Cash Flow Hedges
The Company may designate derivative instruments as cash flow hedges to mitigate foreign currency risk arising from third-party revenue agreements, intercompany licensing agreements, production expenses and rebates, or to hedge the interest rate risk for certain senior notes and forecasted debt issuances. For instruments accounted for as cash flow hedges, the change in the fair value of the forward contract is recorded in other comprehensive loss and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings.
Net Investment Hedges
The Company may designate derivative instruments as hedges of net investments in foreign operations. The Company assesses the effectiveness of net investment hedges utilizing the spot-method. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded in the currency translation adjustment component of other comprehensive loss. While the change in fair value attributable to hedge effectiveness remains in accumulated other comprehensive loss until the net investment is sold or liquidated, the change in fair value attributable to components excluded from the assessment of hedge effectiveness (e.g., forward points, cross currency basis, etc.) is reflected as a component of interest expense, net in the current period.
Fair Value Hedges
The Company may designate derivative instruments as fair value hedges to mitigate the variability in the fair value of a recognized asset or liability or of an unrecognized firm commitment. For those derivative instruments designated as fair value hedges, the changes in fair value of the derivative instruments, including offsetting changes in fair value of the hedged items are recorded in the statements of operations in the same line item where the hedged risk occurs.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No Hedging Designation
The Company may also enter into derivative instruments that do not qualify for hedge accounting or are not designated as hedges. These instruments are intended to mitigate economic exposures due to exogenous events and changes in foreign currency exchange rates, interest rates, and from market volatility related to certain investments measured at fair value. The changes in fair value of derivatives not designated as hedges are recorded in the statements of operations in the same line item where the hedged risk occurs.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred revenue primarily consists of TV/SVOD content licensing arrangements where the content has not yet been made available to the customer, consumer products and themed experience licensing arrangements with fixed payments, advance payment for DTC subscriptions, cash billed/received for television advertising in advance or for which the guaranteed viewership has not been provided, and advance fees related to the sublicensing of Olympic rights. The amounts classified as current are expected to be earned within the next year.
Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Share-Based Compensation Expense
The Company has incentive plans under which performance-based restricted stock units (“PRSUs”), service-based restricted stock units (“RSUs”), and stock options may be issued. In addition, the Company offers an Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense for all awards is recorded as a component of selling, general and administrative expense. Forfeitures for all awards are recognized as incurred. Excess tax benefits realized from the exercise of stock options and vested RSUs, PRSUs and the ESPP are reported as cash inflows from operating activities on the consolidated statements of cash flows.
PRSUs
PRSUs represent the contingent right to receive shares of WBD common stock, and vest over one year based on continuous service and the attainment of qualitative and quantitative performance targets. The number of PRSUs that vest typically ranges from 0% to 100% based on a sliding scale where achieving or exceeding the performance target will result in 100% of the PRSUs vesting and achieving 70% or less of the target will result in no portion of the PRSUs vesting. Additionally, for certain PRSUs, the Company’s Compensation Committee has discretion in determining the final number of units that vest, but may not increase the amount of any PRSU award above 100%. Upon vesting, each PRSU becomes convertible into one share of WBD common stock. Holders of PRSUs do not receive payments of dividends in the event the Company pays a cash dividend until such PRSUs are converted into shares of WBD common stock.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs
RSUs represent the contingent right to receive shares of WBD common stock, substantially all of which vest ratably each year over periods of three to five years based on continuous service. Compensation expense for RSUs is based on the fair value of the award on the date of grant and is recognized ratably during the vesting period. RSU awards generally provide for accelerated vesting upon retirement or after reaching a specified age and years of service.
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
The fair values of stock options are estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For stock options the simplified method is utilized to calculate the expected term, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method considers the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. Expected volatility is based on a combination of implied volatilities from traded options on WBD common stock and historical realized volatility of WBD and peer group common stock. The dividend yield is assumed to be zero because the Company has no history of paying cash dividends and no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
ESPP
The ESPP enables eligible employees to purchase shares of WBD common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the ESPP as share-based compensation expense.
Advertising Costs
Advertising costs are expensed as incurred and are presented in selling, general and administrative expenses. Advertising costs paid to third parties totaled $2,428 million, $2,519 million and $1,247 million for years ended December 31, 2023, 2022 and 2021, respectively.
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
The arrangement among Turner, CBS and the NCAA provides Turner and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual caps. The amounts recorded pursuant to the loss cap were not material during the year ended December 31, 2023. No amounts were recorded pursuant to the loss cap during the year ended December 31, 2022 since the 2022 cap was finalized prior to the Merger. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For our collaborative arrangements entered into with third parties to jointly finance and distribute certain theatrical and television productions, net participation costs of $393 million and $276 million were recorded in cost of revenues, excluding depreciation and amortization for the years ended December 31, 2023 and 2022, respectively.
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
In connection with the Merger, the Company entered into a tax matters agreement (“TMA”) with AT&T. Pursuant to the TMA, the Company is responsible for tax liabilities of the WM Business related to the periods prior to AT&T’s ownership of the WM Business (June 14, 2018), and AT&T is responsible for tax liabilities of the WM Business related to the period for which they owned the WM Business (June 15, 2018 through April 8, 2022). With respect to uncertain tax positions related to jurisdictions that have joint and several liability among members of the AT&T tax filing group during the AT&T ownership period, the Company has not recorded any liabilities for uncertain tax positions or indemnification receivables related to matters that were attributable to jurisdictions that have joint and several liability among members of the AT&T filing group since AT&T was determined to be the primary obligor.
Concentrations Risk
Customers
No individual customer accounted for more than 10% of total consolidated revenues for 2023, 2022 or 2021. The Company had two customers that represented more than 10% of distribution revenue in 2023, which in aggregate totaled 24%. As of December 31, 2023 and 2022, the Company’s trade receivables do not represent a significant concentration of credit risk as the customers and markets in which the Company operates are varied and dispersed across many geographic areas.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. The Company also has cash posted as collateral related to the Company’s revolving receivables program. As of December 31, 2023, the Company had posted $539 million of collateral under these arrangements.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting and Reporting Pronouncements Adopted
Supplier Finance Programs
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance updating the disclosure requirements for supplier finance program obligations. This guidance provides specific authoritative guidance for disclosure of supplier finance programs, including key terms of such programs, amounts outstanding, and where the obligations are presented in the statement of financial position. The Company adopted the guidance effective January 1, 2023 and has provided the required disclosures in Note 18.
Accounting and Reporting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued guidance updating the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its disclosures.
Income Taxes
In December 2023, the FASB issued guidance updating the disclosure requirements for income taxes, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its disclosures.
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
The Merger required the consent of Advance/Newhouse Programming Partnership under Discovery’s certificate of incorporation as the sole holder of the Series A-1 Preferred Stock. In connection with Advance/Newhouse Programming Partnership’s entry into the consent agreement and related forfeiture of the significant rights attached to the Series A-1 Preferred Stock in the reclassification of the shares of Series A-1 Preferred Stock into common stock, it received an increase to the number of shares of common stock of the Company into which the Series A-1 Preferred Stock converted. The impact of the issuance of such additional shares of common stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger in the year ended December 31, 2022.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2020, the Company’s board of directors authorized additional stock repurchases of up to $2 billion upon completion of its existing $1 billion repurchase authorization announced in May 2019. All common stock repurchases, including prepaid common stock repurchase contracts, have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company did not repurchase any of its common stock. Over the life of the Company’s repurchase programs and prior to the Merger and conversion of Discovery common stock to WBD common stock, the Company had repurchased 3 million and 229 million shares of Discovery Series A and Discovery Series C common stock, respectively, for the aggregate purchase price of $171 million and $8.2 billion, respectively.
Earnings Per Share
All share and per share amounts have been retrospectively adjusted to reflect the reclassification and automatic conversion into WBD common stock, except for Series A-1 Preferred Stock, which has not been recast because the conversion of Series A-1 Preferred Stock into WBD common stock in connection with the Merger was considered a discrete event and treated prospectively.
The table below sets forth the Company’s calculated earnings per share (in millions). Earnings per share amounts may not recalculate due to rounding.

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(3,079)	$(7,297)	$1,197
Less:
Allocation of undistributed income to Series A-1 convertible preferred stock	—	(49)	(110)
Net income attributable to noncontrolling interests	(38)	(68)	(138)
Net income attributable to redeemable noncontrolling interests	(9)	(6)	(53)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	—	16
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted net (loss) income per share	$(3,126)	$(7,420)	$912

Add:
Allocation of undistributed income to Series A-1 convertible preferred stockholders	—	—	110
Net (loss) income allocated to Warner Bros. Discovery, Inc. Series A common stockholders for diluted net (loss) income per share	$(3,126)	$(7,420)	$1,022

Denominator — weighted average:
Common shares outstanding — basic	2,436	1,940	588
Impact of assumed preferred stock conversion	—	—	71
Dilutive effect of share-based awards	—	—	5
Common shares outstanding — diluted	2,436	1,940	664

Basic net (loss) income per share allocated to common stockholders	$(1.28)	$(3.82)	$1.55
Diluted net (loss) income per share allocated to common stockholders	$(1.28)	$(3.82)	$1.54
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2023	2022	2021
Anti-dilutive share-based awards	69	49	17

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Merger combined WM’s content library and valuable intellectual property with Discovery’s global footprint, collection of local-language content and deep regional expertise across more than 220 countries and territories. The Company expects this broad, worldwide portfolio of brands, coupled with its DTC potential and the attractiveness of the combined assets, to result in increased market penetration globally. The Merger is also expected to create significant cost synergies for the Company.
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
Balances reflect rounding of dollar and share amounts to millions, which may result in differences for recalculated standalone amounts compared with the amounts presented above. In August 2022, the Company and AT&T finalized the post-closing working capital settlement process, which resulted in the Company receiving a $1.2 billion payment from AT&T in the third quarter of 2022. AT&T has raised certain claims associated with the merger that the Company believes are without merit.
Purchase Price Allocation
The Company applied the acquisition method of accounting to WM, whereby the excess of the fair value of the purchase price paid over the fair value of identifiable net assets acquired and liabilities assumed was allocated to goodwill. Goodwill reflects the assembled workforce of WM as well as revenue enhancements, cost savings and operating synergies that are expected to result from the Merger. The goodwill recorded as part of the Merger has been allocated to the Studios, Networks and DTC reportable segments in the amounts of $9,308 million, $7,074 million and $5,727 million, respectively, and is not deductible for tax purposes.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2023, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the period in which the adjustments occurred. Adjustments recorded in 2023 were $368 million, primarily related to taxes, and were recorded in other noncurrent assets, deferred income taxes, and other noncurrent liabilities, with an offset to goodwill. The allocation of the purchase price to the assets acquired and liabilities assumed, measurement period adjustments, and a reconciliation to total consideration transferred is presented in the table below (in millions).

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
The Company incurred acquisition-related costs of $162 million and $406 million for the years ended December 31, 2023 and 2022, respectively. These costs were associated with legal and professional services and integration activities and were recognized as operating expenses on the consolidated statement of operations. Additionally, the expense related to the issuance of additional shares of common stock in connection with the conversion of Advance/Newhouse Programming’s Series A-1 Preferred Stock was $789 million and was recorded as a transaction expense in selling, general and administrative expense upon the closing of the Merger. (See Note 3.)

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

Year Ended December 31, 2022
Revenues	$43,095
Net loss available to Warner Bros. Discovery, Inc.	(5,359)
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
BluTV
The Company previously held a 35% interest in BluTV, a SVOD platform entity and content distributor in Turkey that was accounted for as an equity method investment. In December 2023, the Company acquired the remaining 65% of BluTV for $50 million.
Dispositions
During 2023, the Company sold or exited all of the AT&T SportsNets.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2021, the Company completed the sale of its Great American Country network to Hicks Equity Partners for a sale price of $90 million and recorded a gain of $76 million.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	U.S. Networks	International Networks	Studios	Networks	DTC	Total
December 31, 2021	$10,813	$2,099	$—	$—	$—	$12,912
Segment recast	(10,813)	(2,059)	—	10,555	2,317	—
Acquisitions (See Note 4)	—	—	9,047	7,081	5,618	21,746
Foreign currency translation and other adjustments	—	(40)	(84)	(79)	(17)	(220)
December 31, 2022	$—	$—	$8,963	$17,557	$7,918	$34,438
Acquisitions (See Note 4)	—	—	245	(24)	127	348
Foreign currency translation and other adjustments	—	—	64	97	22	183
December 31, 2023	$—	$—	$9,272	$17,630	$8,067	$34,969
The carrying amount of goodwill at the Networks segment included accumulated impairments of $1.6 billion as of December 31, 2023 and 2022. The Studios and DTC segments did not include any accumulated impairments as of December 31, 2023 and 2022.
Intangible Assets
Finite-lived intangible assets subject to amortization consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2023			December 31, 2022
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks and trade names	32	$22,935	$(2,688)	$20,247	$22,876	$(1,494)	$21,382
Affiliate, advertising and subscriber relationships	8	24,335	(14,730)	9,605	24,136	(9,458)	14,678
Franchises	35	7,900	(426)	7,474	7,900	(164)	7,736
Character rights	14	995	(125)	870	995	(53)	942
Other	6	591	(502)	89	568	(324)	244
Total		$56,756	$(18,471)	$38,285	$56,475	$(11,493)	$44,982
Amortization expense for finite-lived intangible assets reflects the pattern in which the assets’ economic benefits are consumed over their estimated useful lives. For assets whose economic benefits are anticipated to be consumed evenly, a straight-line method is utilized. For assets in which the economic benefits are expected to be recognized unevenly over the useful life of the asset, an accelerated method such as the sum-of-the-months’ digits method is utilized. Amortization expense related to finite-lived intangible assets was $6.9 billion, $6.2 billion and $1.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
During 2023, the Company reassessed the useful lives and amortization methods for its linear networks and HBO trademarks and trade names, and its DC franchise, and concluded the pattern of amortization should be accelerated. Accordingly, the Company has changed the amortization method for these assets from the straight-line method to the sum-of-the-months’ digits method. This change was considered a change in estimate, was accounted for prospectively, and resulted in incremental amortization expense of $368 million for the year ended December 31, 2023.
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$5,757	$4,245	$3,122	$2,369	$1,782	$21,010
Impairment Analysis
Significant judgments and assumptions for all quantitative goodwill tests performed include discount rates, control premiums, terminal growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows, including revenue growth rates and profit margins.
2023 Impairment Analysis
As of October 1, 2023, the Company performed a quantitative goodwill impairment assessment for all reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded. The Studios reporting unit, which had headroom of 15%, and the Networks reporting unit, which had headroom of 5%, both had fair value in excess of carrying value of less than 20%. The fair values of the reporting units were determined using a combination of DCF and market valuation methodologies. Due to declining levels of global GDP growth, soft advertising markets in the U.S. associated with the Company’s Networks reporting unit, content licensing trends in our Studios reporting unit, and execution risk associated with anticipated growth in the Company’s DTC reporting unit, the Company will continue to monitor its reporting units for changes that could impact recoverability.
2022 Impairment Analysis
For the 2022 annual impairment test, the Company performed a quantitative goodwill impairment assessment for all reporting units consistent with the Company’s accounting policy. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded.
2021 Impairment Analysis
For the 2021 annual impairment test, the Company performed a qualitative goodwill impairment assessment for all reporting units and determined that it was more likely than not that the fair value of those reporting units exceeded their carrying values, therefore, no quantitative goodwill impairment analysis was performed.
NOTE 6. RESTRUCTURING AND OTHER CHARGES
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company finalized the framework supporting its ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024. The Company also initiated a strategic realignment plan associated with its Warner Bros. Pictures Animation group during the year ended December 31, 2023.
Restructuring and other charges by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Year Ended December 31,
	2023	2022	2021
Studios	$225	$1,050	$—
Networks	201	1,003	30
DTC	66	1,551	2
Corporate and inter-segment eliminations	93	153	—
Total restructuring and other charges	$585	$3,757	$32
During the year ended December 31, 2023, restructuring and other charges primarily included content impairments and other content development costs and write-offs of $115 million, contract terminations and facility consolidation activities of $111 million, and organization restructuring costs of $359 million.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2022, restructuring and other charges primarily included charges related to strategic content programming initiatives, inclusive of content impairments, content development costs and write-offs, content contract terminations, and other content related charges of $3,133 million. In addition, there were restructuring charges related to organization restructuring of $607 million and facility consolidation activities and other contract terminations of $17 million.
Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2021 (a)	$—	$15	$—	$4	$19
Acquisitions (See Note 4 )	40	—	14	55	109
Contract termination accruals, net	36	168	121	—	325
Employee termination accruals, net	114	213	87	184	598
Cash paid	(34)	(35)	(34)	(84)	(187)
December 31, 2022	156	361	188	159	864
Contract termination accruals, net	48	16	8	15	87
Employee termination accruals, net	47	175	60	78	360
Other accruals	—	2	—	—	2
Cash paid	(153)	(352)	(176)	(172)	(853)
December 31, 2023	$98	$202	$80	$80	$460
(a) Prior period balances have been recast to conform to the current period presentation as a result of the Merger and segment recast.
NOTE 7. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Year Ended December 31, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$17	$11,521	$8,703	$(4)	$20,237
Advertising	15	8,342	548	(205)	8,700
Content	11,358	1,005	886	(2,046)	11,203
Other	802	376	17	(14)	1,181
Totals	$12,192	$21,244	$10,154	$(2,269)	$41,321

	Year Ended December 31, 2022
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$12	$9,759	$6,371	$—	$16,142
Advertising	15	8,224	371	(86)	8,524
Content	9,156	1,120	522	(2,438)	8,360
Other	548	245	10	(12)	791
Totals	$9,731	$19,348	$7,274	$(2,536)	$33,817

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$—	$4,486	$716	$—	$5,202
Advertising	—	6,063	131	—	6,194
Content	20	706	11	—	737
Other	—	56	2	—	58
Totals	$20	$11,311	$860	$—	$12,191
Accounts Receivable and Credit Losses
The allowance for credit losses was not material at December 31, 2023 and 2022.
Contract Assets and Liabilities
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	December 31, 2023	December 31, 2022
Contract liabilities	Deferred revenues	$1,924	$1,694
Contract liabilities	Other noncurrent liabilities	160	361
The change in deferred revenue for the year ended December 31, 2023 primarily reflects cash payments received or contracted billings recorded for which the performance obligations were not satisfied prior to the end of the period, partially offset by $1,354 million of revenues recognized that were included in the deferred revenue balance at December 31, 2022. Revenue recognized for the year ended December 31, 2022 related to the deferred revenue balance at December 31, 2021 was $411 million. Contract assets were not material as of December 31, 2023 and 2022.
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
The Company’s brand licensing contracts are licenses of symbolic intellectual property.
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
The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	December 31, 2023	Duration
Distribution - fixed price or minimum guarantee	$3,513	Through 2031
Content licensing and sports sublicensing	5,361	Through 2030
Brand licensing	2,264	Through 2043
Advertising	892	Through 2027
Total	$12,030

WARNER BROS. DISCOVERY, INC.
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
NOTE 8. SALES OF RECEIVABLES
Revolving Receivables Program
During 2023, the Company amended its revolving receivables program to reduce the facility limit to $5,500 million and extend the program to August 2024. The Company’s bankruptcy-remote consolidated subsidiary held $3,088 million of pledged receivables as of December 31, 2023 in connection with the Company’s revolving receivables program. For the years ended December 31, 2023 and 2022, the Company recognized $79 million and $256 million, respectively, in selling, general and administrative expenses from the revolving receivables program in the consolidated statements of operations (net of non-designated derivatives in 2023). (See Note 13.) The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,200 million and $5,366 million as of December 31, 2023 and 2022, respectively.
The following table presents a summary of receivables sold (in millions).

	Year Ended December 31,
	2023	2022
Gross receivables sold/cash proceeds received	$13,340	$9,857
Collections reinvested under revolving agreement	(13,506)	(10,491)
Net cash proceeds remitted	$(166)	$(634)
Net receivables sold	$13,178	$9,797
Obligations recorded	$405	$377
The following table presents a summary of the amounts transferred or pledged (in millions).

	December 31, 2023	December 31, 2022
Gross receivables pledged as collateral	$3,088	$3,468
Restricted cash pledged as collateral	$500	$150
Balance sheet classification:
Receivables, net	$2,780	$3,015
Prepaid expenses and other current assets	$500	$150
Other noncurrent assets	$308	$453
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement was $383 million and $477 million for the years ended December 31, 2023 and 2022, respectively. The impact to the consolidated statements of operations was immaterial for the years ended December 31, 2023 and 2022. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized content costs are grouped based on their predominant monetization strategy: individually or as a group. Programming rights are presented as two separate captions: licensed content and advances and live programming and advances. Live programming includes licensed sports rights and related advances. The prior year presentation has been recast to conform to the current period’s presentation. The table below presents the components of content rights (in millions).

	December 31, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,823	$—	$2,823
Completed and not released	107	—	107
In production and other	1,300	—	1,300

Television production costs:
Released, less amortization	1,471	5,317	6,788
Completed and not released	380	606	986
In production and other	417	2,624	3,041
Total theatrical film and television production costs	$6,498	$8,547	$15,045
Licensed content and advances, net			4,519
Live programming and advances, net			1,943
Game development costs, less amortization			565
Total film and television content rights and games			22,072
Less: Current content rights and prepaid license fees, net			(843)
Total noncurrent film and television content rights and games			$21,229

	December 31, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$3,544	$—	$3,544
Completed and not released	507	—	507
In production and other	1,795	—	1,795

Television production costs:
Released, less amortization	2,200	6,143	8,343
Completed and not released	939	401	1,340
In production and other	457	3,386	3,843
Total theatrical film and television production costs	$9,442	$9,930	$19,372
Licensed content and advances, net			4,961
Live programming and advances, net			2,214
Game development costs, less amortization			650
Total film and television content rights and games			27,197
Less: Current content rights and prepaid license fees, net			(545)
Total noncurrent film and television content rights and games			$26,652

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Content amortization consisted of the following (in millions).

	Year Ended December 31,
	2023	2022	2021
Predominantly monetized individually	$5,165	$5,175	$541
Predominantly monetized as a group	10,648	8,935	2,955
Total content amortization	$15,813	$14,110	$3,496
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. For the year ended December 31, 2023, total content impairments were $326 million, of which content impairments and other content development costs and write-offs of $115 million were primarily due to the abandonment of certain films in connection with the third quarter 2023 strategic realignment plan associated with the Warner Bros. Pictures Animation group and are reflected in restructuring and other charges in the Studios segment. For the year ended December 31, 2022, total content impairments were $2,807 million. Content impairments of $2,756 million and content development write-offs of $377 million were due to the abandonment of certain content categories in connection with the strategic realignment of content following the Merger and are reflected in restructuring and other charges in the Studios, Networks and DTC segments. (See Note 6.) No content impairments were recorded as a component of restructuring for the year ended December 31, 2021.
The table below presents the expected future amortization expense of the Company’s film and television content rights, licensed content and advances, live programming rights and advances, and games as of December 31, 2023 (in millions).

	Year Ending December 31,
	2024	2025	2026
Released investment in films and television content:
Monetized individually	$1,712	$868	$600
Monetized as a group	2,483	1,242	774
Licensed content and advances	1,751	813	524
Live programming and advances	1,258	471	34
Games	87	16	—

Completed and not released investment in films and television content:
Monetized individually	$411
Monetized as a group	238
At December 31, 2023, acquired film and television libraries are being amortized using straight-line or other accelerated amortization methods through 2033.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	December 31, 2023	December 31, 2022
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$249	$313
nC+	Other noncurrent assets	32%	142	135
TNT Sports	Other noncurrent assets	50%	102	96
Other	Other noncurrent assets		503	518
Total equity method investments			996	1,062

Investments with readily determinable fair values	Other noncurrent assets		53	28

Investments without readily determinable fair values	Other noncurrent assets (a)		438	498
Total investments			$1,487	$1,588
(a) Investments without readily determinable fair values included $17 million as of December 31, 2023 and $10 million as of December 31, 2022 that were included in prepaid expenses and other current assets.
Equity Method Investments
During the year ended December 31, 2022, the Company entered into an agreement with British Telecommunications Plc (“BT”) to form a 50:50 joint venture to create a new premium sports offering for the United Kingdom and Ireland. The Company has determined the joint venture is a VIE and accounts for its investment in the joint venture as an equity method investment. Additionally, the Company has a call option to obtain the remaining 50% equity interest in September 2024 and September 2026, at the then fair market value plus the expected earnings that BT would have received in the two years following the call option. As of December 31, 2023, the carrying value of the joint venture was $102 million.
As of December 31, 2023, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $734 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $697 million and $720 million as of December 31, 2023 and 2022, respectively. The Company recognized its portion of VIE operating results with losses of $75 million, $87 million, and $35 million for the years ended December 31, 2023, 2022 and 2021, respectively, in loss from equity investees, net, on the consolidated statements of operations.
Equity Investments Without Readily Determinable Fair Values Assessed Under the Measurement Alternative
During 2023, the Company concluded that its other equity method investments without readily determinable fair values had decreased $73 million in fair value as a result of observable price changes in orderly transactions for the identical or similar investment of the same issuer. The decrease in fair value as a result of observable price change is recorded in other (expense) income, net on the consolidated statements of operations. (See Note 18.) As of December 31, 2023, the Company had recorded cumulative impairments of $238 million for its equity method investments without readily determinable fair values.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. DEBT
The table below presents the components of outstanding debt (in millions).

		December 31,
	Weighted-Average Interest Rate as of December 31, 2023	2023	2022
Term loans with maturities of 3 years or less	—%	$—	$4,000
Floating rate senior notes with maturities of 5 years or less	7.13%	40	500
Senior notes with maturities of 5 years or less	4.00%	13,664	12,759
Senior notes with maturities between 5 and 10 years	4.28%	8,607	10,373
Senior notes with maturities greater than 10 years	5.11%	21,644	21,644
Total debt		43,955	49,276
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(286)	(277)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		43,669	48,999
Current portion of debt		(1,780)	(365)
Noncurrent portion of debt		$41,889	$48,634
During the year ended December 31, 2023, the Company’s wholly-owned subsidiaries, Warner Media, LLC (“WML”), Historic TW Inc. (“TWI”), Discovery Communications, LLC (“DCL”) and WMH, commenced cash tender offers to purchase for cash any and all of (i) WML’s outstanding 4.050% Senior Notes due 2023 and 3.550% Senior Notes due 2024, (ii) TWI’s outstanding 7.570% Senior Notes due 2024, (iii) DCL’s outstanding 3.800% Senior Notes due 2024, and (iv) WMH’s outstanding 3.528% Senior Notes due 2024 and 3.428% Senior Notes due 2024. The Company completed the tender offers in August 2023 by purchasing senior notes in the amount of $1.9 billion validly tendered and accepted for purchase pursuant to the offers. During the year ended December 31, 2023, the Company also commenced a tender offer to purchase for cash any and all of its outstanding Floating Rate Notes due in 2024. The Company completed the tender offer in June 2023, by purchasing Floating Rate Notes in the amount of $460 million validly tendered and accepted for purchase pursuant to the offer.
During the year ended December 31, 2023, the Company also repaid $4.0 billion of aggregate principal amount outstanding of its term loan prior to the due date of April 2025; repaid in full at maturity $42 million of aggregate principal amount outstanding of its senior notes due December 2023, $178 million of aggregate principal amount outstanding of its senior notes due September 2023, and $106 million of aggregate principal amount outstanding of its senior notes due February 2023; and completed open market purchases for $183 million of aggregate principal amount outstanding of its senior notes.
During the year ended December 31, 2023, the Company issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. After March 2024, the senior notes are redeemable at par plus accrued and unpaid interest.
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
The redemptions during 2023 and 2022 resulted in an immaterial gain on extinguishment of debt. (See Note 18.)
As of December 31, 2023, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), DCL (to the extent it is not the primary obligor on such senior notes), and WMH (to the extent it is not the primary obligor on such senior notes), except for $1.1 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Credit Facility and Commercial Paper Programs
The Company has a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Revolving Credit Agreement includes a $150 million sublimit for the issuance of standby letters of credit. The Company may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. Obligations under the Revolving Credit Agreement are unsecured and are fully and unconditionally guaranteed by the Company, Scripps Networks, and WMH. The Credit Facility will be available on a revolving basis until June 2026, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent.
Additionally, the Company's commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the Credit Facility or the commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement includes financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 upon completion of the first full quarter following the first and second anniversaries of the closing, respectively. As of December 31, 2023, DCL and WMH were in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Long-term Debt Repayment Schedule
The following table presents a summary of scheduled debt and estimated interest payments, excluding the revolving credit facility and commercial paper borrowings, for the next five years based on the amount of the Company’s debt outstanding as of December 31, 2023 (in millions).

	2024	2025	2026	2027	2028	Thereafter
Long-term debt repayments	$1,781	$3,147	$2,289	$4,719	$1,767	$30,250
Interest payments	$2,007	$1,904	$1,778	$1,634	$1,510	$24,344
NOTE 12. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, software, and other equipment. The Company’s leases were reflected in the Company’s consolidated balance sheets as follows (in millions).

		December 31,
		2023	2022
Operating Leases	Location on Balance Sheet
Operating lease right-of-use assets	Other noncurrent assets	$3,074	$3,189

Operating lease liabilities (current)	Accrued liabilities	$332	$345
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	3,019	2,990
Total operating lease liabilities		$3,351	$3,335

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$249	$244

Finance lease liabilities (current)	Accrued liabilities	$74	$82
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	191	186
Total finance lease liabilities		$265	$268

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases was as follows.

	December 31,
	2023	2022
Weighted average remaining lease term (in years):
Operating leases	11	12
Finance leases	5	5

Weighted average discount rate
Operating leases	4.42%	4.13%
Finance leases	4.17%	3.23%
The Company’s leases have remaining lease terms of up to 29 years, some of which include multiple options to extend the leases for up to a total of 20 years. Most leases are not cancellable prior to their expiration.
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2023	2022
Operating lease cost	$540	$372

Finance lease cost:
Amortization of right-of-use assets	$85	$78
Interest on lease liabilities	8	8
Total finance lease cost	$93	$86

Variable fees and other(a)	$74	$66
Total lease cost	$707	$524
(a) Includes variable lease payments related to our operating and finance leases and costs of leases with initial terms of less than one year.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(501)	$(360)
Operating cash flows from finance leases	$(19)	$(15)
Financing cash flows from finance leases	$(74)	$(70)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$364	$490
Finance leases	$95	$39

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2023 were as follows (in millions):

	Operating Leases	Finance Leases
2024	$462	$85
2025	404	70
2026	377	56
2027	358	35
2028	344	15
Thereafter	2,415	35
Total lease payments	4,360	296
Less: Imputed interest	(1,009)	(31)
Total	$3,351	$265
As of December 31, 2023, the Company’s total minimum lease payments for additional leases that have not yet commenced were not material.
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
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
There were no amounts eligible to be offset under master netting agreements as of December 31, 2023 and 2022. The fair value of the Company’s derivative financial instruments at December 31, 2023 and 2022 was determined using a market-based approach (Level 2). The Company’s derivative financial instruments were reflected in the Company’s consolidated balance sheets as follows (in millions).

	December 31, 2023					December 31, 2022
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,484	$40	$8	$37	$8	$1,382	$49	$35	$42	$25
Cross-currency swaps	—	—	—	—	—	482	3	58	—	—
Net investment hedges: (a)
Cross-currency swaps	1,779	23	12	7	42	1,778	20	12	—	73
Fair value hedges:
Interest rate swaps	1,500	7	—	—	5	—	—	—	—	—
No hedging designation:
Foreign exchange	1,058	1	1	1	83	976	5	1	3	96
Cross-currency swaps	—	—	—	—	—	139	3	—	—	3
Total return swaps	395	19	—	—	—	291	—	—	13	—
Total		$90	$21	$45	$138		$80	$106	$58	$197
(a) Excludes €164 million of euro-denominated notes ($174 million equivalent at December 31, 2022) designated as a net investment hedge and £402 million of sterling notes re-designated as a net investment hedge in 2023 ($513 million equivalent at December 31, 2023. (See Note 11.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Designated for Hedge Accounting
Cash Flow Hedges
The Company is exposed to foreign currency risk related to revenues, production rebates and production expenses. As such, we have entered into foreign exchange forward contracts designated as cash flow hedges to mitigate this risk. These cash flow hedges are carried at fair market value on the Company’s consolidated balance sheets. Hedge effectiveness is assessed using the spot method, with fair market value changes recorded in other comprehensive loss until the hedged item affects earnings. Excluded components, including forward points, are included in current earnings.
The Company is exposed to foreign currency risk associated with its British Pound Sterling denominated debt and executed a fixed-to-fixed cross-currency swap in 2022 to mitigate this risk. During the year ended December 31, 2023, the Company unwound the cross-currency swaps related to its Sterling debt and recognized a gain of $76 million as an adjustment to other comprehensive income. The Sterling debt was subsequently re-designated as a net investment hedge effective May 2023.
The Company is exposed to interest rate risk associated with future issuances of debt and unwound the forward starting swap derivatives designated as hedging instruments to mitigate this risk in 2022. The realized gain from these derivatives will remain in other comprehensive loss until the debt is issued during the hedging window, which extends through 2025, and interest payments are made.
The following table presents the pretax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Year Ended December 31,
	2023	2022	2021
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$23	$7	$57
Interest rate - derivative adjustments	—	—	112
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(5)	(1)	4
Foreign exchange - advertising revenue	1	1	1
Foreign exchange - costs of revenues	3	25	—
Foreign exchange - other (expense) income, net	18	—	30
Interest rate - interest expense, net	(1)	(2)	(2)
Interest rate - other (expense) income, net	1	—	—
If current fair values of designated cash flow hedges as of December 31, 2023 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 32 years.
Net Investment Hedges
The Company is exposed to foreign currency risk associated with the net assets of non-USD functional entities and uses fixed-to-fixed cross currency swaps to mitigate this risk. During the year ended December 31, 2023, to mitigate the risk associated with the net assets of non-USD functional entities, the Company re-designated its Sterling denominated debt due in 2024 as a net investment hedge after the unwind of the cash flow hedge previously noted.
The Company is also exposed to foreign currency risk stemming from foreign denominated debt. During the year ended December 31, 2023, the Company settled its Euro denominated debt that was acquired in connection with the Merger and was designated as the hedging instrument in a net investment hedge.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pretax impact of derivatives designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	Amount of gain (loss) recognized in AOCI			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2023	2022	2021		2023	2022	2021
Cross currency swaps	$43	$46	$114	Interest expense, net	$24	$33	$42
Foreign exchange contracts	—	—	5	Other (expense) income, net	—	—	—
Euro denominated notes (foreign denominated debt)	3	4	—	N/A	—	—	—
Sterling denominated notes (foreign denominated debt)	(11)	112	6	N/A	—	—	—
Total	$35	$162	$125		$24	$33	$42
Fair Value Hedges
During the year ended December 31, 2023, the Company issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. Simultaneously, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to allow the Company to mitigate the variability in the fair value of its senior notes due to fluctuations in the benchmark interest rate. Changes in the fair value of the senior note and the interest rate swap are recorded in interest expense, net.
The following table presents fair value hedge adjustments to hedged borrowings (in millions).

	Carrying Amount of Hedged Borrowings		Cumulative Amount of Fair Value Hedging Adjustments Included in Hedged Borrowings
Balance Sheet Location	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Noncurrent portion of debt	$1,502	$—	$2	$—
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items (in millions).

	Year Ended December 31,
	2023	2022
(Loss) gain on changes in fair value of hedged fixed rate debt (1)	$(2)	$—
Gain (loss) on changes in the fair value of derivative contracts (1)	2	—
Total in interest expense, net	$—	$—

(1) Accrued interest expense related to the hedged debt and derivative contracts is excluded from the amounts above and was $27 million as of December 31, 2023.
Derivatives Not Designated for Hedge Accounting
The Company has deferred compensation plans that have risk related to the fair market value gains and losses on investments and has entered into total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
The Company is exposed to risk of secured overnight financing rate changes in connection with securitization interest paid on the receivables securitization program. To mitigate this risk, the Company entered into and unwound and settled $6.0 billion notional of non-designated interest rate swaps for a total realized gain of $63 million during the year ended December 31, 2023. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.
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

	Year Ended December 31,
	2023	2022	2021
Interest rate swaps	$63	$—	$—
Total return swaps	46	5	—
Total in selling, general and administrative expense	109	5	—

Interest rate swaps	20	512	(2)
Cross-currency swaps	1	—	8
Foreign exchange derivatives	7	(37)	(39)
Total in other (expense) income, net	28	475	(33)
Total	$137	$480	$(33)
NOTE 14. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3 - Valuations derived from techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$105	$—	$105
Equity securities:
Money market fund	Cash and cash equivalents	1	—	—	1
Mutual funds	Prepaid expenses and other current assets	42	—	—	42
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	233	—	—	233
Company-owned life insurance contracts	Other noncurrent assets	—	97	—	97
Total		$276	$203	$—	$479
Liabilities
Deferred compensation plan	Accrued liabilities	$67	$—	$—	$67
Deferred compensation plan	Other noncurrent liabilities	614	—	—	614
Total		$681	$—	$—	$681

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$50	$—	$50
Equity securities:
Money market funds	Cash and cash equivalents	20	—	—	20
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	243	—	—	243
Company-owned life insurance contracts	Other noncurrent assets	—	94	—	94
Time deposits	Other noncurrent assets	—	8	—	8
Total		$277	$153	$—	$430
Liabilities
Deferred compensation plan	Accrued liabilities	$73	$—	$—	$73
Deferred compensation plan	Other noncurrent liabilities	590	—	—	590
Total		$663	$—	$—	$663
Equity securities include money market funds, time deposits, investments in mutual funds held in separate trusts, which are owned as part of the Company’s supplemental retirement plans, and company-owned life insurance contracts. (See Note 17.) The fair value of the deferred compensation plan liability was determined based on the fair value of the related investments elected by employees. Company-owned life insurance contracts are recorded at their cash surrender value, which approximates fair value (Level 2).
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of December 31, 2023 and 2022. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $40.5 billion and $38.0 billion as of December 31, 2023 and 2022, respectively.
The Company’s derivative financial instruments are discussed in Note 13, its investments with readily determinable fair value are discussed in Note 10, and the obligation for its revolving receivable program is discussed in Note 8.
NOTE 15. SHARE-BASED COMPENSATION
The Company has various incentive plans under which PRSUs, RSUs, and stock options have been issued. Upon exercise or vesting of stock awards, the Company issues new shares from its existing authorized but unissued shares. As of December 31, 2023, there were 138 million shares of common stock in reserves that were available for future issuance under the incentive plans.
Share-Based Compensation Expense
The table below presents the components of share-based compensation expense (in millions).

	Year Ended December 31,
	2023	2022	2021
PRSUs	$65	$2	$10
RSUs	375	337	110
Stock options	60	71	58
SARs	—	2	—
Total share-based compensation expense	$500	$412	$178
Tax benefit recognized	$97	$79	$29

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liability-classified share-based compensation awards include certain PRSUs. The Company recorded total liabilities for cash-settled and other liability-classified share-based compensation awards of $36 million and $6 million as of December 31, 2023 and 2022, respectively. The current portion of the liability for cash-settled and other liability-classified awards was $10 million and $4 million as of December 31, 2023 and 2022, respectively.
Share-Based Award Activity
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant price).

	PRSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2022	0.7	$32.80	0.0	$6
Granted	4.0	$15.41
Converted	(0.5)	$31.09		$7
Outstanding as of December 31, 2023	4.2	$16.36	1.4	$48
Vested and expected to vest as of December 31, 2023	4.2	$16.36	1.4	$48
Convertible as of December 31, 2023	0.2	$37.41	0.0	$2
As of December 31, 2023, there was $53 million of unrecognized compensation cost related to PRSUs.
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant price).

	RSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2022	31.2	$25.14	2.3	$296
Granted	29.3	$14.79
Vested	(12.8)	$25.51		$183
Forfeited	(3.7)	$19.40
Outstanding as of December 31, 2023	44.0	$18.52	1.3	$501
Vested and expected to vest as of December 31, 2023	44.0	$18.52	1.3	$501
As of December 31, 2023, there was $489 million of unrecognized compensation cost related to RSUs, of which $29 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.8 years, and cash settled RSUs are expected to be recognized over a weighted-average period of 2.0 years.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	30.5	$34.95	4.0	$—
Granted	2.2	$15.02
Forfeited	(0.6)	$28.22
Outstanding as of December 31, 2023	32.1	$33.73	3.3	$—
Vested and expected to vest as of December 31, 2023	32.1	$33.73	3.3	$—
Exercisable as of December 31, 2023	15.8	$30.89	2.0	$—
The Company received cash payments from the exercise of stock options totaling $0 million, $1 million, and $159 million during 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $114 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2023, 2022 and 2021 were as follows.

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.35%	1.46%	1.03%
Expected term (years)	4.5	5.0	5.9
Expected volatility	54.80%	42.15%	42.45%
The weighted-average grant date fair value of options granted during 2023, 2022 and 2021 was $7.43, $9.60 and $14.08, respectively, per option. The total intrinsic value of options exercised during 2023, 2022 and 2021 was $0 million, $0 million and $145 million, respectively.
NOTE 16. INCOME TAXES
The domestic and foreign components of (loss) income before income taxes were as follows (in millions).

	Year Ended December 31,
	2023	2022	2021
Domestic	$(4,702)	$(8,747)	$1,598
Foreign	839	(213)	(165)
(Loss) income before income taxes	$(3,863)	$(8,960)	$1,433

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$753	$629	$451
State and local	57	143	130
Foreign	750	407	166
	1,560	1,179	747
Deferred:
Federal	(1,845)	(2,367)	(250)
State and local	(548)	(418)	6
Foreign	49	(57)	(267)
	(2,344)	(2,842)	(511)
Income tax (benefit) expense	$(784)	$(1,663)	$236
The following table reconciles the Company’s effective income tax rates to the U.S. federal statutory income tax rates.

	Year Ended December 31,
	2023		2022		2021
Pre-tax income at U.S. federal statutory income tax rate	$(811)	21%	$(1,881)	21%	$301	21%
State and local income taxes, net of federal tax benefit	(388)	10%	(218)	3%	108	7%
Effect of foreign operations	342	(9)%	246	(3)%	25	2%
Preferred stock conversion premium charge	—	—%	166	(2)%	—	—%
UK Finance Act legislative change	—	—%	—	—%	(155)	(11)%
Noncontrolling interest adjustment	(9)	—%	(17)	—%	(40)	(3)%
Other, net	82	(2)%	41	—%	(3)	—%
Income tax (benefit) expense	$(784)	20%	$(1,663)	19%	$236	16%
Income tax benefit was $(784) million and $(1,663) million, and the Company’s effective tax rate was 20% and 19% for 2023 and 2022, respectively. The decrease in tax benefit for the year ended December 31, 2023 was primarily attributable to a decrease in pre-tax book loss and the effect of foreign operations, including taxation and allocation of income and losses across various foreign jurisdictions. These decreases were partially offset by a state uncertain tax benefit remeasurement following a multi-year tax audit agreement and a favorable state deferred tax adjustment recorded in the year ended December 31, 2023. The decrease for the year ended December 31, 2023 was further offset by a one-time expense incurred in 2022 related to a preferred stock conversion transaction expense that was not deductible for tax purposes. (See Note 3.)
Income tax (benefit) expense was $(1,663) million and $236 million, and the Company’s effective tax rate was 19% and 16% for 2022 and 2021, respectively. The decrease in the tax expense for the year ended December 31, 2022, was primarily attributable to a decrease in pre-tax book income, partially offset by a one-time expense incurred in 2022 related to a preferred stock conversion transaction expense that was not deductible for tax purposes (see Note 3), as well as the effect of foreign operations, including taxation and allocation of income and losses across multiple foreign jurisdictions. The decrease for the year ended December 31, 2022 was further offset by a deferred tax benefit of $155 million recorded in the year ended December 31, 2021 resulting from the UK Finance Act 2021 enacted in June 2021.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2023	2022
Deferred income tax assets:
Accounts receivable	$(86)	$(78)
Tax attribute carry-forward	2,908	2,557
Accrued liabilities and other	1,770	1,274
Total deferred income tax assets	4,592	3,753
Valuation allowance	(2,191)	(1,849)
Net deferred income tax assets	2,401	1,904
Deferred income tax liabilities:
Intangible assets	(7,988)	(9,509)
Content rights	(685)	(1,389)
Equity method and other investments in partnerships	(411)	(522)
Other	(1,356)	(809)
Total deferred income tax liabilities	(10,440)	(12,229)
Net deferred income tax liabilities	$(8,039)	$(10,325)
As of December 31, 2023, the company maintains a valuation allowance of $2,191 million to offset deferred tax assets attributable to certain foreign net operating losses, and to a lesser extent U.S. federal and state tax attribute carryforwards.
The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2023	2022
Noncurrent deferred income tax assets (included within other noncurrent assets)	$697	$689
Deferred income tax liabilities	(8,736)	(11,014)
Net deferred income tax liabilities	$(8,039)	$(10,325)
The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal	State	Foreign
Loss carry-forwards	$53	$1,640	$8,636
Deferred tax asset related to loss carry-forwards	11	93	2,131
Valuation allowance against loss carry-forwards	(6)	(64)	(1,652)
Earliest expiration date of loss carry-forwards	2028	2024	2024

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$1,929	$420	$348
Additions based on tax positions related to the current year	147	302	68
Additions for tax positions of prior years	195	35	64
Additions for tax positions acquired in business combinations	247	1,353	—
Reductions for tax positions of prior years	(275)	(114)	(27)
Settlements	(46)	(20)	(5)
Reductions due to lapse of statutes of limitations	(62)	(34)	(25)
Changes due to foreign currency exchange rates	12	(13)	(3)
Ending balance	$2,147	$1,929	$420
The balances as of December 31, 2023, 2022, and 2021 included $2,147 million, $1,929 million, and $420 million, respectively, of unrecognized tax benefits that, if recognized, would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions.
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
It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company’s uncertain tax positions could decrease by as much as $84 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations, or regulatory developments.
As of December 31, 2023, 2022, and 2021, the Company had accrued approximately $571 million, $413 million, and $60 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The increase in the accrual for interest and penalties payable at December 31, 2023 includes interest and penalty accruals recorded in 2023 through purchase price accounting related to the Merger. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Defined Contribution Plans
Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. For these plans, the Company also makes contributions, including discretionary contributions, subject to plan provisions, which vest immediately. The Company made total contributions of $210 million, $188 million, and $50 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s contributions were recorded in cost of revenues and selling, general and administrative expense on the consolidated statements of operations.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Executive Deferred Compensation Plans
The Company has deferred compensation plans through which certain senior-level employees may elect to defer a portion of their eligible compensation. Distributions from the deferred compensation plans are generally made following separation from service or other events as specified in the plan. In certain plans, the Company may make discretionary contributions to employee accounts. While these plans are unfunded, the Company has established separate rabbi trusts used to provide for certain of these benefits. The accounts of the separate rabbi trusts are included in the Company’s consolidated financial statements. The investments are included in prepaid expenses and other current assets and other noncurrent assets on the consolidated balance sheets. The deferred compensation obligation is included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. The values of the investments and deferred compensation obligation are recorded at fair value. Changes in the fair value of the investments are included as a component of other (expense) income, net, on the consolidated statements of operations. Changes in the fair value of the deferred compensation obligation are included as a component of selling, general and administrative expenses on the consolidated statements of operations. (See Note 14 and Note 18.)
Multiemployer Benefit Plans
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in the multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to both active and retired participants. The Company does not participate in any multiemployer benefit plans that are individually significant to the Company.
The following table summarizes the Company’s contributions to multiemployer pension and health and welfare benefit plans (in millions).

	Year Ended December 31,
	2023	2022
Pension benefits	$128	$112
Health and welfare benefits	153	182
Total contributions	$281	$294
Since these plans were acquired as part of the Merger, there were no contributions for the year ended December 31, 2021.
Defined Benefit Plans
The Company participates in and/or sponsors a qualified defined benefit pension plan that covers certain U.S. based employees and several U.S. and non-U.S. nonqualified defined benefit pension plans that are noncontributory. The Company’s pension plans consist of both funded and unfunded plans.
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

Assumption	Description
Discount rate	Based on a bond portfolio approach that includes high-quality debt instruments with maturities matching the Company’s expected benefit payments from the plans.
Long-term rate of return on plan assets
Based on the weighted-average expected rate of return and capital market forecasts for each asset class employed and also considers the Company’s historical compounded return on plan assets for 10 and 15-year periods.

Increase in compensation levels	Based on past experience and the near-term outlook.
Mortality	Various mortality tables adjusted and projected using mortality improvement rates.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Periodic Pension Cost
Expense recognized for the pension plans is based upon actuarial valuations. Inherent in those valuations are key assumptions, including discount rates and, where applicable, expected returns on assets. The service cost component of net periodic pension cost is recorded in operating expenses on the consolidated statements of operations, while the remaining components are recorded in other (expense) income, net. Net periodic pension cost was not material for the years ended December 31, 2023, 2022 and 2021.
Obligations and Funded Status
The following tables present information about plan assets and obligations of the pension plans based upon a valuation as of December 31, 2023 and 2022, respectively (in millions).

	December 31, 2023	December 31, 2022
	Pension Plans	Pension Plans
Accumulated benefit obligation	$753	$762
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$762	$104
Amounts assumed upon acquisition (See Note 4)	—	908
Service cost	3	2
Interest cost	35	21
Benefits paid	(40)	(36)
Actuarial gains	—	(231)
Settlement charges	(11)	(6)
Effects of foreign currency exchange rate changes and other	4	—
Projected benefit obligation at end of year	753	762
Plan assets:
Fair value at beginning of year	533	63
Amounts assumed upon acquisition (See Note 4)	—	756
Actual return on plan assets	9	(268)
Company contributions	33	24
Benefits paid	(40)	(36)
Settlement charges	(11)	(6)
Effects of foreign currency exchange rate changes and other	16	—
Fair value at end of year	540	533
Under funded status	$(213)	$(229)
Amounts recognized as assets and liabilities on the consolidated balance sheets:
Other noncurrent assets	$82	$92
Accrued liabilities	(31)	(29)
Other noncurrent liabilities	(264)	(292)
Total	$(213)	$(229)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$79	$94

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine benefit obligations were as follows.

	December 31, 2023	December 31, 2022
	Pension Plans	Pension Plans
Discount rate	4.62%	4.70%
Rate of compensation increases	3.18%	3.05%
Plan Assets
The Company’s investment policy is to maximize the total rate of return on plan assets to meet the long-term funding obligations of the pension plans. There are no restrictions on the types of investments held in the pension plans, which are invested using a combination of active management and passive investment strategies. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class levels by assigning return targets and evaluating performance against these targets. The following table presents the weighted average pension plans asset allocations by asset category (in millions).

	December 31, 2023
Investment Type	Target	Actual
Equity securities	12%	12%
Fixed income securities	75%	75%
Multi-asset credit fund	5%	4%
Real assets	4%	3%
Hedge funds	2%	4%
Cash	2%	2%
Total	100%	100%
Fair Value Measurements
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 14 for a discussion of the fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value (in millions).

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Equity securities	$64	$36	$28	$—
Fixed income securities	541	12	453	76
Multi-asset credit fund	24	—	24	—
Cash	9	9	—	—
Total plan assets measured at fair value	$638	$57	$505	$76
Assets held at net asset value practical expedient
Real assets	$18
Hedge funds	22
Total assets held at net asset value practical expedient	$40
Liabilities:
Derivatives	(138)
Total plan assets	$540

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ended December 31, 2023 (in millions).

Fixed Income Funds
Fair value at beginning of year	$72
Unrealized gains	9
Transfers out	(5)
Balance at end of year	$76

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Equity Securities	$69	$34	$35	$—
Fixed income securities	532	14	446	72
Multi-asset credit fund	21	—	21	—
Cash	5	5	—	—
Total plan assets measured at fair value	$627	$53	$502	$72
Assets held at net asset value practical expedient
Real assets	$22
Hedge funds	20
Total assets held at net asset value practical expedient	$42
Liabilities:
Derivatives	(136)
Total plan assets	$533
The table below sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ended December 31, 2022 (in millions).

Fixed Income Funds
Fair value at beginning of year	$98
Unrealized losses	(26)
Balance at end of year	$72
Estimated Benefit Payments
The following table presents the estimated future benefit payments expected to be paid out for the defined benefits plans over the next ten years (in millions).

Pension Plans
2024	$50
2025	46
2026	46
2027	46
2028	49
Thereafter	234

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. SUPPLEMENTAL DISCLOSURES
Property and equipment
Property and equipment consisted of the following (in millions).

		December 31,
	Useful Lives	2023	2022
Equipment, furniture, fixtures and other (a)	3 - 7 years	$2,056	$1,682
Capitalized software costs	1 - 5 years	2,629	1,855
Land, buildings and leasehold improvements (b)	15- 30 years	4,013	3,251
Property and equipment, at cost		8,698	6,788
Accumulated depreciation		(3,085)	(2,055)
		5,613	4,733
Assets under construction		344	568
Property and equipment, net		$5,957	$5,301

(a) Property and equipment includes assets acquired under finance lease arrangements. Assets acquired under finance lease arrangements are generally amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. (See Note 12.)

(b) Land has an indefinite life and is not depreciated. Leasehold improvements generally have an estimated useful life equal to the lease term.
Capitalized software costs are for internal use. The net book value of capitalized software costs was $1,301 million and $949 million as of December 31, 2023 and 2022, respectively.
Depreciation expense for property and equipment totaled $1,097 million, $957 million and $311 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in millions).

	December 31,
	2023	2022
Production receivables	$1,265	$1,231
Prepaid content rights	843	545
Other current assets	2,283	2,112
Total prepaid expenses and other current assets	$4,391	$3,888
Accrued liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2023	2022
Accrued participation and residuals	$3,071	$2,986
Accrued production and content rights payable	2,118	3,153
Accrued payroll and related benefits	1,541	2,292
Other accrued liabilities	3,638	3,073
Total accrued liabilities	$10,368	$11,504

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in millions).

	Year Ended December 31,
	2023	2022	2021
Foreign currency (losses) gains, net	$(173)	$(150)	$93
Gains (losses) on derivative instruments, net	28	475	(33)
Gain on sale of investment with readily determinable fair value	—	—	15
Change in the value of investments with readily determinable fair value	37	(105)	(6)
Change in the value of equity investments without readily determinable fair value	(73)	(142)	(13)
Gain on sale of equity method investments	—	195	4
Gain (loss) on extinguishment of debt	17	—	(10)
Interest income	179	67	18
Other (expense) income, net	(27)	7	4
Total other (expense) income, net	$(12)	$347	$72
Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021
Cash paid for taxes, net	$1,440	$1,027	$643
Cash paid for interest	2,237	1,539	664
Non-cash investing and financing activities:
Non-cash consideration related to the sale of the Ranch Lot	175	—	—
Non-cash consideration related to the purchase of the Burbank Studios Lot	175	—	—
Non-cash consideration transferred related to the transaction agreements with JCOM	68	—	—
Non-cash consideration paid related to the transaction agreements with JCOM	2	—	—
Non-cash consideration related to MegaMedia put exercise	36	—	—
Non-cash settlement of PRSU awards	35	—	—
Equity issued for the acquisition of WarnerMedia	—	42,309	—
Non-cash consideration related to the sale of The CW Network	—	126	—
Accrued consideration for the joint venture with BT	—	90	—
Accrued purchases of property and equipment	41	66	34
Assets acquired under finance lease and other arrangements	235	53	134
Cash, Cash Equivalents, and Restricted Cash

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$3,780	$3,731
Restricted cash - other current assets (a)	539	199
Total cash, cash equivalents, and restricted cash	$4,319	$3,930

(a) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 8 and Note 13.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Held for Sale
In 2022, the Company classified its Ranch Lot and Knoxville office building and land as assets held for sale. The Company reclassified $209 million to prepaid expenses and other current assets on the consolidated balance sheet during 2022 and stopped recording depreciation on the assets. The Knoxville office building and land and the Ranch Lot were sold during 2023. The Burbank Studios Lot was purchased during 2023 in exchange for the Ranch Lot and cash.
Supplier Finance Programs
Consistent with customary industry practice, the Company generally pays certain content producers at or near the completion of the production cycle. In these arrangements, content producers may earn fees upon contractual milestones to be invoiced at or near completion of production. In these instances, the Company accrues the content in progress in accordance with the contractual milestones. Certain of the Company’s content producers sell their related receivables to a bank intermediary who provides payments that coincide with these contractual production milestones upon confirmation with the Company of our obligation to the content producer. This confirmation does not involve a security interest in the underlying content or otherwise result in the payable receiving seniority with respect to other payables of the Company. As of December 31, 2023 and December 31, 2022, the Company has confirmed $338 million and $273 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets, given the principal purpose of the arrangement is to allow producers access to funds prior to the typical payment due date and the arrangement does not significantly change the nature of the payables and does not significantly extend the payment terms beyond the industry norms. Invoices processed through the program are subject to a one-year maximum tenor. The Company does not incur any fees or expenses associated with the paying agent services, and this service may be terminated by the Company or the financial institution upon 30 days’ notice. At, or near, the production completion date (invoice due date), the Company pays the financial institution the stated amounts for confirmed producer invoices. These payments are reported as cash flows from operating activities.
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation	Derivative Adjustments	Pension Plans	Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(555)	$(81)	$(15)	$(651)
Other comprehensive income (loss) before reclassifications	(290)	134	2	(154)
Reclassifications from accumulated other comprehensive loss to net income	—	(25)	—	(25)
Other comprehensive income (loss)	(290)	109	2	(179)
December 31, 2021	(845)	28	(13)	(830)
Other comprehensive income (loss) before reclassifications	(651)	4	(26)	(673)
Reclassifications from accumulated other comprehensive loss to net income	(2)	(18)	—	(20)
Other comprehensive income (loss)	(653)	(14)	(26)	(693)
December 31, 2022	(1,498)	14	(39)	(1,523)
Other comprehensive income (loss) before reclassifications	799	16	(21)	794
Reclassifications from accumulated other comprehensive loss to net income	—	(12)	—	(12)
Other comprehensive income (loss)	799	4	(21)	782
December 31, 2023	$(699)	$18	$(60)	$(741)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests are presented outside of permanent equity on the Company’s consolidated balance sheets when the put right is outside of the Company’s control. Redeemable noncontrolling interests reflected as of the balance sheet date are the greater of the noncontrolling interest balances adjusted for comprehensive income items and distributions or the redemption values remeasured at the period end foreign exchange rates. Adjustments to the carrying amount of redeemable noncontrolling interests to redemption value as a result of changes in exchange rates are reflected in currency translation adjustments, a component of other comprehensive loss. Such currency translation adjustments to redemption value are allocated to the Company’s stockholders only. Redeemable noncontrolling interest adjustments of carrying value to redemption value are reflected in retained earnings, unless there is an accumulated deficit, in which case the adjustments are reflected in additional paid-in capital. The adjustment of carrying value to the redemption value that reflects a redemption in excess of fair value is included as an adjustment to income from continuing operations available to the Company’s stockholders in the calculation of earnings per share. (See Note 3.) The table below summarizes the Company’s redeemable noncontrolling interests balances (in millions).

	December 31,
	2023	2022
Discovery Family	$156	$173
MotorTrend Group LLC (“MTG”)	—	112
Other	9	33
Total	$165	$318
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2023	2022	2021
Beginning balance	$318	$363	$383
Cash distributions to redeemable noncontrolling interests	(30)	(50)	(11)
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(22)	—	—
Redemption of redeemable noncontrolling interest	(111)	—	(26)
Comprehensive income adjustments:
Net income attributable to redeemable noncontrolling interests	9	6	53
Currency translation on redemption values	(3)	(5)	(5)
Retained earnings adjustments:
Adjustments of carrying value to redemption value (redemption value does not equal fair value)	2	—	(16)
Adjustments of carrying value to redemption value (redemption value equals fair value)	2	4	(15)
Ending balance	$165	$318	$363
The Company’s significant redeemable noncontrolling interests are described below.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MTG
GoldenTree acquired a put right exercisable during 30-day windows beginning on each of March 25, 2021, September 25, 2022 and March 25, 2024, that requires the Company to either purchase all of GoldenTree’s noncontrolling 32.5% interest in the joint venture at fair value or participate in an initial public offering for the joint venture. In 2022, GoldenTree exercised its irrevocable put right and in 2023, the Company finalized its purchase of GoldenTree’s 32.5% noncontrolling interest for $49 million.
Other
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
NOTE 20. NONCONTROLLING INTEREST
The Company has a controlling interest in the TV Food Network Partnership (the “Partnership”), which includes the Food Network and Cooking Channel. Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. During the fourth quarter of 2023, the Partnership agreement was extended and specifies a dissolution date of December 31, 2024. If the term of the Partnership is not extended prior to the dissolution date of December 31, 2024, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the noncontrolling owner are presented as noncontrolling interests on the Company's consolidated financial statements. Under the terms of the Partnership agreement, the noncontrolling owner cannot force a redemption outside of the Company’s control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company’s consolidated financial statements.
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
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2023	2022	2021
Revenues and service charges:
Liberty Group	$1,887	$1,758	$671
Equity method investees	687	464	253
Other	216	311	169
Total revenues and service charges	$2,790	$2,533	$1,093
Expenses	$357	$406	$238
Distributions to noncontrolling interests and redeemable noncontrolling interests	$301	$300	$251

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents receivables due from and payables due to related parties (in millions).

	December 31,
	2023	2022
Receivables	$363	$338
Payables	$18	$38
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

Year Ending December 31,	Content	Other Purchase Obligations	Other Employee Obligations	Total
2024	$7,077	$1,386	$481	$8,944
2025	4,270	666	272	5,208
2026	2,726	446	135	3,307
2027	2,460	626	51	3,137
2028	2,130	55	30	2,215
Thereafter	5,409	63	86	5,558
Total	$24,072	$3,242	$1,055	$28,369
The commitments disclosed above exclude liabilities recognized on the consolidated balance sheets.
Content purchase obligations include commitments associated with third-party producers and sports associations for content that airs on our television networks and DTC services. Production and licensing contracts generally require the purchase of a specified number of episodes and payments during production or over the term of a license, and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Other purchase obligations also include future funding commitments to equity method investees. Although the Company had funding commitments to equity method investees as of December 31, 2023, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 10.)
Other employee obligations are primarily related to employment agreements with creative talent for certain broadcast networks.
Six Flags Guarantee
In connection with WM’s former investment in the Six Flags (as defined below) theme parks located in Georgia and Texas (collectively, the “Parks”), in 1997, certain subsidiaries of the Company agreed to guarantee (the “Six Flags Guarantee”) certain obligations of the partnerships that hold the Parks (the “Partnerships”) for the benefit of the limited partners in such Partnerships, including annual payments made to the Parks or to the limited partners and additional obligations at the end of the respective terms for the Partnerships in 2027 and 2028 (the “Guaranteed Obligations”). The aggregate gross undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $521 million. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

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
Based on the Company’s evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, it is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of December 31, 2023. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement.
Contingencies
Other Contingent Commitments
Other contingent commitments primarily include contingent payments for post-production term advance obligations on a certain co-financing arrangement, as well as operating lease commitment guarantees, letters of credit, bank guarantees, and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases, and other operational needs.
The Company’s other contingent commitments at December 31, 2023 were $395 million, with $367 million estimated to be due in 2024. For other contingent commitments where payment obligations are outside of our control, the timing of amounts represents the earliest period in which the payment could be requested. For the remaining other contingent commitments, the timing of the amounts presented represents when the maximum contingent commitment will expire but does not mean that we expect to incur an obligation to make any payments within that time period. In addition, these amounts do not reflect the effects of any indemnification rights we might possess.
Put Rights
The Company has granted put rights to non-controlling interest holders in certain consolidated subsidiaries, but the Company is unable to reasonably predict the ultimate amount or timing of any payment. (See Note 19.)
Legal Matters
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners, government regulations, or intellectual property, as well as disputes and matters involving counterparties to contractual agreements, such as disputes arising out of definitive agreements entered into in connection with the Merger. However, a determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. The Company may not currently be able to estimate the reasonably possible loss or range of loss for such matters until developments in such matters have provided sufficient information to support an assessment of such loss. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual for such contingencies is made and no loss or range of loss is disclosed. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not currently believe that the resolution of these matters will have a material adverse effect on the Company’s future consolidated financial position, future results of operations, or cash flows.
Guarantees
There were no guarantees recorded under ASC 460 as of December 31, 2023 and 2022.
In the normal course of business, the Company may provide or receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2023 and 2022.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker, the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions. During the fourth quarter of 2023, the Company updated its DTC subscriber definition to include Premium Sports Products, which were previously included in the Networks segment. Prior period segment results were not recast to reflect this change because the impact was not material.
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
The tables below present summarized financial information for each of the Company’s reportable segments, corporate, and inter-segment eliminations, and other (in millions).
Revenues

	Year Ended December 31,
	2023	2022	2021
Studios	$12,192	$9,731	$20
Networks	21,244	19,348	11,311
DTC	10,154	7,274	860
Corporate	—	30	—
Inter-segment eliminations	(2,269)	(2,566)	—
Total revenues	$41,321	$33,817	$12,191

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA

	Year Ended December 31,
	2023	2022	2021
Studios	$2,183	$1,772	$14
Networks	9,063	8,725	5,533
DTC	103	(1,596)	(1,345)
Corporate	(1,242)	(1,200)	(385)
Inter-segment eliminations	93	17	—
Adjusted EBITDA	$10,200	$7,718	$3,817
Reconciliation of Net Income (Loss) Available to Warner Bros. Discovery, Inc, to Adjusted EBITDA

	Year Ended December 31,
	2023	2022	2021
Net (loss) income available to Warner Bros. Discovery, Inc.	$(3,126)	$(7,371)	$1,006
Net income attributable to redeemable noncontrolling interests	9	6	53
Net income attributable to noncontrolling interests	38	68	138
Income tax (benefit) expense	(784)	(1,663)	236
(Loss) income before income taxes	(3,863)	(8,960)	1,433
Other expense (income), net	12	(347)	(72)
Loss from equity investees, net	82	160	18
Interest expense, net	2,221	1,777	633
Operating (loss) income	(1,548)	(7,370)	2,012
Impairments and loss (gain) on dispositions	77	117	(71)
Restructuring and other charges	585	3,757	32
Depreciation and amortization	7,985	7,193	1,582
Employee share-based compensation	488	410	167
Transaction and integration costs	162	1,195	95
Facility consolidation costs	32	—	—
Amortization of fair value step-up for content	2,373	2,416	—
Amortization of capitalized interest for content	46	—	—
Adjusted EBITDA	$10,200	$7,718	$3,817
Content Amortization and Impairment Expense

	Year Ended December 31,
	2023	2022	2021
Studios	$5,074	$5,950	$—
Networks	6,630	6,171	2,991
DTC	6,138	6,800	510
Corporate	(6)	(1)	—
Inter-segment eliminations	(1,697)	(1,951)	—
Total content amortization and impairment expense	$16,139	$16,969	$3,501
Content expense is generally a component of costs of revenue on the consolidated statements of operations. (See Note 9.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Geography

	Year Ended December 31,
	2023	2022	2021
U.S.	$28,004	$22,697	$7,728
Non-U.S.	13,317	11,120	4,463
Total revenues	$41,321	$33,817	$12,191
Revenues are attributed to each country based on the customer or viewer location.
Property and Equipment by Geography

	December 31,
	2023	2022
U.S.	$4,295	$3,785
U.K.	980	1,002
Other non-U.S.	682	514
Total property and equipment, net	$5,957	$5,301
NOTE 24. SUBSEQUENT EVENTS
In February 2024, the Company finalized an agreement to sell its 50% stake in All3Media.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2024 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Stock Ownership - Delinquent Section 16 Reports,” if applicable, and “Corporate Governance – Board Meetings and Committees – Board Committee Structure – Audit Committee,” respectively, which are incorporated herein by reference.
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
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2024 Proxy Statement under the captions “Executive Compensation – Compensation Discussion and Analysis” and “Executive Compensation – Executive Compensation Tables,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2024 Proxy Statement under the captions “Executive Compensation – Other Compensation-Related Matters – Risk Considerations in our Compensation Programs,” “Corporate Governance – Director Compensation,” and “Corporate Governance – Board Meetings and Committees – Board Committee Structure – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding the compensation committee report will be set forth in our 2024 Proxy Statement under the caption “Executive Compensation – Compensation Committee Report” which is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2024 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2024 Proxy Statement under the captions “Stock Ownership – Security Ownership of Certain Beneficial Owners” and “Stock Ownership – Security Ownership of Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2024 Proxy Statement under the captions “Corporate Governance – Transactions with Related Persons” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2024 Proxy Statement under the captions “Audit Matters – Audit Firm Fees and Services” and “Audit Matters – Audit Committee Pre-Approval Procedures,” which are incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following consolidated financial statements of Warner Bros. Discovery, Inc. are filed as part of Item 8 of this Annual Report on Form 10-K:
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions):

	Beginning of Year	Additions	Deductions	End of Year
2023
Allowance for credit losses	$123	152	(114)	$161
Deferred tax valuation allowance	$1,849	429	(87)	$2,191
2022
Allowance for credit losses (a)	$54	165	(96)	$123
Deferred tax valuation allowance (b)	$305	1,617	(73)	$1,849
2021
Allowance for credit losses	$59	21	(26)	$54
Deferred tax valuation allowance	$257	80	(32)	$305

(a) Increase in the allowance for credit losses is related to the acquisition of WM in the prior year.
(b) Additions to the deferred tax valuation allowance include $343 million related to the acquisition of WM in the prior year.
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

2.4
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 18, 2021, by and among Discovery, Inc., AT&T Inc., Magallanes, Inc. and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1.3 to the Registration Statement on Form S-4 filed on November 18, 2021 (SEC File No. 333-261188))

2.5
Letter Agreement, dated as of March 29, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.6
Amendment No. 2 to Agreement and Plan of Merger, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.7
Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.3 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.8
Separation and Distribution Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

2.9
Amendment to Separation and Distribution Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 2.4 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

3.1	Second Restated Certificate of Incorporation of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

3.2	Amended and Restated Bylaws of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 10, 2023 (SEC File No. 001-34177))

4.1
Description of Warner Bros. Discovery, Inc.'s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description
4.2
Form of Series A Common Stock Certificate of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed on March 28, 2022 (SEC File No. 333-261188))

4.3
Amended and Restated Registration Rights Agreement, dated as of April 11, 2022, by and among Warner Bros. Discovery, Inc., Advance/Newhouse Partnership and Advance/Newhouse Programming Partnership (incorporated by reference to Exhibit 4.6 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.4
Indenture, dated as of August 19, 2009, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177)) (1)

4.5
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

4.6
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013 (SEC File No. 001-34177))

4.7
Seventh Supplemental Indenture, dated as of March 2, 2015, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 2, 2015 (SEC File No. 001-34177))

4.8
Eighth Supplemental Indenture, dated as of March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.9
Ninth Supplemental Indenture, dated as of March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

4.10
Tenth Supplemental Indenture, dated as of March 13, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 13, 2017 (SEC File No. 001-34177))

4.11
Eleventh Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.12
Thirteenth Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc., Elavon Financial Service DAC, UK Branch, as London Paying Agent, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.13
Fourteenth Supplemental Indenture, dated as of April 2, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description
4.14
Sixteenth Supplemental Indenture, dated as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed November 9, 2018 (SEC File No. 001-34177))

4.15
Seventeenth Supplemental Indenture, dated as of May 21, 2019, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 21, 2019 (SEC File No. 001-34177))

4.16
Eighteenth Supplemental Indenture, dated as of May 18, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 18, 2020 (SEC File No. 001-34177))

4.17
Nineteenth Supplemental Indenture, dated as of September 21, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2020 (SEC File No. 001-34177))

4.18
Twentieth Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Magallanes, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.19
Twenty-First Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Magallanes, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.20
Indenture, dated as of March 15, 2022, by and among Magallanes, Inc., AT&T Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.21
First Supplemental Indenture, dated as of April 8, 2022, by and among Magallanes, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.22
Indenture, dated as of March 10, 2023, by and among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 10, 2023 (SEC File No. 001-34177))

4.23
First Supplemental Indenture, dated as of March 10, 2023, by and among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 10, 2023 (SEC File No. 001-34177))

10.1
Transition Services Agreement, dated as of April 8, 2022, by and between AT&T Services, Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) (2)

10.2
Intellectual Property Matters Agreement, dated as of April 8, 2022, by and among AT&T Inc., AT&T Intellectual Property LLC and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) (2) (3)

EXHIBITS INDEX
Exhibit No.	Description

10.3
Employee Matters Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Magallanes, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

10.4
First Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

10.5
Second Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

10.6
Tax Matters Agreement, dated as of May 17, 2021, between AT&T Inc., Magallanes, Inc. and Discovery, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

10.7
Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.61 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)) (2)

10.8
Credit Agreement, dated as of June 9, 2021, among Discovery Communications, LLC, certain wholly-owned subsidiaries of Discovery Communications, LLC, Discovery, Inc., as Facility Guarantor, Scripps Networks Interactive, Inc., as subsidiary guarantor, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 10, 2021 (SEC File No. 001-34177))

10.9
Joinder Agreement, dated as of April 8, 2022, by and between WarnerMedia Holdings, Inc. (f/k/a Magallanes, Inc.) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

10.10
Amendment No. 1 to Credit Agreement, dated as of July 30, 2021, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc., certain lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 3, 2021 (SEC File No. 001-34177))

10.11
Amendment No. 2 to Credit Agreement, dated as of August 2, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Scripps Networks Interactive, Inc., WarnerMedia Holdings, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

10.12
Amendment No. 3 to Credit Agreement, dated as of June 6, 2023, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Scripps Networks Interactive, Inc., WarnerMedia Holdings, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 3, 2023 (SEC File No. 001-34177))

10.13
Purchase and Sale Agreement, dated as of March 27, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

EXHIBITS INDEX
Exhibit No.	Description

10.14
First Amendment and Joinder to Purchase and Sale Agreement, dated as of June 26, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

10.15
Second Amendment to Purchase and Sale Agreement, dated as of June 12, 2020, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

10.16	Joinder Agreement, dated as of June 30, 2020, by WarnerMedia Direct, LLC (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

10.17	Joinder Agreement, dated as of July 5, 2022, by the various entities party thereto (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (2)

10.18
Third Amendment to Purchase and Sale Agreement, dated as of June 10, 2021, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.13 to the Form 10-Q filed on August 5, 2022(SEC File No. 001-34177)) (2)

10.19
Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 30, 2022, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177)) (2)

10.20
First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2023, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 8, 2023 (SEC File No. 001-34177)) (2)

10.21
Performance Guaranty, dated as of April 7, 2022, by Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) (2)

10.22
Discovery, Inc. International Relocation Benefits, Long-Term Assignment Guidelines, effective January 1, 2022 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on February 24, 2022 (SEC File No. 34177))*

10.23	Warner Bros. Discovery, Inc. Executive Benefit Summary (filed herewith)*

10.24	Warner Bros. Discovery, Inc. 2023 Incentive Compensation Program (filed herewith)*

10.25	Warner Bros. Discovery, Inc. 2024 Incentive Compensation Program (filed herewith)*

10.26
Warner Bros. Discovery Supplemental Retirement Plan amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.21 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.27	Warner Bros. Discovery, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))*

10.28	Form of Warner Bros. Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))*

10.29
Form of Warner Bros. Discovery, Inc. Performance Equity Program Nonqualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))*

10.30
Form of Warner Bros. Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.31
Form of Warner Bros. Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.32	Form of Warner Bros. Discovery, Inc. 2023 Special PRSU Agreement for Executives (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on May 5, 2023 (SEC File No. 001-34177))*

10.33
Warner Bros. Discovery, Inc. 2013 Incentive Plan (as amended and restated effective May 10, 2018) (as further amended April 22, 2022) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461))*

10.34	Form of Discovery, Inc. Non-Qualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.35
Form of Letter from Discovery, Inc. dated December 15, 2021 amending certain Nonqualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.36
Form of Nonqualified Stock Option Grant Agreement for Employees updated as of January 1, 2022 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.37	Form of Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.32 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.38
Form of Letter from Discovery, Inc. dated December 15, 2021 amending certain Restricted Stock Unit Grant Agreements (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.39
Form of Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees updated as of January 1, 2022 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.40	Form of Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.41
Form of Restricted Stock Unit Award (Substitute WarnerMedia Award) for Employees of Warner Bros. Discovery, Inc. Outside of the United States (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.42	Summary of Non-Employee Director Compensation (filed herewith)*

10.43
Warner Bros. Discovery, Inc. 2005 Non-Employee Director Incentive Plan (as amended and restated effective May 20, 2015) (as further amended April 22, 2022 and December 14, 2022) (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.44	Warner Bros. Discovery, Inc. RSU Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.45	Warner Bros. Discovery, Inc. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on December 16, 2022 (SEC File No. 001-34177))*

10.46
Warner Bros. Discovery, Inc. 2011 Employee Stock Purchase Plan (as amended April 22, 2022) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461))*

10.47
Amended and Restated Employment Agreement, dated July 16, 2018, between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

10.48	Form of David Zaslav Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 18, 2018 (SEC File No. 001-34177))*

10.49
Amended and Restated Employment Agreement, dated as of May 16, 2021, by and between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.50
Letter amendment dated December 20, 2021, by and between David Zaslav and Discovery, Inc., amending the Amended and Restated Employment Agreement dated as of May 16, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 27, 2021 (SEC File No. 001-34177))*

10.51
Letter amendment dated March 8, 2023, by and between David Zaslav and Warner Bros. Discovery, Inc., amending the Amended and Restated Employment Agreement dated as of May 16, 2021, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 5, 2023 (SEC File No. 001-34177))*

10.52	Form of David Zaslav Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.53
Warner Bros. Discovery, Inc. Annual Performance Restricted Stock Unit Grant Agreement for David Zaslav dated March 8, 2023 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 5, 2023 (SEC File No. 001-34177))*

10.54
Warner Bros. Discovery, Inc. Additional Performance Restricted Stock Unit Grant Agreement for David Zaslav dated March 8, 2023 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on May 5, 2023 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.55
Aircraft Time Sharing Agreement, dated as of January 4, 2014, by and between David Zaslav and Discovery Communications, LLC (incorporated by reference to Exhibit 10.48 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.56
Amendment to the Aircraft Time Sharing Agreement, dated as of August 1, 2018, by and between David Zaslav and Discovery Communications, LLC (incorporated by reference to Exhibit 10.49 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.57
Aircraft Time Sharing Agreement, dated as of August 1, 2022, by and between David Zaslav and Warner Media, LLC (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177))*

10.58
Employment Agreement, dated as of July 9, 2022, by and between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2022 (SEC File No. 001-34177))* (2)

10.59
Employment Agreement, dated as of July 11, 2022, by and between Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2022 (SEC File No. 001-34177))* (2)

10.60
Employment Agreement, dated as of July 13, 2022, by and between Gerhard Zeiler and Turner International, Inc. (incorporated by reference to Exhibit 10.53 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.61
Letter amendment to Employment Agreement, dated as of August 23, 2022, by and between Gerhard Zeiler and Turner International, Inc. (incorporated by reference to Exhibit 10.54 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)*

10.62
Employment Agreement, dated as of August 2, 2022, by and between JB Perrette and Discovery Communications, LLC (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177))*

21	List of Subsidiaries of Warner Bros. Discovery, Inc. (filed herewith)

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 3, 2023 (SEC File No. 001-34177))

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EXHIBITS INDEX
Exhibit No.	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Warner Bros. Discovery, Inc. Compensation Clawback Policy, effective October 2, 2023 (filed herewith)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)†

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)†

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)†

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan, contract or arrangement.
(1) Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be supplementally provided to the SEC upon request.
(2) Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
(3) Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be supplementally provided to the SEC upon request.
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022, and 2021, and (vi) Notes to Consolidated Financial Statements.
ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: February 23, 2024	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2024
David M. Zaslav

/s/ Gunnar Wiedenfels	Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Gunnar Wiedenfels

/s/ Lori C. Locke	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Lori C. Locke

/s/ Li Haslett Chen	Director	February 23, 2024
Li Haslett Chen

/s/ Samuel A. Di Piazza, Jr.	Director	February 23, 2024
Samuel A. Di Piazza, Jr.

/s/ Richard W. Fisher	Director	February 23, 2024
Richard W. Fisher

/s/ Paul A. Gould	Director	February 23, 2024
Paul A. Gould

/s/ Debra L. Lee	Director	February 23, 2024
Debra L. Lee

/s/ Kenneth W. Lowe	Director	February 23, 2024
Kenneth W. Lowe

/s/ Dr. John C. Malone	Director	February 23, 2024
Dr. John C. Malone

/s/ Fazal Merchant	Director	February 23, 2024
Fazal Merchant

/s/ Steven A. Miron	Director	February 23, 2024
Steven A. Miron

/s/ Steven O. Newhouse	Director	February 23, 2024
Steven O. Newhouse

/s/ Paula A. Price	Director	February 23, 2024
Paula A. Price

/s/ Geoffrey Y. Yang	Director	February 23, 2024
Geoffrey Y. Yang