Form 10-Q
period 2024-03-31
Warner Bros. Discovery, Inc.
filed 2024-05-09
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 25, 2024:

Series A Common Stock, par value $0.01 per share	2,450,313,398

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Distribution	$4,985	$5,163
Advertising	2,148	2,298
Content	2,558	2,954
Other	267	285
Total revenues	9,958	10,700
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	6,058	6,685
Selling, general and administrative	2,232	2,388
Depreciation and amortization	1,888	2,058
Restructuring and other charges	35	95
Impairment and loss on dispositions	12	31
Total costs and expenses	10,225	11,257
Operating loss	(267)	(557)
Interest expense, net	(515)	(571)
Loss from equity investees, net	(48)	(37)
Other income (expense), net	11	(73)
Loss before income taxes	(819)	(1,238)
Income tax (expense) benefit	(136)	178
Net loss	(955)	(1,060)
Net income attributable to noncontrolling interests	(7)	(8)
Net income attributable to redeemable noncontrolling interests	(4)	(1)
Net loss available to Warner Bros. Discovery, Inc.	$(966)	$(1,069)
Net loss per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(0.40)	$(0.44)
Diluted	$(0.40)	$(0.44)
Weighted average shares outstanding:
Basic	2,443	2,432
Diluted	2,443	2,432

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2024	2023
Net loss	$(955)	$(1,060)
Other comprehensive loss:
Currency translation, net of income tax benefit of $7 and $(5)	(176)	426
Pension plan and SERP liability, net of income tax benefit of $— and $(3)	—	(9)
Derivatives
Change in net unrealized gains	13	3
Less: Reclassification adjustment for net gains included in net income	(9)	(2)
Net change, net of income tax benefit of $— and $2	4	1
Comprehensive loss	(1,127)	(642)
Comprehensive income attributable to noncontrolling interests	(7)	(8)
Comprehensive income attributable to redeemable noncontrolling interests	(4)	(1)
Comprehensive loss attributable to Warner Bros. Discovery, Inc.	$(1,138)	$(651)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,976	$3,780
Receivables, net	6,303	6,047
Prepaid expenses and other current assets	4,623	4,391
Total current assets	13,902	14,218
Film and television content rights and games	20,439	21,229
Property and equipment, net	5,937	5,957
Goodwill	34,891	34,969
Intangible assets, net	36,648	38,285
Other noncurrent assets	8,002	8,099
Total assets	$119,819	$122,757
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,245	$1,260
Accrued liabilities	10,288	10,368
Deferred revenues	1,993	1,924
Current portion of debt	3,430	1,780
Total current liabilities	16,956	15,332
Noncurrent portion of debt	39,148	41,889
Deferred income taxes	8,303	8,736
Other noncurrent liabilities	10,118	10,328
Total liabilities	74,525	76,285
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	179	165
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,679 and 2,669 shares issued; and 2,449 and 2,439 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,175	55,112
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(1,894)	(928)
Accumulated other comprehensive loss	(913)	(741)
Total Warner Bros. Discovery, Inc. stockholders’ equity	44,151	45,226
Noncontrolling interests	964	1,081
Total equity	45,115	46,307
Total liabilities and equity	$119,819	$122,757

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(955)	$(1,060)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Content rights amortization and impairment	3,827	4,723
Depreciation and amortization	1,888	2,058
Deferred income taxes	(399)	(669)
Share-based compensation expense	101	111
Equity in losses of equity method investee companies and cash distributions	58	62
Gain from derivative instruments, net	(43)	(23)
Other, net	7	97
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(304)	(486)
Film and television content rights, games, and production payables, net	(2,778)	(4,051)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(753)	(1,652)
Foreign currency, prepaid expenses and other assets, net	(64)	259
Cash provided by (used in) operating activities	585	(631)
Investing Activities
Purchases of property and equipment	(195)	(299)
Investments in and advances to equity investments	(53)	(13)
Other investing activities, net	41	55
Cash used in investing activities	(207)	(257)
Financing Activities
Principal repayments of term loans	—	(1,500)
Principal repayments of debt, including premiums and discounts to par value	(1,047)	(106)
Borrowings from debt, net of discount and issuance costs	—	1,500
Distributions to noncontrolling interests and redeemable noncontrolling interests	(130)	(237)
Borrowings under commercial paper program and revolving credit facility	2,200	932
Repayments under commercial paper program and revolving credit facility	(2,200)	(933)
Other financing activities, net	(60)	(88)
Cash used in financing activities	(1,237)	(432)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(74)	29
Net change in cash, cash equivalents, and restricted cash	(933)	(1,291)
Cash, cash equivalents, and restricted cash, beginning of period	4,319	3,930
Cash, cash equivalents, and restricted cash, end of period	$3,386	$2,639

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENT OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2023	2,669	$27	$55,112	$(8,244)	$(928)	$(741)	$45,226	$1,081	$46,307
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(966)	—	(966)	7	(959)
Other comprehensive loss	—	—	—	—	—	(172)	(172)	(1)	(173)
Share-based compensation	—	—	108	—	—	—	108	—	108
Tax settlements associated with share-based plans	—	—	(53)	—	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Issuance of stock in connection with share-based plans	10	—	30	—	—	—	30	—	30
Redeemable noncontrolling interest adjustments to redemption value	—	—	(22)	—	—	—	(22)	—	(22)
March 31, 2024	2,679	$27	$55,175	$(8,244)	$(1,894)	$(913)	$44,151	$964	$45,115

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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery, Inc. (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”) is a leading global media and entertainment company that creates and distributes a differentiated and complete portfolio of branded content across television, film, streaming and gaming. Warner Bros. Discovery inspires, informs and entertains audiences worldwide through its iconic brands and products including: Discovery Channel, Max, discovery+, CNN, DC, TNT Sports, Eurosport, HBO, HGTV, Food Network, OWN, Investigation Discovery, TLC, Magnolia Network, TNT, TBS, truTV, Travel Channel, MotorTrend, Animal Planet, Science Channel, Warner Bros. Motion Picture Group, Warner Bros. Television Group, Warner Bros. Pictures Animation, Warner Bros. Games, New Line Cinema, Cartoon Network, Adult Swim, Turner Classic Movies, Discovery en Español, Hogar de HGTV and others.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries in which a controlling interest is maintained, including variable interest entities (“VIE”) for which the Company is the primary beneficiary. Intercompany accounts and transactions between consolidated entities have been eliminated.
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Accounting and Reporting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance updating the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its disclosures.
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
NOTE 2. GOODWILL AND INTANGIBLE ASSETS
During the three months ended March 31, 2024, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment or triggering events. As of October 1, 2023, the Studios reporting unit, which had headroom of 15%, and the Networks reporting unit, which had headroom of 5%, both had fair value in excess of carrying value of less than 20%. The Company will continue to monitor its reporting units for triggers that could impact recoverability of goodwill. These triggers include, but are not limited to, continued decline in the Company’s market capitalization; affiliate and sports rights renewals, including the NBA, associated with the Company’s Networks and DTC reporting units; declining levels of global GDP growth and soft advertising markets in the U.S. associated with the Company’s Networks reporting unit; content licensing trends in our Studios reporting unit; and execution risk associated with anticipated growth in the Company’s DTC reporting unit.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. RESTRUCTURING AND OTHER CHARGES
In connection with the completion of its merger (the “Merger”) with the WarnerMedia business (the “WarnerMedia Business”) of AT&T Inc. on April 8, 2022, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company, which includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the restructuring program is expected to be substantially completed by the end of 2024.
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended March 31,
	2024	2023
Studios	$11	$76
Networks	11	3
DTC	2	9
Corporate and inter-segment eliminations	11	7
Total restructuring and other charges	$35	$95
During the three months ended March 31, 2024, restructuring and other charges were primarily related to organization restructuring costs. During the three months ended March 31, 2023, restructuring and other charges primarily included contract terminations and facility consolidation activities of $56 million, organization restructuring costs of $35 million, and other charges of $4 million.
Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2023	$98	$202	$80	$80	$460
Employee termination accruals, net	10	11	6	10	37
Other accruals	—	—	(3)	—	(3)
Cash paid	(47)	(51)	(27)	(50)	(175)
March 31, 2024	$61	$162	$56	$40	$319
NOTE 4. REVENUES
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended March 31, 2024
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$5	$2,797	$2,185	$(2)	$4,985
Advertising	4	1,987	175	(18)	2,148
Content	2,623	264	99	(428)	2,558
Other	189	77	1	—	267
Total	$2,821	$5,125	$2,460	$(448)	$9,958

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$3	$2,995	$2,165	$—	$5,163
Advertising	3	2,237	103	(45)	2,298
Content	3,027	245	185	(503)	2,954
Other	179	104	2	—	285
Total	$3,212	$5,581	$2,455	$(548)	$10,700
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	March 31, 2024	December 31, 2023
Contract liabilities	Deferred revenues	$1,993	$1,924
Contract liabilities	Other noncurrent liabilities	219	160
For the three months ended March 31, 2024 and 2023, respectively, revenues of $772 million and $856 million were recognized that were included in deferred revenues as of December 31, 2023 and December 31, 2022, respectively. Contract assets were not material as of March 31, 2024 and December 31, 2023.
Remaining Performance Obligations
As of March 31, 2024, $11,180 million of revenue is expected to be recognized from remaining performance obligations under our long-term contracts. The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	March 31, 2024	Duration
Distribution - fixed price or minimum guarantee	$3,260	Through 2031
Content licensing and sports sublicensing	4,918	Through 2030
Brand licensing	2,215	Through 2043
Advertising	787	Through 2027
Total	$11,180
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
NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During the second half of 2023, the Company amended its revolving receivables program to reduce the facility limit to $5,500 million and extend the program to August 2024. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,170 million as of March 31, 2024.
For the three months ended March 31, 2024 and 2023, the Company recognized $51 million and $33 million, respectively, in selling, general and administrative expenses, from the revolving receivables program in the consolidated statements of operations (net of non-designated derivatives in 2024). (See Note 9.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents a summary of receivables sold (in millions).

	Three Months Ended March 31,
	2024	2023
Gross receivables sold/cash proceeds received	$3,956	$2,779
Collections reinvested under revolving agreement	(3,987)	(2,845)
Net cash proceeds remitted (a)	$(31)	$(66)
Net receivables sold	$3,914	$2,698
Obligations recorded (Level 3)	$153	$148
(a) Includes the collection on receivables sold but not remitted of $30 million as of March 31, 2024.
The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	March 31, 2024	December 31, 2023
Gross receivables pledged as collateral	$2,900	$3,088
Restricted cash pledged as collateral	$406	$500
Balance sheet classification:
Receivables, net	$2,660	$2,780
Prepaid expenses and other current assets	$406	$500
Other noncurrent assets	$240	$308
Accounts Receivable Factoring
No amounts were sold under the Company’s factoring arrangement for the three months ended March 31, 2024. Total trade accounts receivable sold under the Company’s factoring arrangement was $72 million for the three months ended March 31, 2023. The impact to the consolidated statements of operations was immaterial for the three months ended March 31, 2024 and 2023. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized content costs are grouped based on their predominant monetization strategy: individually or as a group. Programming rights are presented as two separate captions: licensed content and advances and live programming and advances. Live programming includes licensed sports rights and related advances. The tables below present the components of content rights (in millions).

	March 31, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,605	$—	$2,605
Completed and not released	554	—	554
In production and other	976	—	976

Television production costs:
Released, less amortization	1,380	4,833	6,213
Completed and not released	615	621	1,236
In production and other	348	2,472	2,820
Total theatrical film and television production costs	$6,478	$7,926	$14,404
Licensed content and advances, net			4,631
Live programming and advances, net			2,050
Game development costs, less amortization			497
Total film and television content rights and games			21,582
Less: Current content rights and prepaid license fees, net			(1,143)
Total noncurrent film and television content rights and games			$20,439

	December 31, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,823	$—	$2,823
Completed and not released	107	—	107
In production and other	1,300	—	1,300

Television production costs:
Released, less amortization	1,471	5,317	6,788
Completed and not released	380	606	986
In production and other	417	2,624	3,041
Total theatrical film and television production costs	$6,498	$8,547	$15,045
Licensed content and advances, net			4,519
Live programming and advances, net			1,943
Game development costs, less amortization			565
Total film and television content rights and games			22,072
Less: Current content rights and prepaid license fees, net			(843)
Total noncurrent film and television content rights and games			$21,229

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content amortization consisted of the following (in millions).

	Three Months Ended March 31,
	2024	2023
Predominantly monetized individually	$922	$1,531
Predominantly monetized as a group	2,779	3,096
Total content amortization	$3,701	$4,627
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content and game impairments were $126 million and $96 million, respectively, for the three months ended March 31, 2024 and 2023.
NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	March 31, 2024	December 31, 2023
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$226	$249
nC+	Other noncurrent assets	32%	141	142
TNT Sports	Other noncurrent assets	50%	101	102
Other	Other noncurrent assets		499	503
Total equity method investments			967	996

Investments with readily determinable fair values	Other noncurrent assets		49	53

Investments without readily determinable fair values	Other noncurrent assets(a)		428	438
Total investments			$1,444	$1,487
(a) Investments without readily determinable fair values included $17 million as of March 31, 2024 and December 31, 2023, respectively that were included in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2024, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $689 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $669 million as of March 31, 2024 and $697 million as of December 31, 2023. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations, and were not material for the three months ended March 31, 2024 and 2023.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of March 31, 2024	March 31, 2024	December 31, 2023
Floating rate senior notes with maturities of 5 years or less	—%	$—	$40
Senior notes with maturities of 5 years or less	4.02%	14,225	13,664
Senior notes with maturities between 5 and 10 years	4.33%	7,107	8,607
Senior notes with maturities greater than 10 years	5.11%	21,513	21,644
Total debt		42,845	43,955
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(267)	(286)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		42,578	43,669
Current portion of debt		(3,430)	(1,780)
Noncurrent portion of debt		$39,148	$41,889
During the three months ended March 31, 2024, the Company repaid in full at maturity $726 million of aggregate principal amount outstanding of its senior notes due February and March 2024 and completed open market repurchases for $364 million of aggregate principal amount outstanding of its senior notes.
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
As of March 31, 2024, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), Discovery Communications, LLC (“DCL”) (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (“WMH”) (to the extent it is not the primary obligor on such senior notes), except for $1.1 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $23 million of un-exchanged senior notes issued by Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
The Company has a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Company may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Company’s commercial paper program is supported by the Credit Facility. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under its Credit Facility or its commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement includes financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 upon completion of the first full quarter following the first and second anniversaries of the closing, respectively. As of March 31, 2024, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

There were no amounts eligible to be offset under master netting agreements as of March 31, 2024 and December 31, 2023. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the impact of derivative financial instruments on the Company’s consolidated balance sheets (in millions).

	March 31, 2024					December 31, 2023
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,249	$24	$7	$34	$4	$1,484	$40	$8	$37	$8
Net investment hedges: (a)
Cross-currency swaps	1,361	22	13	7	24	1,779	23	12	7	42
Fair value hedges:
Interest rate swaps	1,500	9	—	—	7	1,500	7	—	—	5
No hedging designation:
Foreign exchange	1,089	25	4	4	96	1,058	1	1	1	83
Interest rate swaps	3,250	23	—	—	—	—	—	—	—	—
Total return swaps	420	10	—	—	—	395	19	—	—	—
Total		$113	$24	$45	$131		$90	$21	$45	$138
(a) Excludes £400 million and £402 million of sterling notes ($506 million and $513 million equivalent at March 31, 2024 and December 31, 2023, respectively) designated as a net investment hedge. (See Note 8.)
Derivatives Designated for Hedge Accounting
Cash Flow Hedges
The Company uses foreign exchange forward contracts to mitigate the foreign currency risk related to revenues, production rebates and production expenses and fixed-to-fixed cross-currency swaps to mitigate foreign currency risk associated with its British Pound Sterling denominated debt. As production spend occurs or when rebate receivables are recognized, foreign forward exchange contracts designated as cash flow hedges are de-designated. Upon de-designation, gains and losses on these derivatives directly impact earnings in the same line as the hedged risk.
In April 2023, the Company unwound cross-currency swaps related to its Sterling debt and recognized a gain of $76 million as an adjustment to other comprehensive income. The Sterling debt was subsequently re-designated as a net investment hedge effective May 2023.
The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Three Months Ended March 31,
	2024	2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$16	$1
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	2	(1)
Foreign exchange - costs of revenues	11	2
Interest rate - interest expense, net	(1)	1
If current fair values of designated cash flow hedges as of March 31, 2024 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 31 years.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net Investment Hedges
The Company uses fixed-to-fixed cross currency swaps to mitigate foreign currency risk associated with the net assets of non-USD functional entities.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2024	2023		2024	2023
Cross currency swaps	$25	$22	Interest expense, net	$6	$5
Euro-denominated notes (foreign denominated debt)	—	5	N/A	—	—
Sterling notes (foreign denominated debt)	4	—	N/A	—	—
Total	$29	$27		$6	$5
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
The following table presents fair value hedge adjustments to hedged borrowings (in millions).

	Carrying Amount of Hedged Borrowings		Cumulative Amount of Fair Value Hedging Adjustments Included in Hedged Borrowings
Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Noncurrent portion of debt	$1,502	$1,502	$2	$2
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items (in millions).

	Three Months Ended March 31,
	2024	2023
Gain (loss) on changes in fair value of hedged fixed rate debt (1)	$—	$(12)
(Loss) gain on changes in the fair value of derivative contracts (1)	—	12
Total in interest expense, net	$—	$—

(1) Accrued interest expense related to the hedged debt and derivative contracts is excluded from the amounts above and was not material as of March 31, 2024.
Derivatives Not Designated for Hedge Accounting
The Company has deferred compensation plans that have risk related to the fair value gains and losses on these investments and entered into total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
The Company is exposed to risk of secured overnight financing rate changes in connection with securitization interest paid on the receivables securitization program. To mitigate this risk, the Company entered into $3.0 billion notional of non-designated interest rate swaps. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2024	2023
Interest rate swaps	$21	$—
Total return swaps	19	18
Total in selling, general and administrative expense	40	18

Interest rate swaps	2	—
Foreign exchange derivatives	(8)	3
Total in other income (expense), net	(6)	3
Total	$34	$21
NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2024
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$102	$—	$102
Equity securities:
Money market fund	Cash and cash equivalents	1	—	—	1
Mutual funds	Prepaid expenses and other current assets	44	—	—	44
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	234	—	—	234
Company-owned life insurance contracts	Other noncurrent assets	—	100	—	100
Total		$279	$203	$—	$482
Liabilities
Deferred compensation plan	Accrued liabilities	$67	$—	$—	$67
Deferred compensation plan	Other noncurrent liabilities	652	—	—	652
Total		$719	$—	$—	$719

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$105	$—	$105
Equity securities:
Money market funds	Cash and cash equivalents	1	—	—	1
Mutual funds	Prepaid expenses and other current assets	42	—	—	42
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	233	—	—	233
Company-owned life insurance contracts	Other noncurrent assets	—	97	—	97
Total		$276	$203	$—	$479
Liabilities
Deferred compensation plan	Accrued liabilities	$67	$—	$—	$67
Deferred compensation plan	Other noncurrent liabilities	614	—	—	614
Total		$681	$—	$—	$681
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2024 and December 31, 2023. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $38.3 billion and $40.5 billion as of March 31, 2024 and December 31, 2023, respectively.
The Company’s derivative financial instruments are discussed in Note 9, its investments with readily determinable fair value are discussed in Note 7, and the obligation for its revolving receivable program is discussed in Note 5.
NOTE 11. SHARE-BASED COMPENSATION
The Company has various incentive plans under which performance based restricted stock units (“PRSUs”), service based restricted stock units (“RSUs”), and stock options have been issued. The table below presents awards granted (in millions, except weighted-average grant price).

	Three Months Ended March 31, 2024
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	6.1	$8.66
RSUs	51.9	$8.70
Stock options	4.1	$8.67
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2024 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$101	2.0
RSUs	834	2.1
Stock options	120	2.5
Total unrecognized compensation cost	$1,055

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. INCOME TAXES
Income tax (expense) benefit was $(136) million and $178 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in income tax benefit for the three months ended March 31, 2024 was primarily attributable to an increase in pre-tax book income and the tax attribute carryforwards in jurisdictions for which no tax benefit can be recognized.
Income tax expense for the three months ended March 31, 2024 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.
As of March 31, 2024 and December 31, 2023, the Company’s reserves for uncertain tax positions totaled $2,150 million and $2,147 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company’s uncertain tax positions could decrease by as much as $88 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of March 31, 2024 and December 31, 2023, the Company had accrued $616 million and $571 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of March 31, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income (Expense), net
Other income (expense), net, consisted of the following (in millions).

	Three Months Ended March 31,
	2024	2023
Foreign currency losses, net	$(137)	$(93)
(Losses) gains on derivative instruments, net	(6)	3
Change in the value of investments with readily determinable fair value	(1)	29
Change in fair value of equity investments without readily determinable fair value	(14)	(68)
Gain on extinguishment of debt	25	—
Interest income	60	45
Indemnification receivable accrual	90	5
Other (loss) income, net	(6)	6
Total other income (expense), net	$11	$(73)
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2024	2023
Cash paid for taxes, net	$118	$312
Cash paid for interest, net	867	920
Non-cash investing and financing activities:
Accrued purchases of property and equipment	28	33
Assets acquired under finance lease and other arrangements	111	29
Settlement of PRSU awards	31	8

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash, Cash Equivalents, and Restricted Cash

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,976	$3,780
Restricted cash - recorded in prepaid expenses and other current assets (1)	410	539
Total cash, cash equivalents, and restricted cash	$3,386	$4,319

(1) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 5 and Note 9.)
Earnings Per Share
The table below presents a reconciliation of net loss available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(955)	$(1,060)
Less:
Net income attributable to noncontrolling interests	(7)	(8)
Net income attributable to redeemable noncontrolling interests	(4)	(1)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	(4)	—
Net loss available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$(970)	$(1,069)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2024	2023
Anti-dilutive share-based awards	74	62
Supplier Finance Programs
As of March 31, 2024 and December 31, 2023, the Company has confirmed $337 million and $338 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(699)	$18	$(60)	$(741)
Other comprehensive income (loss) before reclassifications	(176)	13	—	(163)
Reclassifications from accumulated other comprehensive loss to net income	—	(9)	—	(9)
Other comprehensive income (loss)	(176)	4	—	(172)
Ending balance	$(875)	$22	$(60)	$(913)

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
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2024	2023
Revenues and service charges:
Liberty Group	$445	$518
Equity method investees	146	175
Other	62	47
Total revenues and service charges	$653	$740
Expenses	$77	$99
Distributions to noncontrolling interests and redeemable noncontrolling interests	$130	$237
The table below presents receivables due from and payables due to related parties (in millions).

	March 31, 2024	December 31, 2023
Receivables	$513	$363
Payables	$14	$18
NOTE 15. COMMITMENTS AND CONTINGENCIES
Put Rights
The Company has granted put rights to non-controlling interest holders in certain consolidated subsidiaries, but the Company is unable to reasonably predict the ultimate amount or timing of any payment.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Legal Matters
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners, government regulations, or intellectual property, as well as disputes and matters involving counterparties to contractual agreements, such as disputes arising out of definitive agreements entered into in connection with the Merger. A determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. In connection with a contract dispute arising out of definitive agreements entered into in connection with the Merger, the Company established an immaterial accrual in the first quarter of 2024. At this time, the Company is not able to estimate the reasonably possible range of loss or any loss in excess of the accrual associated with such matter. There can be no assurance that any settlement of such dispute will be reached and, if a settlement is reached, what the total dollar amount will be of any such settlement.
The Company may not currently be able to estimate the reasonably possible loss or range of loss for certain matters until developments in such matters have provided sufficient information to support an assessment of such loss. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual for such contingencies is made and no loss or range of loss is disclosed. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not currently believe that the resolution of these matters will have a material adverse effect on the Company’s future consolidated financial position, future results of operations, or cash flows.
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
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP. We prospectively updated certain corporate allocations at the beginning of 2024. The impact to prior periods was immaterial.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present summarized financial information for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).
Revenues

	Three Months Ended March 31,
	2024	2023
Studios	$2,821	$3,212
Networks	5,125	5,581
DTC	2,460	2,455
Corporate	1	—
Inter-segment eliminations	(449)	(548)
Total revenues	$9,958	$10,700
Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023
Studios	$184	$607
Networks	2,119	2,293
DTC	86	50
Corporate	(346)	(355)
Inter-segment eliminations	59	16
Adjusted EBITDA	$2,102	$2,611
Reconciliation of Net Loss available to Warner Bros. Discovery, Inc. to Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023
Net loss available to Warner Bros. Discovery, Inc.	$(966)	$(1,069)
Net income attributable to redeemable noncontrolling interests	4	1
Net income attributable to noncontrolling interests	7	8
Income tax expense (benefit)	136	(178)
Loss before income taxes	(819)	(1,238)
Other (income) expense, net	(11)	73
Loss from equity investees, net	48	37
Interest expense, net	515	571
Operating loss	(267)	(557)
Depreciation and amortization	1,888	2,058
Employee share-based compensation	99	106
Restructuring and other charges	35	95
Transaction and integration costs	81	47
Facility consolidation costs	2	—
Impairment and amortization of fair value step-up for content	235	831
Amortization of capitalized interest for content	17	—
Impairments and loss on dispositions	12	31
Adjusted EBITDA	$2,102	$2,611

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. SUBSEQUENT EVENTS
On May 9, 2024, the Company announced a cash tender offer to purchase for cash up to $1.75 billion aggregate purchase price (excluding accrued and unpaid interest) of (i) DCL’s outstanding 3.900% Senior Notes due 2024, 4.000% Senior Notes due 2055, 4.650% Senior Notes due 2050, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043, 5.200% Senior Notes due 2047, and 5.300% Senior Notes due 2049, (ii) Scripps Networks’ outstanding 3.900% Senior Notes due 2024, (iii) the legacy WarnerMedia Business’s outstanding 4.650% Senior Notes due 2044, 4.850% Senior Notes due 2045, 4.900% Senior Notes due 2042, and 5.350% Senior Notes due 2043, and (iv) WMH’s outstanding 5.050% Senior Notes due 2042, which it expects to fund using the aggregate net proceeds from one or more debt financing transactions together with available cash on hand and other available sources of liquidity.
Consistent with past practice, the Company used its commercial paper program and credit facility to manage working capital. As of May 9, 2024, the Company had approximately $850 million outstanding of commercial paper, which is expected to be repaid within the current quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
INDUSTRY TRENDS
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
The strikes had a material impact on the operations and results of the Company in 2023, including a pause on certain theatrical and television productions. Effects included a positive impact on cash flow from operations attributed to delayed production spend, and a negative impact on the results of operations attributed to timing and performance of the 2023 film slate, as well as the Company’s ability to produce, license, and deliver content. The Company experienced content delivery delays in the first quarter of 2024 due to the pause in television productions in 2023, but does not expect any material impacts for the remainder of 2024.
Other headwinds in the industry, such as continued pressures on linear distribution and soft linear advertising markets in the U.S., have had, and are expected to continue to have, a material impact on the operations and results of the Company, including a negative impact on the results of operations attributed to declines in linear advertising revenue. The increase of digital advertising available in the marketplace has also resulted in, and is expected to continue to result in, increased competition for advertising expenditures for both traditional linear networks and ad-supported tiers in streaming services.
We continue to closely monitor the ongoing impact of industry trends to our business; however, the full effects on our operations and results will depend on future developments, which are highly uncertain and cannot be predicted.
BUSINESS OVERVIEW
Warner Bros. Discovery is a leading global media and entertainment company that creates and distributes a differentiated and complete portfolio of branded content across television, film, streaming and gaming. Warner Bros. Discovery inspires, informs and entertains audiences worldwide through its iconic brands and products including: Discovery Channel, Max, discovery+, CNN, DC, TNT Sports, Eurosport, HBO, HGTV, Food Network, OWN, Investigation Discovery, TLC, Magnolia Network, TNT, TBS, truTV, Travel Channel, MotorTrend, Animal Planet, Science Channel, Warner Bros. Motion Picture Group, Warner Bros. Television Group, Warner Bros. Pictures Animation, Warner Bros. Games, New Line Cinema, Cartoon Network, Adult Swim, Turner Classic Movies, Discovery en Español, Hogar de HGTV and others.
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
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company’s ongoing restructuring and transformation initiatives includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, this restructuring program is expected to be substantially completed by the end of 2024. We expect to incur up to $5.3 billion in pre-tax restructuring charges, of which we have incurred $4.3 billion as of March 31, 2024 related to this plan. Of the total expected pre-tax restructuring charges, we expect total cash expenditures to be $1.0 - $ 1.5 billion.

As of March 31, 2024, we classified our operations in three reportable segments:
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2024 Baseline Rate”), and the prior year amounts translated at the same 2024 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,985	$5,163	(3)%	(3)%
Advertising	2,148	2,298	(7)%	(7)%
Content	2,558	2,954	(13)%	(14)%
Other	267	285	(6)%	(9)%
Total revenues	9,958	10,700	(7)%	(7)%
Costs of revenues, excluding depreciation and amortization	6,058	6,685	(9)%	(9)%
Selling, general and administrative	2,232	2,388	(7)%	(6)%
Depreciation and amortization	1,888	2,058	(8)%	(9)%
Restructuring and other charges	35	95	(63)%	(64)%
Impairment and loss on dispositions	12	31	(61)%	(61)%
Total costs and expenses	10,225	11,257	(9)%	(9)%
Operating loss	(267)	(557)	52%	51%
Interest expense, net	(515)	(571)
Loss from equity investees, net	(48)	(37)
Other income (expense), net	11	(73)
Loss before income taxes	(819)	(1,238)
Income tax (expense) benefit	(136)	178
Net loss	(955)	(1,060)
Net income attributable to noncontrolling interests	(7)	(8)
Net income attributable to redeemable noncontrolling interests	(4)	(1)
Net loss available to Warner Bros. Discovery, Inc.	$(966)	$(1,069)
NM - Not meaningful
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.
Revenues
Distribution revenue decreased 3% for the three months ended March 31, 2024, primarily attributable to declines in Networks linear subscribers in the U.S. and continued DTC linear wholesale subscriber declines in the U.S., partially offset by increases in U.S. contractual affiliate rates.

Advertising revenue decreased 7% for the three months ended March 31, 2024, primarily attributable to audience declines in domestic general entertainment and news networks and soft linear advertising markets in the U.S., partially offset by higher Max U.S. engagement.
Content revenue decreased 14% for the three months ended March 31, 2024, primarily attributable to lower games revenue due to the performance of Suicide Squad: Kill the Justice League compared to Hogwarts Legacy in the prior year and lower TV licensing revenue, partially offset by higher theatrical film rental revenue due to the performance of Dune: Part Two.
Other revenue decreased 9% for the three months ended March 31, 2024, primarily attributable to lower studio production services due to the impact of the WGA and SAG-AFTRA strikes and fewer services provided to the unconsolidated TNT Sports UK joint venture, partially offset by the opening of Warner Bros. Studio Tour Tokyo in June 2023.
Costs of Revenues
Costs of revenues decreased 9% for the three months ended March 31, 2024, primarily attributable to lower content expense related to the amortization of purchase accounting fair value step-up for content.
Selling, General and Administrative
Selling, general and administrative expenses decreased 6% for the three months ended March 31, 2024, primarily attributable to a reduction in personnel and overhead expenses at DTC and Networks, partially offset by higher theatrical marketing expense.
Depreciation and Amortization
Depreciation and amortization decreased 9% for the three months ended March 31, 2024, primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method.
Restructuring and other charges
Restructuring and other charges decreased 64% for the three months ended March 31, 2024. Restructuring and other charges primarily includes contract terminations, facility consolidation activities, organizational restructuring, and other charges. (See Note 3 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairment and loss on dispositions was $12 million for the three months ended March 31, 2024.
Interest Expense, net
Interest expense, net decreased $56 million for the three months ended March 31, 2024, primarily attributable to lower debt during the period. (See Note 8 and Note 9 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
Losses from our equity method investees were $48 million for the three months ended March 31, 2024. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)
Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended March 31,
	2024	2023
Foreign currency losses, net	$(137)	$(93)
(Losses) gains on derivative instruments, net	(6)	3
Change in the value of investments with readily determinable fair value	(1)	29
Change in fair value of equity investments without readily determinable fair value	(14)	(68)
Gain on extinguishment of debt	25	—
Interest income	60	45
Indemnification receivable accrual	90	5
Other (loss) income, net	(6)	6
Total other income (expense), net	$11	$(73)

Income Tax Benefit
Income tax (expense) benefit was $(136) million and $178 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in income tax benefit for the three months ended March 31, 2024 was primarily attributable to an increase in pre-tax book income and the tax attribute carryforwards in jurisdictions for which no tax benefit can be recognized.
Income tax benefit for the three months ended March 31, 2024 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in uncertain tax positions, and state and local income taxes.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of March 31, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
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
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content, and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP. We prospectively updated certain corporate allocations at the beginning of 2024. The impact to prior periods was immaterial.
The table below presents our Adjusted EBITDA by segment (in millions).

	Three Months Ended March 31,
	2024	2023	% Change
Studios	$184	$607	(70)%
Networks	$2,119	$2,293	(8)%
DTC	$86	$50	72%
Corporate	$(346)	$(355)	3%
Inter-segment eliminations	$59	$16	NM

 Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended March 31,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$5	$3	67%	67%
Advertising	4	3	33%	33%
Content	2,623	3,027	(13)%	(14)%
Other	189	179	6%	4%
Total revenues	2,821	3,212	(12)%	(13)%
Costs of revenues, excluding depreciation and amortization	2,019	1,959	3%	3%
Selling, general and administrative	618	646	(4)%	(5)%
Adjusted EBITDA	184	607	(70)%	(70)%
Depreciation and amortization	186	172
Employee share-based compensation	(1)	—
Restructuring and other charges	11	76
Transaction and integration costs	1	2
Impairment and amortization of fair value step-up for content	(72)	442
Amortization of capitalized interest for content	17	—
Inter-segment eliminations	—	1
Operating income (loss)	$42	$(86)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Content revenue decreased 14% for the three months ended March 31, 2024, primarily attributable to lower games and TV licensing revenue, partially offset by higher theatrical film rental and home entertainment revenue. Games revenue decreased due to the performance of Suicide Squad: Kill the Justice League, which was released in the first quarter of 2024, compared to the prior year performance of Hogwarts Legacy. TV licensing revenue decreased due to lower episode deliveries as a result of the WGA and SAG-AFTRA strikes in the prior year, and the timing of licensing availabilities. Theatrical film rental revenue increased due to the performance of Dune: Part Two, released in the first quarter of 2024, as well as higher carryover from releases in the fourth quarter of 2023 compared to the fourth quarter of 2022. Home entertainment revenue increased due to the performance of Wonka and Aquaman and the Lost Kingdom.
Other revenue increased 4% for the three months ended March 31, 2024, primarily attributable to the opening of Warner Bros. Studio Tour Tokyo in June 2023, partially offset by lower studio production services due to the impact of the WGA and SAG-AFTRA strikes.
Costs of Revenues
Costs of revenues increased 3% for the three months ended March 31, 2024, primarily attributable to higher theatrical product content expense commensurate with higher theatrical revenue, and to a lesser extent, higher games content expense due to the impairment of Suicide Squad: Kill the Justice League. These increases were partially offset by lower television product content expense commensurate with lower revenue, including the impact of the WGA and SAG-AFTRA strikes.
Selling, General and Administrative
Selling, general and administrative expenses decreased 5% for the three months ended March 31, 2024, primarily attributable to lower games marketing expense due to the release of Hogwarts Legacy in the prior year and lower bad debt expense, partially offset by higher theatrical marketing expense due to the nature of releases in the first quarter of 2024 compared to the first quarter of 2023.
Adjusted EBITDA
Adjusted EBITDA decreased 70% for the three months ended March 31, 2024.

 Networks Segment
The table below presents, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended March 31,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,797	$2,995	(7)%	(6)%
Advertising	1,987	2,237	(11)%	(11)%
Content	264	245	8%	8%
Other	77	104	(26)%	(29)%
Total revenues	5,125	5,581	(8)%	(8)%
Costs of revenues, excluding depreciation and amortization	2,372	2,594	(9)%	(8)%
Selling, general and administrative	634	694	(9)%	(8)%
Adjusted EBITDA	2,119	2,293	(8)%	(8)%
Depreciation and amortization	1,105	1,304
Restructuring and other charges	11	3
Transaction and integration costs	1	3
Impairment and amortization of fair value step-up for content	125	121
Inter-segment eliminations	—	(7)
Impairment and loss on dispositions	—	1
Operating income	$877	$868
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue decreased 6% for the three months ended March 31, 2024, primarily attributable to a decline in linear subscribers in the U.S. and our exit from the AT&T SportsNet business, partially offset by increases in U.S. contractual affiliate rates and inflationary impacts in Argentina.
Advertising revenue decreased 11% for the three months ended March 31, 2024, primarily attributable to audience declines in domestic general entertainment and news networks and a soft linear advertising market in the U.S. In addition, the three months ended March 31, 2024 was unfavorably impacted by our exit from the AT&T SportsNet business.
Content revenue increased 8% for the three months ended March 31, 2024, primarily attributable to inter-segment content licensing to DTC.
Other revenue decreased 29% for the three months ended March 31, 2024, primarily attributable to fewer services provided to the unconsolidated TNT Sports UK joint venture.
Costs of Revenues
Costs of revenues decreased 8% for the three months ended March 31, 2024, primarily attributable to our exit from the AT&T SportsNet business, allocation of U.S. sports costs to DTC, and lower costs associated with the unconsolidated TNT Sports UK joint venture, partially offset by timing of domestic sports rights expense. In addition, the three months ended March 31, 2023, was favorably impacted by lower general entertainment content expense, partially offset by inflationary impacts in Argentina and higher election coverage expense.
Selling, General and Administrative
Selling, general and administrative expenses decreased 8% for the three months ended March 31, 2024, primarily attributable to lower personnel and overhead expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 8% for the three months ended March 31, 2024.

 DTC Segment
The following table presents, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,185	$2,165	1%	1%
Advertising	175	103	70%	70%
Content	99	185	(46)%	(46)%
Other	1	2	(50)%	(50)%
Total revenues	2,460	2,455	—%	—%
Costs of revenues, excluding depreciation and amortization	1,895	1,815	4%	5%
Selling, general and administrative	479	590	(19)%	(19)%
Adjusted EBITDA	86	50	72%	59%
Depreciation and amortization	515	506
Restructuring and other charges	2	9
Facility consolidation costs	2	—
Impairment and amortization of fair value step-up for content	102	134
Inter-segment eliminations	—	2
Impairment and loss on dispositions	5	5
Operating loss	$(540)	$(606)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
As of March 31, 2024, we had 99.6 million DTC subscribers.1
Distribution revenue increased 1% for the three months ended March 31, 2024, primarily attributable to price increases in the U.S. and certain international markets and international subscriber growth, partially offset by lower subscribers in the U.S. due to continued linear wholesale subscriber declines.
Advertising revenue increased 70% for the three months ended March 31, 2024, primarily attributable to higher Max U.S. engagement, the B/R Sports on Max launch in October 2023, and ad-lite subscriber growth.
Content revenue decreased 46% for the three months ended March 31, 2024, primarily attributable to lower volume of international licensing deals.
Costs of Revenues
Costs of revenues increased 5% for the three months ended March 31, 2024, primarily attributable to the allocation of U.S. sports rights costs to DTC, partially offset by lower content expense and decreased content licensing costs commensurate with lower content revenue.
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

Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 19% for the three months ended March 31, 2024, primarily attributable to lower personnel and overhead expenses.
Adjusted EBITDA
Adjusted EBITDA increased 59% for the three months ended March 31, 2024.
Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2024	2023	% Change	% Change (ex-FX)
Adjusted EBITDA	$(346)	$(355)	3%	2%
Depreciation and amortization	82	76
Employee share-based compensation	100	106
Restructuring and other charges	11	7
Transaction and integration costs	79	42
Inter-segment eliminations	—	4
Impairment and loss on dispositions	7	25
Operating loss	$(625)	$(615)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA improved 2% for the three months ended March 31, 2024, primarily attributable to reductions to personnel costs and technology-related operating expenses, partially offset by higher securitization expense.
Inter-segment Eliminations
The following tables present our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2024	2023
Inter-segment revenue eliminations	$(449)	$(548)
Inter-segment expense eliminations	(508)	(564)
Adjusted EBITDA	59	16
Impairment and amortization of fair value step-up for content	80	134
Operating loss	$(21)	$(118)
Inter-segment revenue and expense eliminations primarily represent inter-segment content transactions and marketing and promotion activity between reportable segments. In our current segment structure, in certain instances, production and distribution activities are in different segments. Inter-segment content transactions are presented “gross” (i.e., the segment producing and/or licensing the content reports revenue and profit from inter-segment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on the separate “Eliminations” line when presenting our summary of segment results). Generally, timing of revenue recognition is similar to the reporting of third-party transactions. The segment distributing the content, e.g., via our DTC or linear services, capitalizes the cost of inter-segment content transactions, including “mark-ups” and amortizes the costs over the shorter of the license term, if applicable, or the expected period of use. The content amortization expense related to the inter-segment profit is also eliminated on the separate “Eliminations” line when presenting our summary of segment results.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2024, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2024, we had $3.0 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Revolving Credit Facility and Commercial Paper
We have a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and have the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). We may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2024, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the three months ended March 31, 2024, we borrowed and repaid $2,200 million under our Credit Facility and commercial paper program. As of March 31, 2024, we had no outstanding borrowings under the Credit Facility or the commercial paper program.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,500 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,170 million as of March 31, 2024.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. No amounts were sold under the Company’s factoring arrangement for the three months ended March 31, 2024.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our enhanced streaming service Max, principal and interest payments on our outstanding senior notes, funding for various equity method and other investments, and repurchases of our capital stock.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content, as well as certain sports rights. Contractual commitments to acquire content have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

•Debt
Floating Rate Notes
During the three months ended March 31, 2024, we repaid $40 million of aggregate principal amount of our floating rate notes due March 2024.
Senior Notes
During the three months ended March 31, 2024, we repurchased or repaid $1,050 million of aggregate principal amount outstanding of our senior notes. In addition, we have $48 million of senior notes coming due in June 2024, and an additional $3,383 million of senior notes coming due through March 31, 2025.
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
•Capital Expenditures
We effected capital expenditures of $195 million during the three months ended March 31, 2024, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the three months ended March 31, 2024, we contributed $53 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
We had redeemable equity balances of $179 million at March 31, 2024, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $130 million and $237 million for the three months ended March 31, 2024 and 2023, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2024, we made cash payments of $118 million and $867 million for income taxes and interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents, and restricted cash, beginning of period	$4,319	$3,930
Cash provided by (used in) operating activities	585	(631)
Cash used in investing activities	(207)	(257)
Cash used in financing activities	(1,237)	(432)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(74)	29
Net change in cash, cash equivalents, and restricted cash	(933)	(1,291)
Cash, cash equivalents, and restricted cash, end of period	$3,386	$2,639
Operating Activities
Cash provided by (used in) operating activities was $585 million and $(631) million during the three months ended March 31, 2024 and 2023, respectively. The increase in cash provided by operating activities was primarily attributable to net income, excluding non-cash items and an improvement in working capital activity.

Investing Activities
Cash used in investing activities was $207 million and $257 million during the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily attributable to fewer purchases of property and equipment, partially offset by increased investments in and advances to equity investments during the three months ended March 31, 2024.
Financing Activities
Cash used in financing activities was $1,237 million and $432 million during the three months ended March 31, 2024 and 2023, respectively. The increase in cash used in financing activities was primarily attributable to increased principal repayments of debt, partially offset by lower distributions to noncontrolling interests and redeemable noncontrolling interests during the three months ended March 31, 2024.
Capital Resources
As of March 31, 2024, capital resources were comprised of the following (in millions).

	March 31, 2024
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$2,976	$—	$2,976
Revolving credit facility and commercial paper program	6,000	—	6,000
Senior notes (a)	42,845	42,845	—
Total	$51,821	$42,845	$8,976

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2024 had interest rates that ranged from 1.90% to 8.30% and will mature between 2024 and 2062.

We expect that our cash balance, cash generated from operations and availability under the Revolving Credit Agreement will be sufficient to fund our cash needs for both the short-term and the long-term. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios.
The 2017 Tax Cuts and Jobs Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate them to the U.S. However, if these funds were to be needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of March 31, 2024 and December 31, 2023, the Company had outstanding senior notes issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WMH; senior notes issued by WMH and guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed); and senior notes issued by Scripps Networks (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.
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

	March 31, 2024	December 31, 2023
Current assets	$743	$1,539
Non-guarantor intercompany trade receivables, net	523	336
Noncurrent assets	5,705	5,709
Current liabilities	4,142	2,847
Noncurrent liabilities	39,419	42,157

Three Months Ended March 31, 2024
Revenues	$474
Operating income	48
Net income	(332)
Net income available to Warner Bros. Discovery, Inc.	(334)
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Contractual commitments have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, primarily the Liberty Group and our equity method investees. (See Note 14 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed since December 31, 2023. For a discussion of each of our critical accounting estimates, including information and analysis of estimates and assumptions involved in their application, see “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
No new accounting and reporting standards were adopted during the three months ended March 31, 2024. (See Note 1 to the accompanying consolidated financial statements.)

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
•the possibility or duration of an industry-wide strike, such as the strikes of the WGA and SAG-AFTRA in 2023, player lock-outs or other job action affecting a major entertainment industry union, athletes or others involved in the development and production of our sports programming, television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;
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

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2023 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Form 10-K. Our exposures to market risk have not materially changed since December 31, 2023.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners, government regulations, or intellectual property, as well as disputes and matters involving counterparties to contractual agreements, such as disputes arising out of definitive agreements entered into in connection with the Merger. A determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. The Company may not currently be able to estimate the reasonably possible loss or range of loss for certain matters until developments in such matters have provided sufficient information to support an assessment of such loss. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual for such contingencies is made and no loss or range of loss is disclosed. (See Note 15 to the accompanying consolidated financial statements.) Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not currently believe that the resolution of these matters will have a material adverse effect on the Company’s future consolidated financial position, future results of operations, or cash flows.
Between September 23, 2022 and October 24, 2022, two purported class action lawsuits (Collinsville Police Pension Board v. Discovery, Inc., et al., Case No. 1:22-cv-08171; Todorovski v. Discovery, Inc., et al., Case No. 1:22-cv-09125) were filed in the United States District Court for the Southern District of New York. The complaints named Warner Bros. Discovery, Inc., Discovery, Inc., David Zaslav, and Gunnar Wiedenfels as defendants. The complaints generally alleged that the defendants made false and misleading statements in SEC filings and in certain public statements relating to the Merger, in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and sought damages and other relief. On November 4, 2022, the court consolidated the Collinsville and Todorovski complaints under case number 1:22-CV-8171, and on December 12, 2022, the court appointed lead plaintiffs and lead counsel. On February 15, 2023, the lead plaintiffs filed an amended complaint adding Advance/Newhouse Partnership, Advance/Newhouse Programming Partnership, Steven A. Miron, Robert J. Miron, and Steven O. Newhouse as defendants. The amended complaint asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and sought damages and other relief. On February 5, 2024, the court dismissed the amended complaint with prejudice. On March 4, 2024, plaintiffs filed an appeal, which is currently pending.
On April 3, 2024, the Company was named as a nominal defendant in a lawsuit styled Davant Scarborough v. AT&T, et al., Case No. 1:24-cv-00420-JLH filed in the United States District Court for the District of Delaware. The lawsuit names AT&T Inc. and John Stankey as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to the merger between the Company and WarnerMedia. The suit was brought derivatively, on behalf of the Company, and seeks damages in an unspecified amount on the Company’s behalf. No claims have been asserted against the Company.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2023 Form 10-K. Certain of the risks described in our 2023 Form 10-K are amended and restated as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

We invest significant resources to acquire and maintain licenses to produce sports programming and there can be no assurance that we will continue to be successful in our efforts to obtain or maintain licenses to recurring sports events or recoup our investment when the content is distributed.
We face significant competition to acquire and maintain licenses to sports programming, which leads to significant expenditure of funds and resources. As a result of an increasing number of market entrants in the programming space, we have seen upward pressure on programming costs in recent years, particularly in connection with the licensing and acquisition of sports content from third parties. We may also be impacted by such upward pressures driven by increasing investment in programming by competitors. In certain international markets, regulations concerning content quotas or content investment requirements may be a further factor driving increasing programming costs. In addition, businesses, including ours, that offer multiple services or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to other holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for the distribution of our networks. This difficulty could be amplified if we are unable to obtain or maintain licenses for sports programming that we can bundle with our other programming for distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors to obtain and/or maintain licenses to recurring sports events. For example, our license for NBA programming is currently subject to renewal, and our exclusivity period with the NBA has expired. As a result, we face increased competition to license content from the NBA, which could result in significantly higher programming costs to us or a failure to maintain our license for NBA programming. Increasing competition for programming licenses and regulatory review from competition authorities could have a material adverse effect on our business, financial condition or results of operations.
There can also be no assurance that we will recoup our investment in sports programming, including realizing any anticipated benefits of our joint ventures, or that revenue from our content distribution agreements will exceed our costs for the rights for sports programming, as well as the other costs of producing and distributing the programming. The impact of these licenses on our results of operations over the term of the licenses depends on a number of factors, including the strength of advertising markets and subscription levels and rates for programming. Our success with sports programming is highly dependent on consumer acceptance of this content and the size of our viewing audience. If viewers do not find our sports programming content acceptable, we could see low viewership, which could lead to low distribution and advertising revenues and adversely affect our business, financial condition and results of operations.
We have recognized, and could continue to recognize, impairment charges related to goodwill and other intangible assets.
We have a significant amount of goodwill and other intangible assets on our consolidated balance sheets. In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. (See Note 2 to the accompanying consolidated financial statements.) The occurrence of certain events or circumstances could result in a downward revision in the estimated fair value of a reporting unit or intangible assets. For example, continued negative industry or economic trends, including the decline of traditional linear television viewership and linear ad revenues, declining levels of global GDP growth and soft advertising markets in the U.S., disruptions to our business, inability to effectively integrate acquired businesses, execution risk associated with anticipated growth in our DTC products, underperformance of our content, failure to renew content licenses and distribution agreements, including affiliate and sports rights renewals (including the NBA), unexpected significant changes or planned changes in use of the assets, including in connection with restructuring initiatives, divestitures and continued decline in our market capitalization could negatively affect our estimates of the fair value of our reporting units. When events or changes in circumstances such as this occur, we have needed to, and may in the future need to, write-down the value of our goodwill and other intangible assets. If we determine that our estimate of the fair value of a reporting unit is below the recorded value of that unit on our balance sheet, we may record a non-cash impairment loss for the goodwill. Any charges relating to the impairment of our goodwill and other intangible assets could materially adversely affect our results of operations in the periods recognized.
We consider all current information when determining the need for, or calculating, any impairment loss. However, future changes in events or circumstances, such as a continuation or worsening of the current negative industry and economic trends and the other events and circumstances described above, could result in decreases in the fair value of our goodwill and other intangible assets and require us to record additional impairment losses that could materially adversely affect our results of operations in the periods recognized.

We have been engaged in legal proceedings and disputes related to the Merger and could be subject to additional legal proceedings and disputes related to the Merger, the outcomes of which are uncertain and could negatively impact our business, financial condition and results of operations.
In connection with the Merger, multiple putative class action lawsuits relating to the Merger were filed on behalf of stockholders of the Company against the Company and/or certain of our directors, executive officers and large stockholders seeking damages and other relief, and we have been engaged in other disputes arising out of definitive agreements entered into in connection with the Merger. Additional lawsuits relating to the Merger, including claims for indemnification by other defendants in lawsuits relating to the Merger, or disputes arising out of definitive agreements entered into in connection with the Merger, could arise in the future. The outcomes of Merger-related lawsuits and disputes are uncertain and could negatively and materially impact our business, financial condition and results of operations. Even if we ultimately prevail in a lawsuit or dispute, defending against the claim or resolving the dispute could be time-consuming and costly and divert our management’s attention and resources away from our business, which could negatively and materially impact our business, financial condition and results of operations.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Second Amendment to the Aircraft Time Sharing Agreement, dated as of March 21, 2024, by and between David Zaslav and Discovery Communications, LLC (filed herewith)*

10.2	Form of Warner Bros. Discovery, Inc. Annual Performance Restricted Stock Unit Grant Agreement for David Zaslav (filed herewith)*

10.3	Form of Warner Bros. Discovery, Inc. Additional Performance Restricted Stock Unit Grant Agreement for David Zaslav (filed herewith)*

10.4	Form of Warner Bros. Discovery, Inc. 2024 Special PRSU Agreement for Executives (filed herewith)*

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 3, 2023)

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
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: May 9, 2024	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer