Form 10-Q
period 2024-06-30
Warner Bros. Discovery, Inc.
filed 2024-08-07
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Series A Common Stock	WBD	The Nasdaq Global Select Market
4.302% Senior Notes due 2030	WBDI30	Nasdaq Global Market
4.693% Senior Notes due 2033	WBDI33	Nasdaq Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 24, 2024:

Series A Common Stock, par value $0.01 per share	2,451,908,345

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Distribution	$4,879	$5,135	$9,864	$10,298
Advertising	2,430	2,519	4,578	4,817
Content	2,109	2,446	4,667	5,400
Other	295	258	562	543
Total revenues	9,713	10,358	19,671	21,058
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	6,204	6,636	12,262	13,321
Selling, general and administrative	2,461	2,562	4,693	4,950
Depreciation and amortization	1,744	1,914	3,632	3,972
Restructuring and other charges	117	146	152	241
Impairments and loss on dispositions	9,395	6	9,407	37
Total costs and expenses	19,921	11,264	30,146	22,521
Operating loss	(10,208)	(906)	(10,475)	(1,463)
Interest expense, net	(518)	(574)	(1,033)	(1,145)
Gain (loss) on extinguishment of debt	542	(5)	567	(5)
Loss from equity investees, net	(23)	(22)	(71)	(59)
Other income (expense), net	172	27	158	(46)
Loss before income taxes	(10,035)	(1,480)	(10,854)	(2,718)
Income tax benefit (expense)	7	260	(129)	438
Net loss	(10,028)	(1,220)	(10,983)	(2,280)
Net income attributable to noncontrolling interests	(10)	(16)	(17)	(24)
Net loss (income) attributable to redeemable noncontrolling interests	52	(4)	48	(5)
Net loss available to Warner Bros. Discovery, Inc.	$(9,986)	$(1,240)	$(10,952)	$(2,309)
Net loss per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(4.07)	$(0.51)	$(4.48)	$(0.95)
Diluted	$(4.07)	$(0.51)	$(4.48)	$(0.95)
Weighted average shares outstanding:
Basic	2,451	2,437	2,447	2,434
Diluted	2,451	2,437	2,447	2,434

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(10,028)	$(1,220)	$(10,983)	$(2,280)
Other comprehensive loss:
Currency translation, net of income tax benefit of $(9), $(5), $(2), and $(10)	9	60	(167)	486
Pension plan and SERP liability, net of income tax benefit of $— and $(3), $—, and $(6)	—	(4)	—	(13)
Derivatives
Change in net unrealized gains	12	11	25	14
Less: Reclassification adjustment for net gains included in net income	2	(4)	(7)	(6)
Net change, net of income tax benefit of $(4), $(6), $(4), and $(4)	14	7	18	8
Comprehensive loss	(10,005)	(1,157)	(11,132)	(1,799)
Comprehensive income attributable to noncontrolling interests	(7)	(16)	(13)	(24)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	52	(4)	48	(5)
Comprehensive loss attributable to Warner Bros. Discovery, Inc.	$(9,960)	$(1,177)	$(11,097)	$(1,828)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,613	$3,780
Receivables, net	6,166	6,047
Prepaid expenses and other current assets	3,651	4,391
Total current assets	13,430	14,218
Film and television content rights and games	20,010	21,229
Property and equipment, net	6,043	5,957
Goodwill	25,740	34,969
Intangible assets, net	35,157	38,285
Other noncurrent assets	7,649	8,099
Total assets	$108,029	$122,757
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,151	$1,260
Accrued liabilities	10,926	10,368
Deferred revenues	2,022	1,924
Current portion of debt	3,669	1,780
Total current liabilities	17,768	15,332
Noncurrent portion of debt	37,289	41,889
Deferred income taxes	7,806	8,736
Other noncurrent liabilities	9,751	10,328
Total liabilities	72,614	76,285
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	118	165
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,681 and 2,669 shares issued; and 2,451 and 2,439 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,332	55,112
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(11,880)	(928)
Accumulated other comprehensive loss	(890)	(741)
Total Warner Bros. Discovery, Inc. stockholders’ equity	34,345	45,226
Noncontrolling interests	952	1,081
Total equity	35,297	46,307
Total liabilities and equity	$108,029	$122,757

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(10,983)	$(2,280)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Content rights amortization and impairment	7,747	9,361
Depreciation and amortization	3,632	3,972
Deferred income taxes	(889)	(1,426)
Share-based compensation expense	260	248
Equity in losses of equity method investee companies and cash distributions	83	112
Gain on sale of investments	(203)	—
(Gain) loss on extinguishment of debt	(567)	5
Impairments and loss on dispositions	9,407	37
Gain from derivative instruments, net	(33)	(111)
Other, net	58	129
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(191)	(433)
Film and television content rights, games, and production payables, net	(6,351)	(7,656)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(132)	(859)
Foreign currency, prepaid expenses and other assets, net	(25)	284
Cash provided by operating activities	1,813	1,383
Investing Activities
Purchases of property and equipment	(447)	(591)
Proceeds from sales of investments	324	—
Investments in and advances to equity investments	(68)	(45)
Other investing activities, net	54	69
Cash used in investing activities	(137)	(567)
Financing Activities
Principal repayments of term loans	—	(2,600)
Principal repayments of debt, including premiums and discounts to par value	(3,703)	(660)
Borrowings from debt, net of discount and issuance costs	1,617	1,500
Distributions to noncontrolling interests and redeemable noncontrolling interests	(161)	(269)
Securitization receivables collected but not remitted	—	405
Borrowings under commercial paper program and revolving credit facility	11,605	2,599
Repayments under commercial paper program and revolving credit facility	(11,605)	(2,602)
Other financing activities, net	(27)	(56)
Cash used in financing activities	(2,274)	(1,683)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(104)	14
Net change in cash, cash equivalents, and restricted cash	(702)	(853)
Cash, cash equivalents, and restricted cash, beginning of period	4,319	3,930
Cash, cash equivalents, and restricted cash, end of period	$3,617	$3,077

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2023	2,669	$27	$55,112	$(8,244)	$(928)	$(741)	$45,226	$1,081	$46,307
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(966)	—	(966)	7	(959)
Other comprehensive loss	—	—	—	—	—	(172)	(172)	(1)	(173)
Share-based compensation	—	—	108	—	—	—	108	—	108
Tax settlements associated with share-based plans	—	—	(53)	—	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Issuance of stock in connection with share-based plans	10	—	30	—	—	—	30	—	30
Redeemable noncontrolling interest adjustments to redemption value	—	—	(22)	—	—	—	(22)	—	(22)
March 31, 2024	2,679	$27	$55,175	$(8,244)	$(1,894)	$(913)	$44,151	$964	$45,115
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(9,986)	—	(9,986)	10	(9,976)
Other comprehensive income (loss)	—	—	—	—	—	23	23	(3)	20
Share-based compensation	—	—	151	—	—	—	151	—	151
Tax settlements associated with share-based plans	—	—	(2)	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Issuance of stock in connection with share-based plans	2	—	6	—	—	—	6	—	6
Redeemable noncontrolling interest adjustments to redemption value	—	—	2	—	—	—	2	—	2
June 30, 2024	2,681	$27	$55,332	$(8,244)	$(11,880)	$(890)	$34,345	$952	$35,297

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
NOTE 2. GOODWILL AND INTANGIBLE ASSETS
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives on an annual basis, and between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.
The Company continues to monitor its reporting units for triggers that could impact recoverability of goodwill. These potential triggers include, but are not limited to, the following:
•the delta between market capitalization and book value;
•uncertainty related to affiliate and sports rights renewals associated with the Company’s Networks and DTC reporting units;

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•declining levels of global GDP growth and continued softness in the U.S. linear advertising market associated with the Company’s Networks reporting unit;
•content licensing trends in our Studios reporting unit; and
•risks in executing the projected growth strategies of the Company’s DTC reporting unit.
During the three months ended June 30, 2024, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and concluded the delta between market capitalization and book value, continued softness in the U.S. linear advertising market, and uncertainty related to affiliate and sports rights renewals, including the NBA (see Note 17), represented a triggering event in the second quarter of 2024 for the Networks reporting unit.
As a result, the Company elected to perform a quantitative impairment assessment for all of its reporting units in the second quarter of 2024. Based on the results of the quantitative impairment test, the Studios reporting unit had fair value in excess of carrying value of 19% and the DTC reporting unit had fair value in excess of carrying value of greater than 20%.
For the Networks reporting unit, fair value was determined using a Discounted Cash Flow (“DCF”) method. The key judgments and assumptions used in the DCF method to determine the fair value of the Networks reporting unit were as follows:
•    The expected future cash flows in terms of their amount and timing. These cash flows, utilized in the DCF analysis, are derived from the reporting unit’s budget and its strategic long-term plan, which reflect expectations based upon operating performance and assumptions consistent with those of a market participant with regards to affiliate revenue, sports rights, and continued softness in the U.S. linear advertising market.
•    Long-term growth rate of negative 3%.
•    A discount rate of 10.5%. This is reflective of the risks inherent in the future cash flows of the reporting unit and market conditions.
Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the valuations.
The carrying value of the Networks reporting unit exceeded its fair value and the Company recorded a pre-tax, non-cash goodwill impairment charge of $9.1 billion in impairments and loss on dispositions on the consolidated statements of operations. The goodwill impairment charge does not have an impact on the calculation of the Company’s financial covenants under the Company's debt arrangements.
As of June 30, 2024, the carrying value of remaining goodwill assigned to the Networks reporting unit was $8.4 billion and the net assets of the reporting unit were approximately $25.6 billion. The Networks segment included accumulated impairments of $10.8 billion and $1.6 billion as of June 30, 2024 and December 31, 2023, respectively.
Fair Value Measurements
The determination of fair value of the Company’s reporting units represents a Level 3 fair value measurement in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. Changes in significant judgments and estimates could significantly impact the determined fair value of the reporting unit or the valuation of intangible assets. Changes to assumptions that would decrease the fair value of the reporting unit may result in corresponding increases to the impairment of goodwill at the reporting unit.
NOTE 3. RESTRUCTURING AND OTHER CHARGES
In connection with the completion of its merger (the “Merger”) with the WarnerMedia business (the “WarnerMedia Business”) of AT&T Inc. on April 8, 2022, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company, which includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, the merger-related restructuring program is expected to be substantially completed by the end of 2024. During the three months ended June 30, 2024, the Company initiated an organizational and personnel restructuring plan and, during 2023, initiated a strategic realignment plan associated with its Warner Bros. Pictures Animation group.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Studios	$19	$10	$30	$86
Networks	42	110	53	113
DTC	15	18	17	27
Corporate and inter-segment eliminations	41	8	52	15
Total restructuring and other charges	$117	$146	$152	$241
During the three months ended June 30, 2024, restructuring and other charges were primarily related to organization restructuring costs. During the three months ended June 30, 2023, restructuring and other charges primarily included contract terminations and facility consolidation activities of $15 million, organization restructuring costs of $124 million, and other charges of $7 million. Facility consolidation impairment charges of $231 million were recorded in impairment and loss on dispositions in the consolidated statements of operations during the three months ended June 30, 2024. (See Note 13.)
During the six months ended June 30, 2024, restructuring and other charges were primarily related to organization restructuring costs. During the six months ended June 30, 2023, restructuring and other charges primarily included contract terminations and facility consolidation activities of $71 million, organization restructuring of $159 million, and other charges of $11 million.
Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2023	$98	$202	$80	$80	$460
Employee termination accruals, net	29	54	21	47	151
Other accruals	—	(2)	(4)	3	(3)
Cash paid	(57)	(80)	(40)	(78)	(255)
June 30, 2024	$70	$174	$57	$52	$353
NOTE 4. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended June 30, 2024
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$3	$2,675	$2,202	$(1)	$4,879
Advertising	—	2,214	240	(24)	2,430
Content	2,237	299	123	(550)	2,109
Other	209	84	3	(1)	295
Total	$2,449	$5,272	$2,568	$(576)	$9,713

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$3	$2,941	$2,192	$(1)	$5,135
Advertising	4	2,448	121	(54)	2,519
Content	2,398	284	410	(646)	2,446
Other	176	85	9	(12)	258
Total	$2,581	$5,758	$2,732	$(713)	$10,358

	Six Months Ended June 30, 2024
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$8	$5,472	$4,387	$(3)	$9,864
Advertising	4	4,201	415	(42)	4,578
Content	4,860	563	222	(978)	4,667
Other	398	161	4	(1)	562
Total	$5,270	$10,397	$5,028	$(1,024)	$19,671

	Six Months Ended June 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$6	$5,936	$4,357	$(1)	$10,298
Advertising	7	4,685	224	(99)	4,817
Content	5,425	529	595	(1,149)	5,400
Other	355	189	11	(12)	543
Total	$5,793	$11,339	$5,187	$(1,261)	$21,058
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	June 30, 2024	December 31, 2023
Contract liabilities	Deferred revenues	$2,022	$1,924
Contract liabilities	Other noncurrent liabilities	215	160
For the six months ended June 30, 2024 and 2023, respectively, revenues of $1,046 million and $1,102 million were recognized that were included in deferred revenues as of December 31, 2023 and December 31, 2022, respectively. Contract assets were not material as of June 30, 2024 and December 31, 2023.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Remaining Performance Obligations
As of June 30, 2024, $11,456 million of revenue is expected to be recognized from remaining performance obligations under our long-term contracts. The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	June 30, 2024	Duration
Distribution - fixed price or minimum guarantee	$3,301	Through 2031
Content licensing and sports sublicensing	5,421	Through 2030
Brand licensing	2,121	Through 2043
Advertising	613	Through 2027
Total	$11,456
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
NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During the three months ended June 30, 2024, the Company amended its revolving receivables program to reduce the facility limit to $5,200 million and extend the program to June 2025. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,068 million as of June 30, 2024.
The Company recognized $37 million and $88 million for the three and six months ended June 30, 2024, respectively, and $9 million and $42 million for the three and six months ended June 30, 2023, respectively, in selling, general and administrative expenses in the consolidated statements of operations from the revolving receivables program (net of non-designated derivatives). (See Note 9.)
The following table presents a summary of receivables sold (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross receivables sold/cash proceeds received	$3,540	$3,637	$7,496	$6,416
Collections reinvested under revolving agreement	(3,643)	(3,642)	(7,630)	(6,487)
Net cash proceeds remitted	$(103)	$(5)	$(134)	$(71)
Net receivables sold	$3,529	$3,606	$7,443	$6,304
Obligations recorded (Level 3)	$86	$112	$239	$260
The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	June 30, 2024	December 31, 2023
Gross receivables pledged as collateral	$2,883	$3,088
Restricted cash pledged as collateral	$—	$500
Balance sheet classification:
Receivables, net	$2,567	$2,780
Prepaid expenses and other current assets	$—	$500
Other noncurrent assets	$316	$308

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement was $57 million for the six months ended June 30, 2024. Total trade accounts receivable sold under the Company’s factoring arrangement was $72 million for the six months ended June 30, 2023. The impact to the consolidated statements of operations was immaterial for the three and six months ended June 30, 2024 and 2023. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.
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

	June 30, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$1,927	$—	$1,927
Completed and not released	425	—	425
In production and other	1,380	—	1,380

Television production costs:
Released, less amortization	1,365	5,552	6,917
Completed and not released	681	731	1,412
In production and other	325	2,011	2,336
Total theatrical film and television production costs	$6,103	$8,294	$14,397
Licensed content and advances, net			4,455
Live programming and advances, net			1,317
Game development costs, less amortization			515
Total film and television content rights and games			20,684
Less: Current content rights and prepaid license fees, net			(674)
Total noncurrent film and television content rights and games			$20,010

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,823	$—	$2,823
Completed and not released	107	—	107
In production and other	1,300	—	1,300

Television production costs:
Released, less amortization	1,471	5,317	6,788
Completed and not released	380	606	986
In production and other	417	2,624	3,041
Total theatrical film and television production costs	$6,498	$8,547	$15,045
Licensed content and advances, net			4,519
Live programming and advances, net			1,943
Game development costs, less amortization			565
Total film and television content rights and games			22,072
Less: Current content rights and prepaid license fees, net			(843)
Total noncurrent film and television content rights and games			$21,229
Content amortization consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Predominantly monetized individually	$754	$1,031	$1,676	$2,562
Predominantly monetized as a group	3,114	3,579	5,893	6,675
Total content amortization	$3,868	$4,610	$7,569	$9,237
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments were $52 million and $178 million, respectively, for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, content impairments were $28 million and $124 million, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	June 30, 2024	December 31, 2023
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$218	$249
nC+	Other noncurrent assets	32%	141	142
TNT Sports	Other noncurrent assets	50%	100	102
Other	Other noncurrent assets		397	503
Total equity method investments			856	996

Investments with readily determinable fair values	Other noncurrent assets		45	53

Investments without readily determinable fair values	Other noncurrent assets(a)		417	438
Total investments			$1,318	$1,487
(a) Investments without readily determinable fair values included $17 million as of June 30, 2024 and December 31, 2023, respectively that were included in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2024, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $675 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $655 million as of June 30, 2024 and $697 million as of December 31, 2023. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations. VIE losses were $11 million and $25 million for the three months ended June 30, 2024 and 2023, respectively, and $38 million and $53 million for six months ended June 30, 2024 and 2023, respectively.
In May 2024, the Company sold its 50% interest in All3Media, an equity method investment, for proceeds of $324 million and recorded a gain of $203 million in other income (expense), net in the consolidated statements of operations (in millions).
NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of June 30, 2024	June 30, 2024	December 31, 2023
Floating rate senior notes with maturities of 5 years or less	—%	$—	$40
Senior notes with maturities of 5 years or less	4.04%	14,785	13,664
Senior notes with maturities between 5 and 10 years	4.37%	7,902	8,607
Senior notes with maturities greater than 10 years	5.19%	18,314	21,644
Total debt		41,001	43,955
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(43)	(286)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		40,958	43,669
Current portion of debt		(3,669)	(1,780)
Noncurrent portion of debt		$37,289	$41,889

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended June 30, 2024, the Company commenced a tender offer to purchase for cash up to $2.61 billion in aggregate purchase price (excluding accrued and unpaid interest) of (i) DCL’s outstanding 3.900% Senior Notes due 2024, 4.000% Senior Notes due 2055, 4.650% Senior Notes due 2050, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043, 5.200% Senior Notes due 2047, and 5.300% Senior Notes due 2049, (ii) Scripps Networks’ outstanding 3.900% Senior Notes due 2024, (iii) the legacy WarnerMedia Business’s outstanding 4.650% Senior Notes due 2044, 4.850% Senior Notes due 2045, 4.900% Senior Notes due 2042, and 5.350% Senior Notes due 2043, and (iv) WMH’s outstanding 5.050% Senior Notes due 2042, which was funded using the aggregate net proceeds from debt financing transactions together with available cash on hand and other available sources of liquidity. The Company completed the tender offer in June 2024 by purchasing senior notes in the aggregate principal amount of $3,399 million validly tendered and accepted for purchase pursuant to the offer and recorded a gain on extinguishment of $542 million. The Company also repaid in full at maturity $48 million of aggregate principal amount outstanding of its senior notes due June 2024.
During the three months ended June 30, 2024, the Company issued €650 million of 4.302% fixed rate senior notes due January 2030 and €850 million of 4.693% fixed rate senior notes due May 2033, the proceeds of which were used to fund the tender offer. After December 2029 and February 2033, respectively, the senior notes are redeemable at par plus accrued and unpaid interest.
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
As of June 30, 2024, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), Discovery Communications, LLC (“DCL”) (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (“WMH”) (to the extent it is not the primary obligor on such senior notes), except for $1.0 billion of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $22 million of un-exchanged senior notes issued by Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
The Company has a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and has the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Company may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Company’s commercial paper program is supported by the Credit Facility. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under its Credit Facility or its commercial paper program.
Credit Agreement Financial Covenants
The Revolving Credit Agreement includes financial covenants that require the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 5.75 to 1.00 following the closing of the Merger, with step-downs to 5.00 to 1.00 and 4.50 to 1.00 upon completion of the first full quarter following the first and second anniversaries of the closing, respectively. As of June 30, 2024, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company is exposed to foreign currency exchange rate market risk and interest rate fluctuations. As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign currency forward contracts, fixed-to-fixed currency swaps, total return swaps and interest rate swaps to hedge certain foreign currency, market value and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
There were no amounts eligible to be offset under master netting agreements as of June 30, 2024 and December 31, 2023. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the impact of derivative financial instruments on the Company’s consolidated balance sheets (in millions).

	June 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,472	$35	$3	$23	$3	$1,484	$40	$8	$37	$8
Net investment hedges: (a)
Cross-currency swaps	1,686	30	18	4	21	1,779	23	12	7	42
Fair value hedges:
Interest rate swaps	1,500	5	—	—	4	1,500	7	—	—	5
No hedging designation:
Foreign exchange	1,097	21	3	5	102	1,058	1	1	1	83
Interest rate swaps	3,000	28	—	—	—	—	—	—	—	—
Total return swaps	439	5	—	—	—	395	19	—	—	—
Total		$124	$24	$32	$130		$90	$21	$45	$138
(a) Excludes £145 million and £402 million of sterling notes ($183 million and $513 million equivalent at June 30, 2024 and December 31, 2023, respectively), and €1,500 million of euro notes ($1,608 million equivalent at June 30, 2024) designated as a net investment hedge. (See Note 8.)
Derivatives Designated for Hedge Accounting
Cash Flow Hedges
The Company uses foreign exchange forward contracts to mitigate the foreign currency risk related to revenues, production rebates and production expenses. As production spend occurs or when rebate receivables are recognized, foreign forward exchange contracts designated as cash flow hedges are de-designated. Upon de-designation, gains and losses on these derivatives directly impact earnings in the same line and same period as the hedged risk.
In April 2023, the Company unwound cross-currency swaps related to its Sterling debt and recognized a gain of $76 million as an adjustment to other comprehensive income. The Sterling debt was subsequently re-designated as a net investment hedge effective May 2023, and in May 2024, the Company de-designated £255 million of the Sterling debt.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$15	$19	$31	$20
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	1	(1)	3	(2)
Foreign exchange - costs of revenues	(4)	(11)	7	(9)
Foreign exchange - other income (expense), net	—	18	—	18
Interest rate - interest expense, net	(1)	—	(2)	1
Interest rate - gain (loss) on extinguishment of debt	(4)	—	(4)	—
Interest rate - other income (expense), net	5	—	5	—
If current fair values of designated cash flow hedges as of June 30, 2024 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 31 years.
Net Investment Hedges
The Company uses fixed-to-fixed cross currency swaps to mitigate foreign currency risk associated with the net assets of non-USD functional entities.
During the three months ended June 30, 2024, to mitigate the currency risk associated with the net assets of non-USD functional entities, the Company designated its Euro denominated debt issued in May 2024 as a net investment hedge (See Note 8) and designated an additional €300 million of fixed-to-fixed cross currency swaps as a net investment hedge. During the three months ended June 30, 2023, to mitigate the currency risk associated with the net assets of non-USD functional entities, the Company re-designated its Sterling denominated debt due in 2024 as a net investment hedge after the unwind of the cash flow hedge previously noted.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2024	2023		2024	2023
Cross currency swaps	$14	$3	Interest expense, net	$6	$6
Euro-denominated notes (foreign denominated debt)	21	—	N/A	—	—
Sterling notes (foreign denominated debt)	—	(6)	N/A	—	—
Total	$35	$(3)		$6	$6

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2024	2023		2024	2023
Cross currency swaps	$39	$25	Interest expense, net	$12	$11
Euro-denominated notes (foreign denominated debt)	21	5	N/A	—	—
Sterling notes (foreign denominated debt)	4	(6)	N/A	—	—
Total	$64	$24		$12	$11
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
The following table presents fair value hedge adjustments to hedged borrowings (in millions).

	Carrying Amount of Hedged Borrowings		Cumulative Amount of Fair Value Hedging Adjustments Included in Hedged Borrowings
Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Noncurrent portion of debt	$1,501	$1,502	$1	$2
The following table presents the pretax impact of derivatives designated as fair value hedges on income, including offsetting changes in fair value of the hedged items (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) on changes in fair value of hedged fixed rate debt (1)	$1	$11	$1	$(1)
(Loss) gain on changes in the fair value of derivative contracts (1)	(1)	(11)	(1)	1
Total in interest expense, net	$—	$—	$—	$—

(1) Accrued interest expense related to the hedged debt and derivative contracts is excluded from the amounts above and was $27 million as of June 30, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$7	$62	$28	$62
Total return swaps	1	13	20	31
Total in selling, general and administrative expense	8	75	48	93

Interest rate swaps	(5)	—	(3)	—
Cross-currency swaps	—	1	—	1
Foreign exchange derivatives	(17)	(1)	(25)	2
Total in other income (expense), net	(22)	—	(28)	3
Total	$(14)	$75	$20	$96
NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2024
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$412	$—	$412
Equity securities:
Money market fund	Cash and cash equivalents	35	—	—	35
Mutual funds	Prepaid expenses and other current assets	18	—	—	18
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	216	—	—	216
Company-owned life insurance contracts	Other noncurrent assets	—	101	—	101
Total		$269	$514	$—	$783
Liabilities
Deferred compensation plan	Accrued liabilities	$63	$—	$—	$63
Deferred compensation plan	Other noncurrent liabilities	635	—	—	635
Total		$698	$—	$—	$698

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2024 and December 31, 2023. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $36.4 billion and $40.5 billion as of June 30, 2024 and December 31, 2023, respectively.
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

	Six Months Ended June 30, 2024
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	6.1	$8.66
RSUs	53.2	$8.68
Stock options	4.1	$8.67
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2024 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$81	1.7
RSUs	696	1.9
Stock options	106	2.3
Total unrecognized compensation cost	$883

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. INCOME TAXES
Income tax benefit was $7 million and $260 million for the three months ended June 30, 2024 and 2023, respectively, and income tax (expense) benefit was $(129) million and $438 million for the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, the Company recorded a non-cash goodwill impairment charge of $9.1 billion, the majority of which was not deductible for tax purposes. (See Note 2.) The increase in income tax expense for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily attributable to an increase in pre-tax book income excluding the non-cash goodwill impairment charge, the effect of foreign operations, including the tax attribute carryforwards in jurisdictions for which no tax benefit can be recognized, and an increase in uncertain tax positions, primarily attributable to a one-time favorable audit resolution reserve release included in the 2023 income tax benefit for the three and six months ended June 30, 2023.
Income tax expense for the three and six months ended June 30, 2024 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the non-deductible goodwill impairment charge and the effect of foreign operations.
As of June 30, 2024 and December 31, 2023, the Company’s reserves for uncertain tax positions totaled $2,366 million and $2,147 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company’s uncertain tax positions could decrease by as much as $91 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of June 30, 2024 and December 31, 2023, the Company had accrued $652 million and $571 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of June 30, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income (Expense), net
Other income (expense), net, consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency losses, net	$(54)	$(4)	$(191)	$(97)
(Losses) gains on derivative instruments, net	(17)	—	(23)	3
Change in the value of investments with readily determinable fair value	(1)	(8)	(2)	21
Gain on sale of equity method investments	203	—	203	—
Change in fair value of equity investments without readily determinable fair value	(13)	(3)	(27)	(71)
Interest income	63	40	123	85
Indemnification receivable accrual	6	—	96	5
Other (loss) income, net	(15)	2	(21)	8
Total other income (expense), net	$172	$27	$158	$(46)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2024	2023
Cash paid for taxes, net	$484	$830
Cash paid for interest, net	1,061	1,137
Non-cash investing and financing activities:
Accrued purchases of property and equipment	38	72
Assets acquired under finance lease and other arrangements	224	72
Assets held for sale	—	25
Settlement of PRSU awards	40	13
Cash, Cash Equivalents, and Restricted Cash

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$3,613	$3,780
Restricted cash - recorded in prepaid expenses and other current assets (1)	4	539
Total cash, cash equivalents, and restricted cash	$3,617	$4,319

(1) Restricted cash at December 31, 2023 primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 5 and Note 9.)
Earnings Per Share
The table below presents a reconciliation of net loss available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,028)	$(1,220)	$(10,983)	$(2,280)
Less:
Net income attributable to noncontrolling interests	(10)	(16)	(17)	(24)
Net income attributable to redeemable noncontrolling interests	52	(4)	48	(5)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	—	(4)	—
Net loss available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$(9,986)	$(1,240)	$(10,956)	$(2,309)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive share-based awards	106	73	73	67
Supplier Finance Programs
As of June 30, 2024 and December 31, 2023, the Company has confirmed $384 million and $338 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Leases
In May 2024, the Company subleased two separate portions of its Hudson Yards, New York office. As a result of executing the subleases, recoverability tests were performed and the Company recorded a combined right-of-use (“ROU”) asset impairment charge of $231 million. The ROU asset impairment charge was recorded in impairment and loss on dispositions in the consolidated statements of operations.
Other than the item disclosed above, no other material changes have occurred to the Company’s lease portfolio for the periods presented. Refer to the Company’s 2023 Form 10-K for more information on the Company’s leases.
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(875)	$22	$(60)	$(913)
Other comprehensive income (loss) before reclassifications	9	12	—	21
Reclassifications from accumulated other comprehensive loss to net income	—	2	—	2
Other comprehensive income (loss)	9	14	—	23
Ending balance	$(866)	$36	$(60)	$(890)

	Three Months Ended June 30, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,072)	$15	$(48)	$(1,105)
Other comprehensive income (loss) before reclassifications	60	11	(4)	67
Reclassifications from accumulated other comprehensive loss to net income	—	(4)	—	(4)
Other comprehensive income (loss)	60	7	(4)	63
Ending balance	$(1,012)	$22	$(52)	$(1,042)

	Six Months Ended June 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(699)	$18	$(60)	$(741)
Other comprehensive income (loss) before reclassifications	(167)	25	—	(142)
Reclassifications from accumulated other comprehensive loss to net income	—	(7)	—	(7)
Other comprehensive income (loss)	(167)	18	—	(149)
Ending balance	$(866)	$36	$(60)	$(890)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,498)	$14	$(39)	$(1,523)
Other comprehensive income (loss) before reclassifications	486	14	(13)	487
Reclassifications from accumulated other comprehensive loss to net income	—	(6)	—	(6)
Other comprehensive income (loss)	486	8	(13)	481
Ending balance	$(1,012)	$22	$(52)	$(1,042)
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
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues and service charges:
Liberty Group	$34	$456	$479	$974
Equity method investees	154	118	300	293
Other	51	47	113	94
Total revenues and service charges	$239	$621	$892	$1,361
Expenses	$83	$93	$160	$192
Distributions to noncontrolling interests and redeemable noncontrolling interests	$31	$32	$161	$269
The table below presents receivables due from and payables due to related parties (in millions).

	June 30, 2024	December 31, 2023
Receivables	$223	$363
Payables	$20	$18
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
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include advertising and content licenses. The Company records inter-segment transactions of content licenses at market value. The Company does not report assets by segment because it is not used to allocate resources or evaluate segment performance.
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
The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content (which is included in consolidated costs of revenues), and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP. We prospectively updated certain corporate allocations at the beginning of 2024. The impact to prior periods was immaterial.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present summarized financial information for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Studios	$2,449	$2,581	$5,270	$5,793
Networks	5,272	5,758	10,397	11,339
DTC	2,568	2,732	5,028	5,187
Corporate	1	(1)	2	(1)
Inter-segment eliminations	(577)	(712)	(1,026)	(1,260)
Total revenues	$9,713	$10,358	$19,671	$21,058
Reconciliation of segment adjusted EBITDA to loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Studios	$210	$306	$394	$913
Networks	1,998	2,166	4,117	4,459
DTC	(107)	(3)	(21)	47
Segment Adjusted EBITDA	2,101	2,469	4,490	5,419
Depreciation and amortization	1,744	1,914	3,632	3,972
Employee share-based compensation	156	135	255	241
Restructuring and other charges	117	146	152	241
Transaction and integration costs	51	47	132	94
Facility consolidation costs	5	23	7	23
Impairment and amortization of fair value step-up for content	522	762	757	1,593
Amortization of capitalized interest for content	13	22	30	22
Impairments and loss on dispositions	9,395	6	9,407	37
Corporate	285	245	631	600
Inter-segment eliminations	21	75	(38)	59
Other (income) expense, net	(172)	(27)	(158)	46
Loss from equity investees, net	23	22	71	59
(Gain) loss on extinguishment of debt	(542)	5	(567)	5
Interest expense, net	518	574	1,033	1,145
Loss before income taxes	$(10,035)	$(1,480)	$(10,854)	$(2,718)
NOTE 17. SUBSEQUENT EVENTS
As of August 7, 2024, the NBA has not renewed its existing license agreement with the Company to distribute NBA games, which will expire at the end of the 2024-2025 NBA season. In July 2024, the Company exercised its contractual right under the license agreement to match any third-party offer to distribute NBA games received by the NBA and made an offer that was subsequently rejected by the NBA. On July 26, 2024, the Company filed a complaint against the NBA in the Supreme Court of the State of New York to enforce its contractual rights under the license agreement.

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
Other headwinds in the industry, such as continued pressures on linear distribution and continued softness in the U.S. linear advertising market, have had, and are expected to continue to have, a material impact on the operations and results of the Company, including a negative impact on the results of operations attributed to declines in linear advertising revenue. In addition, declines in linear subscribers are expected to continue throughout 2024. The increase of digital advertising available in the marketplace has also resulted in, and is expected to continue to result in, increased competition for advertising expenditures for both traditional linear networks and ad-supported tiers in streaming services.
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
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company’s ongoing restructuring and transformation initiatives includes, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, this restructuring program is expected to be substantially completed by the end of 2024. We expect to incur up to $5.3 billion in pre-tax charges, of which we have incurred $4.5 billion as of June 30, 2024 related to this plan. Of the total expected pre-tax charges, we expect total cash expenditures to be $1.0 - $ 1.5 billion.

As of June 30, 2024, we classified our operations in three reportable segments:
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
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,879	$5,135	(5)%	(4)%
Advertising	2,430	2,519	(4)%	(3)%
Content	2,109	2,446	(14)%	(13)%
Other	295	258	14%	16%
Total revenues	9,713	10,358	(6)%	(5)%
Costs of revenues, excluding depreciation and amortization	6,204	6,636	(7)%	(6)%
Selling, general and administrative	2,461	2,562	(4)%	(3)%
Depreciation and amortization	1,744	1,914	(9)%	(9)%
Restructuring and other charges	117	146	(20)%	(19)%
Impairments and loss on dispositions	9,395	6	NM	NM
Total costs and expenses	19,921	11,264	77%	78%
Operating loss	(10,208)	(906)	NM	NM
Interest expense, net	(518)	(574)
Gain (loss) on extinguishment of debt	542	(5)
Loss from equity investees, net	(23)	(22)
Other income, net	172	27
Loss before income taxes	(10,035)	(1,480)
Income tax benefit	7	260
Net loss	(10,028)	(1,220)
Net income attributable to noncontrolling interests	(10)	(16)
Net loss (income) attributable to redeemable noncontrolling interests	52	(4)
Net loss available to Warner Bros. Discovery, Inc.	$(9,986)	$(1,240)

	Six Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$9,864	$10,298	(4)%	(3)%
Advertising	4,578	4,817	(5)%	(5)%
Content	4,667	5,400	(14)%	(13)%
Other	562	543	3%	3%
Total revenues	19,671	21,058	(7)%	(6)%
Costs of revenues, excluding depreciation and amortization	12,262	13,321	(8)%	(7)%
Selling, general and administrative	4,693	4,950	(5)%	(5)%
Depreciation and amortization	3,632	3,972	(9)%	(9)%
Restructuring and other charges	152	241	(37)%	(37)%
Impairments and loss on dispositions	9,407	37	NM	NM
Total costs and expenses	30,146	22,521	34%	34%
Operating loss	(10,475)	(1,463)	NM	NM
Interest expense, net	(1,033)	(1,145)
Gain (loss) on extinguishment of debt	567	(5)
Loss from equity investees, net	(71)	(59)
Other income (expense), net	158	(46)
Loss before income taxes	(10,854)	(2,718)
Income tax (expense) benefit	(129)	438
Net loss	(10,983)	(2,280)
Net income attributable to noncontrolling interests	(17)	(24)
Net loss (income) attributable to redeemable noncontrolling interests	48	(5)
Net loss available to Warner Bros. Discovery, Inc.	$(10,952)	$(2,309)
NM - Not meaningful
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.
Revenues
Distribution revenue decreased 4% and 3% for the three and six months ended June 30, 2024, respectively, primarily attributable to 9% and 8% declines in Networks domestic linear subscribers for the three and six months ended June 30, 2024, respectively, and lower domestic subscribers at DTC largely resulting from continued linear wholesale subscriber declines in the U.S., partially offset by 5% and 6% increases in domestic contractual affiliate rates for the three and six months ended June 30, 2024, respectively.
Advertising revenue decreased 3% and 5% for the three and six months ended June 30, 2024, respectively, primarily attributable to audience declines in domestic networks of 13% for both the three and six months ended June 30, 2024, respectively, and continued softness in the U.S. linear advertising market, partially offset by higher Max U.S. engagement and ad-lite subscriber growth.
Content revenue decreased 13% for both the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2024 was primarily attributable to lower volume of third-party licensing deals at DTC and a 27% decrease in television product revenue attributable to the timing of initial telecast productions and lower licensing revenue, partially offset by a 19% increase in theatrical product revenue attributable to higher home entertainment revenue due to the performance of Dune: Part Two and higher film rental revenue due to the performance of Godzilla x Kong: The New Empire.
The decrease for the six months ended June 30, 2024 was primarily attributable to a 66% decrease in games revenue due to the performance of Suicide Squad: Kill the Justice League compared to Hogwarts Legacy in the prior year, a 26% decrease in television product revenue attributable to lower initial telecast revenue, as well as fewer television series resulting in lower licensing revenue, and lower volume of third-party licensing deals at DTC, partially offset by a 30% increase in theatrical product revenue attributable to higher film rental revenue due to the performance of Dune: Part Two and Godzilla x Kong: The New Empire.
Other revenue increased 16% and 3% for the three and six months ended June 30, 2024, respectively, primarily attributable to the opening of Warner Bros. Studio Tour Tokyo in June 2023.

Costs of Revenues
Our principal component of costs of revenues is content expense. Content expense includes television/digital series, specials, films, games, and sporting events. Amortization related to both historical cost basis and any fair value adjustments to content arising from business combinations is included in costs of revenues. The costs of producing a content asset and bringing that asset to market consist of production costs, participation costs, and exploitation costs.
Costs of revenues decreased 6% and 7% for the three and six months ended June 30, 2024, respectively, primarily attributable to lower content expense related to the amortization of purchase accounting fair value step-up for content.
Selling, General and Administrative
Selling, general and administrative expenses decreased 3% and 5% for the three and six months ended June 30, 2024, respectively, primarily attributable to lower overhead expenses and lower marketing costs due to the prior year launch of Max in the U.S.
Depreciation and Amortization
Depreciation and amortization decreased 9% for both the three and six months ended June 30, 2024, primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method.
Restructuring and other charges
Restructuring and other charges decreased 19% and 37% for the three and six months ended June 30, 2024, respectively. Restructuring and other charges primarily includes contract terminations, facility consolidation activities, organizational restructuring, and other charges. (See Note 3 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions was $9,395 million and $9,407 million for the three and six months ended June 30, 2024, respectively, primarily attributable to a $9.1 billion pre-tax, non-cash goodwill impairment charge related to the Networks reporting unit (see Note 2 to the accompanying consolidated financial statements) and a $231 million right-of-use (“ROU”) asset impairment charge related to the Hudson Yards, New York office lease. (See Note 13 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased $56 million and $112 million for the three and six months ended June 30, 2024, respectively, primarily attributable to lower debt during the period. (See Note 8 and Note 9 to the accompanying consolidated financial statements.)
Gain (loss) on extinguishment of debt
During the three months ended June 30, 2024, the Company commenced a tender offer to purchase for cash up to $2.61 billion in aggregate purchase price (excluding accrued and unpaid interest) of its senior notes. The Company completed the tender offer in June 2024 by purchasing senior notes in the aggregate principal amount of $3,399 million validly tendered and accepted for purchase pursuant to the offer and recorded a gain on extinguishment of $542 million. (See Note 8 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
Losses from our equity method investees were $23 million and $71 million for the three and six months ended June 30, 2024, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)

Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency losses, net	$(54)	$(4)	$(191)	$(97)
(Losses) gains on derivative instruments, net	(17)	—	(23)	3
Change in the value of investments with readily determinable fair value	(1)	(8)	(2)	21
Gain on sale of equity method investments	203	—	203	—
Change in fair value of equity investments without readily determinable fair value	(13)	(3)	(27)	(71)
Interest income	63	40	123	85
Indemnification receivable accrual	6	—	96	5
Other (loss) income, net	(15)	2	(21)	8
Total other income (expense), net	$172	$27	$158	$(46)
Income Tax Benefit
Income tax benefit was $7 million and $260 million for the three months ended June 30, 2024 and 2023, respectively, and income tax (expense) benefit was $(129) million and $438 million for the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, the Company recorded a non-cash goodwill impairment charge of $9.1 billion, the majority of which was not deductible for tax purposes. (See Note 2.) The increase in income tax expense for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily attributable to an increase in pre-tax book income excluding the non-cash goodwill impairment charge, the effect of foreign operations, including the tax attribute carryforwards in jurisdictions for which no tax benefit can be recognized, and an increase in uncertain tax positions, primarily attributable to a one-time favorable audit resolution reserve release included in the 2023 income tax benefit for the three and six months ended June 30, 2023.
Income tax expense for the three and six months ended June 30, 2024 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the non-deductible goodwill impairment charge and the effect of foreign operations.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of June 30, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
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

The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content (which is included in consolidated costs of revenues), and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. Adjusted EBITDA should be considered in addition to, but not a substitute for, operating income, net income, and other measures of financial performance reported in accordance with U.S. GAAP. We prospectively updated certain corporate allocations at the beginning of 2024. The impact to prior periods was immaterial.
The table below presents our Adjusted EBITDA for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Studios	$210	$306	(31)%	$394	$913	(57)%
Networks	$1,998	$2,166	(8)%	$4,117	$4,459	(8)%
DTC	$(107)	$(3)	NM	$(21)	$47	NM
Corporate	$(285)	$(245)	(16)%	$(631)	$(600)	(5)%
Inter-segment eliminations	$(21)	$(75)	72%	$38	$(59)	NM

Studios Segment
The following tables present, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$3	$3	—%	—%
Advertising	—	4	NM	NM
Content	2,237	2,398	(7)%	(6)%
Other	209	176	19%	20%
Total revenues	2,449	2,581	(5)%	(4)%
Costs of revenues, excluding depreciation and amortization	1,601	1,645	(3)%	(3)%
Selling, general and administrative	638	630	1%	2%
Adjusted EBITDA	210	306	(31)%	(24)%
Depreciation and amortization	174	143
Restructuring and other charges	19	10
Transaction and integration costs	1	2
Facility consolidation costs	1	—
Impairment and amortization of fair value step-up for content	83	271
Amortization of capitalized interest for content	13	22
Impairments and loss on dispositions	(1)	(1)
Operating loss	$(80)	$(141)

	Six Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$8	$6	33%	33%
Advertising	4	7	(43)%	(43)%
Content	4,860	5,425	(10)%	(10)%
Other	398	355	12%	12%
Total revenues	5,270	5,793	(9)%	(9)%
Costs of revenues, excluding depreciation and amortization	3,620	3,604	—%	—%
Selling, general and administrative	1,256	1,276	(2)%	(2)%
Adjusted EBITDA	394	913	(57)%	(55)%
Depreciation and amortization	360	315
Employee share-based compensation	(1)	—
Restructuring and other charges	30	86
Transaction and integration costs	2	4
Facility consolidation costs	1	—
Impairment and amortization of fair value step-up for content	11	713
Amortization of capitalized interest for content	30	22
Inter-segment eliminations	—	1
Impairments and loss on dispositions	(1)	(1)
Operating income (loss)	$(38)	$(227)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented 3% of total revenues and operating expenses for this segment for the three and six months ended June 30, 2024.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.

Revenues
Content revenue decreased 6% for the three months ended June 30, 2024, primarily attributable to a 27% decrease in television product revenue and a 41% decrease in games revenue, partially offset by a 19% increase in theatrical product revenue.
•The decrease in television product revenue was attributable to the timing of initial telecast productions and lower licensing revenue.
•The decrease in games revenue was attributable to the weak performance of Suicide Squad: Kill the Justice League, which was released in the first quarter of 2024 as compared to the strong performance of Hogwarts Legacy, which was released in the first quarter of 2023.
•The increase in theatrical product revenue was attributable to higher home entertainment revenue due to the performance of Dune: Part Two and higher film rental revenue due to the performance of Godzilla x Kong: The New Empire, which was released in the first quarter of 2024.
Content revenue decreased 10% for the six months ended June 30, 2024, primarily attributable to a 66% decrease in games revenue and a 26% decrease in television product revenue, partially offset by a 30% increase in theatrical product revenue.
•The decrease in games revenue was attributable to the weak performance of Suicide Squad: Kill the Justice League, which was released in the first quarter of 2024 as compared to the strong performance of Hogwarts Legacy, which was released in the first quarter of 2023.
•The decrease in television product revenue was attributable to lower initial telecast revenue, reflecting lower episode deliveries as a result of the WGA and SAG-AFTRA strikes in the prior year and the timing of television production, as well as fewer television series resulting in lower licensing revenue.
•The increase in theatrical product revenue was attributable to higher film rental revenue due to the performance of Dune: Part Two and Godzilla x Kong: The New Empire, which were released in the first quarter of 2024, as well as higher carryover from releases in the fourth quarter of 2023 compared to the fourth quarter of 2022, and higher home entertainment revenue due to the performance of Dune: Part Two, Wonka, and Aquaman and the Lost Kingdom.
Other revenue increased 20% and 12% for the three and six months ended June 30, 2024, respectively, primarily attributable to the opening of Warner Bros. Studio Tour Tokyo in June 2023.
Costs of Revenues
Costs of revenues decreased 3% and were flat for the three and six months ended June 30, 2024, respectively. The decrease for the three months ended June 30, 2024 was primarily attributable to a 35% decline in television product content expense commensurate with lower television revenue, partially offset by 38% higher theatrical product content expense commensurate with higher theatrical revenue. For the six months ended June 30, 2024, a 29% decrease in television product content expense commensurate with lower television revenue was offset by a 40% increase in theatrical product content expense commensurate with higher theatrical revenue.
Selling, General and Administrative
Selling, general and administrative expenses increased 2% and decreased 2% for the three and six months ended June 30, 2024, respectively. The increase for the three months ended June 30, 2024 was primarily attributable to higher marketing expense. The decrease for the six months ended June 30, 2024 was primarily attributable to lower overhead expenses, partially offset by higher marketing expense.
Adjusted EBITDA
Adjusted EBITDA decreased 24% and 55% for the three and six months ended June 30, 2024, respectively.

Networks Segment
The tables below present, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,675	$2,941	(9)%	(8)%
Advertising	2,214	2,448	(10)%	(9)%
Content	299	284	5%	5%
Other	84	85	(1)%	1%
Total revenues	5,272	5,758	(8)%	(8)%
Costs of revenues, excluding depreciation and amortization	2,531	2,849	(11)%	(10)%
Selling, general and administrative	743	743	—%	1%
Adjusted EBITDA	1,998	2,166	(8)%	(7)%
Depreciation and amortization	1,052	1,262
Restructuring and other charges	42	110
Transaction and integration costs	(1)	8
Impairment and amortization of fair value step-up for content	294	279
Inter-segment eliminations	—	22
Impairments and loss on dispositions	9,154	4
Operating (loss) income	$(8,543)	$481

	Six Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$5,472	$5,936	(8)%	(7)%
Advertising	4,201	4,685	(10)%	(10)%
Content	563	529	6%	7%
Other	161	189	(15)%	(16)%
Total revenues	10,397	11,339	(8)%	(8)%
Costs of revenues, excluding depreciation and amortization	4,903	5,443	(10)%	(9)%
Selling, general and administrative	1,377	1,437	(4)%	(3)%
Adjusted EBITDA	4,117	4,459	(8)%	(8)%
Depreciation and amortization	2,157	2,566
Restructuring and other charges	53	113
Transaction and integration costs	—	11
Impairment and amortization of fair value step-up for content	419	400
Inter-segment eliminations	—	15
Impairments and loss on dispositions	9,154	5
Operating (loss) income	$(7,666)	$1,349
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue decreased 8% and 7% for the three and six months ended June 30, 2024, respectively, primarily attributable to a 9% and 8% decline in domestic linear subscribers for the three and six months ended June 30, 2024, respectively, partially offset by a 5% and 6% increase in domestic contractual affiliate rates for the three and six months ended June 30, 2024, respectively. In addition, the exit from the AT&T SportsNet business had unfavorable impacts of $71 million and $148 million for the three and six months ended June 30, 2024, respectively. Declines in linear subscribers are expected to continue throughout 2024.

Advertising revenue decreased 9% and 10% for the three and six months ended June 30, 2024, respectively, primarily attributable to audience declines in domestic networks of 13% for both the three and six months ended June 30, 2024, and continued softness in the U.S. linear advertising market.
Content revenue increased 5% and 7% for the three and six months ended June 30, 2024, respectively, primarily attributable to timing of third party licensing deals, partially offset by lower inter-segment content licensing to DTC.
Costs of Revenues
Costs of revenues decreased 10% and 9% for the three and six months ended June 30, 2024, respectively, primarily attributable to lower content expense, including the allocation of U.S. sports costs to DTC, and our exit from the AT&T SportsNet business, which had a favorable impact to cost of revenues of $98 million and $179 million for the three and six months ended June 30, 2024, respectively.
Selling, General and Administrative
Selling, general and administrative expenses was relatively flat for the three months ended June 30, 2024 and decreased 3% for the six months ended June 30, 2024. The decrease for the six months ended June 30, 2024 was primarily attributable to lower overhead expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 7% and 8% for the three and six months ended June 30, 2024, respectively.
DTC Segment
The following tables present, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,202	$2,192	—%	1%
Advertising	240	121	98%	99%
Content	123	410	(70)%	(70)%
Other	3	9	(67)%	(67)%
Total revenues	2,568	2,732	(6)%	(5)%
Costs of revenues, excluding depreciation and amortization	2,028	1,951	4%	5%
Selling, general and administrative	647	784	(17)%	(17)%
Adjusted EBITDA	(107)	(3)	NM	NM
Depreciation and amortization	460	424
Restructuring and other charges	15	18
Transaction and integration costs	—	1
Facility consolidation costs	3	—
Impairment and amortization of fair value step-up for content	71	104
Impairments and loss on dispositions	11	(4)
Operating loss	$(667)	$(546)

	Six Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,387	$4,357	1%	1%
Advertising	415	224	85%	86%
Content	222	595	(63)%	(62)%
Other	4	11	(64)%	(64)%
Total revenues	5,028	5,187	(3)%	(3)%
Costs of revenues, excluding depreciation and amortization	3,923	3,766	4%	5%
Selling, general and administrative	1,126	1,374	(18)%	(17)%
Adjusted EBITDA	(21)	47	NM	NM
Depreciation and amortization	975	930
Restructuring and other charges	17	27
Transaction and integration costs	—	1
Facility consolidation costs	5	—
Amortization of fair value step-up for content	173	238
Inter-segment eliminations	—	2
Impairments and loss on dispositions	16	1
Operating loss	$(1,207)	$(1,152)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Subscriber information consisted of the following (in millions).

	June 30, 2024	June 30, 2023	% Change
Total Domestic subscribers[1]	52.4	54.0	(3)%
Total International subscribers[1]	50.8	42.6	19%
Total DTC subscribers[1]	103.3	96.6	7%

1Direct-to-Consumer subscriber - We define a “Core DTC Subscription” as:
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
The Company defines a “Premium Sports Product” as a strategically prioritized, sports-focused product sold on a stand-alone basis and made available directly to consumers. The current “independently-branded, regional products” referred to in (iv) above consist of TVN/Player and BluTV. Subscribers to multiple WBD DTC products (listed above) are counted as a paid subscriber for each individual WBD DTC product subscription. We may refer to the aggregate number of DTC Subscriptions as “subscribers”.
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
Domestic subscriber - We define a Domestic subscriber as a subscription based either in the United States of America or Canada.
International subscriber - We define an International subscriber as a subscription based outside of the United States of America or Canada.

Distribution revenue increased 1% for the three and six months ended June 30, 2024, primarily attributable to a 7% increase in subscribers following the launch of Max in Latin America in the first quarter of 2024 and in Europe in the second quarter of 2024, partially offset by continued domestic linear wholesale subscriber declines.
Advertising revenue increased 99% and 86% for the three and six months ended June 30, 2024, respectively, primarily attributable to higher Max domestic engagement and ad-lite subscriber growth.
Global ARPU consisted of the following.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change (ex-FX)	2024	2023	% Change (ex-FX)
Domestic ARPU	$12.08	$11.09	9%	$11.90	$10.95	9%
International ARPU	$3.85	$3.85	5%	$3.80	$3.76	4%
Global ARPU[2]	$8.00	$7.77	4%	$7.91	$7.65	4%
Global ARPU increased 4% for the three and six months ended June 30, 2024, primarily attributable to subscriber growth of the ad-lite tier domestically along with a continuing subscriber mix shift from linear wholesale, partially offset by growth in lower ARPU international markets.
Content revenue decreased 70% and 62% for the three and six months ended June 30, 2024, respectively, primarily attributable to lower volume of third-party licensing deals.
Costs of Revenues
Costs of revenues increased 5% for the three and six months ended June 30, 2024, primarily attributable to higher content expense driven by sports content, partially offset by decreased content licensing costs commensurate with lower content revenue.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 17% for the three and six months ended June 30, 2024, primarily attributable to lower marketing costs due to the prior year launch of Max in the U.S. and lower overhead expenses.
Adjusted EBITDA
Adjusted EBITDA decreased $103 million and $69 million for the three and six months ended June 30, 2024, respectively.
Corporate
The following tables present our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Adjusted EBITDA	$(285)	$(245)	(16)%	(19)%
Depreciation and amortization	58	85
Employee share-based compensation	156	135
Restructuring and other charges	41	10
Transaction and integration costs	51	36
Facility consolidation costs	1	23
Impairment and amortization of fair value step-up for content	1	(8)
Inter-segment eliminations	—	(22)
Impairments and loss on dispositions	231	7
Operating loss	$(824)	$(511)
2ARPU: The Company defines DTC Average Revenue Per User (“ARPU”) as total subscription revenue plus net advertising revenue for the period divided by the daily average number of paying subscribers for the period. Where daily values are not available, the sum of beginning of period and end of period divided by two is used.
Excluded from the ARPU calculation are: (i) Revenue and subscribers for DTC products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-branded, regional products (currently consisting of TVN/Player and BluTV), that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) A limited amount of international discovery+ revenue and subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) Cinemax, Max/HBO hotel and bulk institution (i.e., subscribers billed on a bulk basis), and international basic HBO revenue and subscribers; and (iv) Users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.

	Six Months Ended June 30,
	2024	2023	% Change	% Change (ex-FX)
Adjusted EBITDA	$(631)	$(600)	(5)%	(6)%
Depreciation and amortization	140	161
Employee share-based compensation	256	241
Restructuring and other charges	52	17
Transaction and integration costs	130	78
Facility consolidation costs	1	23
Impairment and amortization of fair value step-up for content	1	(8)
Inter-segment eliminations	—	(18)
Impairments and loss on dispositions	238	32
Operating loss	$(1,449)	$(1,126)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA decreased 19% and 6% for the three and six months ended June 30, 2024, respectively, primarily attributable to higher securitization expense.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Inter-segment revenue eliminations	$(577)	$(712)	$(1,026)	$(1,260)
Inter-segment expense eliminations	(556)	(637)	(1,064)	(1,201)
Adjusted EBITDA	(21)	(75)	38	(59)
Restructuring and other charges	—	(2)	—	(2)
Impairment and amortization of fair value step-up for content	73	116	153	250
Operating loss	$(94)	$(189)	$(115)	$(307)
Inter-segment revenue and expense eliminations primarily represent inter-segment content transactions and marketing and promotion activity between reportable segments. In our current segment structure, in certain instances, production and distribution activities are in different segments. Inter-segment content transactions are presented at market value (i.e., the segment producing and/or licensing the content reports revenue and profit from inter-segment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on the separate “Eliminations” line when presenting our summary of segment results). Generally, timing of revenue recognition is similar to the reporting of third-party transactions. The segment distributing the content, e.g., via our DTC or linear services, capitalizes the cost of inter-segment content transactions, including “mark-ups” and amortizes the costs over the shorter of the license term, if applicable, or the expected period of use. The content amortization expense related to the inter-segment profit is also eliminated on the separate “Eliminations” line when presenting our summary of segment results.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2024, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2024, we had $3.6 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Revolving Credit Facility and Commercial Paper
We have a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and have the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). We may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Revolving Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2024, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the six months ended June 30, 2024, we borrowed and repaid $11,605 million under our Credit Facility and commercial paper program. As of June 30, 2024, we had no outstanding borrowings under the Credit Facility or the commercial paper program.
During the three months ended June 30, 2024, the Company issued €650 million of 4.302% fixed rate senior notes due January 2030 and €850 million of 4.693% fixed rate senior notes due May 2033. After December 2029 and February 2033, respectively, the senior notes are redeemable at par plus accrued and unpaid interest.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,200 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $5,068 million as of June 30, 2024.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. Total trade accounts receivable sold under the Company’s factoring arrangement was $57 million for the six months ended June 30, 2024.
•Investments
In May 2024, we sold our 50% interest in All3Media, an equity method investment, for proceeds of $324 million.
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
•Debt
Floating Rate Notes
During the six months ended June 30, 2024, we repaid $40 million of aggregate principal amount of our floating rate notes due March 2024.
Senior Notes
During the six months ended June 30, 2024, we repurchased or repaid $4,497 million of aggregate principal amount outstanding of our senior notes. In addition, we have $506 million of senior notes coming due in September 2024, and an additional $3,165 million of senior notes coming due through June 30, 2025.
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
•Capital Expenditures
We effected capital expenditures of $447 million during the six months ended June 30, 2024, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the six months ended June 30, 2024, we contributed $68 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
We had redeemable equity balances of $118 million at June 30, 2024, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $161 million and $269 million for the six months ended June 30, 2024 and 2023, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2024, we made cash payments of $484 million and $1,061 million for income taxes and interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents, and restricted cash, beginning of period	$4,319	$3,930
Cash provided by operating activities	1,813	1,383
Cash used in investing activities	(137)	(567)
Cash used in financing activities	(2,274)	(1,683)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(104)	14
Net change in cash, cash equivalents, and restricted cash	(702)	(853)
Cash, cash equivalents, and restricted cash, end of period	$3,617	$3,077

Operating Activities
Cash provided by operating activities was $1,813 million and $1,383 million during the six months ended June 30, 2024 and 2023, respectively. The increase in cash provided by operating activities was primarily attributable to an improvement in working capital activity, due mainly to lower net content investment in 2024, partially offset by a decrease in net income, excluding non-cash items. Cash flow for the six months ended June 30, 2023 was also positively impacted by the WGA and SAG-AFTRA strikes.
Investing Activities
Cash used in investing activities was $137 million and $567 million during the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily attributable to proceeds from the sale of investments and fewer purchases of property and equipment during the six months ended June 30, 2024.
Financing Activities
Cash used in financing activities was $2,274 million and $1,683 million during the six months ended June 30, 2024 and 2023, respectively. The increase in cash used in financing activities was primarily attributable to increased principal repayments of debt, partially offset by a decrease in securitization receivables collected but not remitted and lower distributions to noncontrolling interests and redeemable noncontrolling interests during the six months ended June 30, 2024.
Capital Resources
As of June 30, 2024, capital resources were comprised of the following (in millions).

	June 30, 2024
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,613	$—	$3,613
Revolving credit facility and commercial paper program	6,000	—	6,000
Senior notes (a)	41,001	41,001	—
Total	$50,614	$41,001	$9,613

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2024 had interest rates that ranged from 1.90% to 8.30% and will mature between 2024 and 2062.

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
The 2017 Tax Cuts and Jobs Act features a participation exemption regime with current taxation of certain foreign income and imposes a mandatory repatriation toll tax on unremitted foreign earnings. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest these funds outside of the U.S. Our current plans do not demonstrate a need to repatriate to the U.S. However, if these funds were to be needed in the U.S., we would be required to accrue and pay non-U.S. taxes to repatriate them. The determination of the amount of unrecognized deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of June 30, 2024 and December 31, 2023, the Company had outstanding senior notes issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WMH; senior notes issued by WMH and guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed); and senior notes issued by Scripps Networks (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.
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

	June 30, 2024	December 31, 2023
Current assets	$867	$1,539
Non-guarantor intercompany trade receivables, net	382	336
Noncurrent assets	4,152	5,709
Current liabilities	4,852	2,847
Noncurrent liabilities	37,577	42,157

Six Months Ended June 30, 2024
Revenues	$1,038
Operating income	246
Net income	(44)
Net income available to Warner Bros. Discovery, Inc.	(46)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
No new accounting and reporting standards were adopted during the six months ended June 30, 2024. (See Note 1 to the accompanying consolidated financial statements.)

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

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2023 Form 10-K and Part II, Item 1A, “Risk Factors,” in our Form 10-Q for the quarters-ended March 31, 2024 and June 30, 2024. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Form 10-K. Our exposures to market risk have not materially changed since December 31, 2023.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 3, 2024, the Company was named as a nominal defendant in a lawsuit styled Davant Scarborough v. AT&T, et al., Case No. 1:24-cv-00420-JLH filed in the United States District Court for the District of Delaware. The lawsuit named AT&T Inc. and John Stankey as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to the merger between the Company and WarnerMedia. The suit was brought derivatively, on behalf of the Company, and sought damages in an unspecified amount on the Company’s behalf. No claims were asserted against the Company. On June 7, 2024, the plaintiff filed an unopposed notice of voluntary dismissal, and on June 10, 2024, the court approved the requested voluntary dismissal without prejudice.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2023 Form 10-K and Part II, Item 1A “Risk Factors” of the Company’s Form 10-Q for the quarter-ended March 31, 2024. Certain of the risks described in the Company’s 2023 Form 10-K and Form 10-Q for the quarter-ended March 31, 2024 are amended and restated as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

We invest significant resources to acquire and maintain licenses to produce sports programming and there can be no assurance that we will continue to be successful in our efforts to obtain or maintain licenses to recurring sports events or recoup our investment when the content is distributed.
We face significant competition to acquire and maintain licenses to sports programming, which leads to significant expenditure of funds and resources. As a result of an increasing number of market entrants in the programming space, we have seen upward pressure on programming costs in recent years, particularly in connection with the licensing and acquisition of sports content from third parties. We may also be impacted by such upward pressures driven by increasing investment in programming by competitors. In certain international markets, regulations concerning content quotas or content investment requirements may be a further factor driving increasing programming costs. In addition, businesses, including ours, that offer multiple services or that may be vertically integrated and offer both video distribution and programming content, may face closer regulatory review from the competition authorities in the countries in which we currently have operations. If our distributors have to pay higher rates to other holders of sports broadcasting rights, it might be difficult for us to negotiate higher rates for the distribution of our networks. This difficulty could be amplified if we are unable to obtain or maintain licenses for sports programming that we can bundle with our other programming for distribution. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors to obtain and/or maintain licenses to recurring sports events. For example, the NBA has declined to renew its existing license with the Company to distribute NBA games, which will expire at the end of the 2024-2025 NBA season. The Company is currently engaged in a legal dispute with the NBA regarding the license. If the license ultimately is not renewed, such nonrenewal could limit our ability to negotiate higher rates for the distribution of our networks. Increasing competition for programming licenses and regulatory review from competition authorities could have a material adverse effect on our business, financial condition or results of operations.
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

4.1
Second Supplemental Indenture, dated as of May 17, 2024, among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 17, 2024 (File No. 001-34177))

10.1	Second Amendment to the Employment Agreement, dated May 13, 2024, by and between Gerhard Zeiler and Turner International, Inc. (filed herewith)*

10.2	Second Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 28, 2024 (filed herewith)**

10.3	Warner Bros. Discovery, Inc. 2024 RSU Grant Agreement for Non-Employee Directors (filed herewith)*

10.4
Amended and Restated Warner Bros. Discovery, Inc. Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2024 (File No. 001-34177))*

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 3, 2023 (File No. 001-34177))

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
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: August 7, 2024	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 7, 2024	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer