Form 10-Q
period 2024-09-30
Warner Bros. Discovery, Inc.
filed 2024-11-07
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 24, 2024:

Series A Common Stock, par value $0.01 per share	2,453,165,097

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Distribution	$4,920	$5,026	$14,784	$15,324
Advertising	1,682	1,796	6,260	6,613
Content	2,721	2,840	7,388	8,240
Other	300	317	862	860
Total revenues	9,623	9,979	29,294	31,037
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	5,181	5,309	17,443	18,630
Selling, general and administrative	2,385	2,291	7,078	7,241
Depreciation and amortization	1,762	1,989	5,394	5,961
Restructuring and other charges	9	269	161	510
Impairments and loss on dispositions	5	24	9,412	61
Total costs and expenses	9,342	9,882	39,488	32,403
Operating income (loss)	281	97	(10,194)	(1,366)
Interest expense, net	(494)	(574)	(1,527)	(1,719)
Gain on extinguishment of debt	23	22	590	17
Loss from equity investees, net	(18)	(14)	(89)	(73)
Other income (expense), net	30	(63)	188	(109)
Loss before income taxes	(178)	(532)	(11,032)	(3,250)
Income tax benefit	319	125	190	563
Net income (loss)	141	(407)	(10,842)	(2,687)
Net income attributable to noncontrolling interests	(3)	(8)	(20)	(32)
Net (income) loss attributable to redeemable noncontrolling interests	(3)	(2)	45	(7)
Net income (loss) available to Warner Bros. Discovery, Inc.	$135	$(417)	$(10,817)	$(2,726)
Net income (loss) per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$0.06	$(0.17)	$(4.42)	$(1.12)
Diluted	$0.05	$(0.17)	$(4.42)	$(1.12)
Weighted average shares outstanding:
Basic	2,453	2,438	2,449	2,436
Diluted	2,470	2,438	2,449	2,436

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$141	$(407)	$(10,842)	$(2,687)
Other comprehensive income (loss):
Currency translation, net of income tax benefit (expense) of $15, $(22), $13, and $(32)	482	(393)	315	93
Pension plan and SERP liability, net of income tax (expense) of $— and $(2), $—, and $(8)	—	(1)	—	(14)
Derivatives
Change in net unrealized gains	15	15	40	29
Less: Reclassification adjustment for net gains included in net income	(8)	(6)	(15)	(12)
Net change, net of income tax (expense) benefit of $(1), $3, $(5), and $(1)	7	9	25	17
Comprehensive income (loss)	630	(792)	(10,502)	(2,591)
Comprehensive income attributable to noncontrolling interests	(10)	(8)	(23)	(32)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(3)	(2)	45	(7)
Comprehensive income (loss) attributable to Warner Bros. Discovery, Inc.	$617	$(802)	$(10,480)	$(2,630)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,336	$3,780
Receivables, net	5,534	6,047
Prepaid expenses and other current assets	3,635	4,391
Total current assets	12,505	14,218
Film and television content rights and games	20,039	21,229
Property and equipment, net	6,158	5,957
Goodwill	25,869	34,969
Intangible assets, net	33,767	38,285
Other noncurrent assets	7,995	8,099
Total assets	$106,333	$122,757
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,120	$1,260
Accrued liabilities	10,002	10,368
Deferred revenues	1,530	1,924
Current portion of debt	3,043	1,780
Total current liabilities	15,695	15,332
Noncurrent portion of debt	37,166	41,889
Deferred income taxes	7,339	8,736
Other noncurrent liabilities	9,959	10,328
Total liabilities	70,159	76,285
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	117	165
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,683 and 2,669 shares issued; and 2,452 and 2,439 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,463	55,112
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(11,745)	(928)
Accumulated other comprehensive loss	(401)	(741)
Total Warner Bros. Discovery, Inc. stockholders’ equity	35,100	45,226
Noncontrolling interests	957	1,081
Total equity	36,057	46,307
Total liabilities and equity	$106,333	$122,757

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(10,842)	$(2,687)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Content rights amortization and impairment	10,879	12,547
Depreciation and amortization	5,394	5,961
Deferred income taxes	(1,351)	(2,071)
Share-based compensation expense	419	391
Equity in losses of equity method investee companies and cash distributions	130	136
Gain on sale of investments	(204)	—
Gain on extinguishment of debt	(590)	(17)
Impairments and loss on dispositions	9,412	61
Gain from derivative instruments, net	(41)	(100)
Other, net	96	186
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	517	(33)
Film and television content rights, games, and production payables, net	(9,506)	(9,853)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(1,493)	(1,245)
Foreign currency, prepaid expenses and other assets, net	(160)	623
Cash provided by operating activities	2,660	3,899
Investing Activities
Purchases of property and equipment	(662)	(1,048)
Proceeds from sales of investments	324	—
Investments in and advances to equity investments	(104)	(91)
Other investing activities, net	87	114
Cash used in investing activities	(355)	(1,025)
Financing Activities
Principal repayments of term loans	—	(2,850)
Principal repayments of debt, including premiums and discounts to par value	(4,550)	(2,818)
Borrowings from debt, net of discount and issuance costs	1,617	1,496
Distributions to noncontrolling interests and redeemable noncontrolling interests	(172)	(282)
Securitization receivables collected but not remitted	13	238
Borrowings under commercial paper program and revolving credit facility	14,203	4,298
Repayments under commercial paper program and revolving credit facility	(14,203)	(4,304)
Other financing activities, net	(57)	(86)
Cash used in financing activities	(3,149)	(4,308)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(66)
Net change in cash, cash equivalents, and restricted cash	(829)	(1,500)
Cash, cash equivalents, and restricted cash, beginning of period	4,319	3,930
Cash, cash equivalents, and restricted cash, end of period	$3,490	$2,430

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2023	2,669	$27	$55,112	$(8,244)	$(928)	$(741)	$45,226	$1,081	$46,307
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(966)	—	(966)	7	(959)
Other comprehensive loss	—	—	—	—	—	(172)	(172)	(1)	(173)
Share-based compensation	—	—	108	—	—	—	108	—	108
Tax settlements associated with share-based plans	—	—	(53)	—	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(123)	(123)
Issuance of stock in connection with share-based plans	10	—	30	—	—	—	30	—	30
Redeemable noncontrolling interest adjustments to redemption value	—	—	(22)	—	—	—	(22)	—	(22)
March 31, 2024	2,679	$27	$55,175	$(8,244)	$(1,894)	$(913)	$44,151	$964	$45,115
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(9,986)	—	(9,986)	10	(9,976)
Other comprehensive income (loss)	—	—	—	—	—	23	23	(3)	20
Share-based compensation	—	—	151	—	—	—	151	—	151
Tax settlements associated with share-based plans	—	—	(2)	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Issuance of stock in connection with share-based plans	2	—	6	—	—	—	6	—	6
Redeemable noncontrolling interest adjustments to redemption value	—	—	2	—	—	—	2	—	2
June 30, 2024	2,681	$27	$55,332	$(8,244)	$(11,880)	$(890)	$34,345	$952	$35,297
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	135	—	135	3	138
Other comprehensive income	—	—	—	—	—	489	489	7	496
Share-based compensation	—	—	135	—	—	—	135	—	135
Tax settlements associated with share-based compensation	—	—	(5)	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Issuance of stock in connection with share-based plans	2	—	4	—	—	—	4	—	4
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
September 30, 2024	2,683	$27	$55,463	$(8,244)	$(11,745)	$(401)	$35,100	$957	$36,057

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2022	2,660	$27	$54,630	$(8,244)	$2,205	$(1,523)	$47,095	$1,254	$48,349
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(1,069)	—	(1,069)	8	(1,061)
Other comprehensive income	—	—	—	—	—	418	418	—	418
Share-based compensation	—	—	101	—	—	—	101	—	101
Tax settlements associated with share-based plans	—	—	(53)	—	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Issuance of stock in connection with share-based plans	6	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(3)	—	(3)	—	(3)
Other adjustments to stockholders' equity	—	—	(2)	—	—	—	(2)	—	(2)
March 31, 2023	2,666	$27	$54,685	$(8,244)	$1,133	$(1,105)	$46,496	$1,037	$47,533
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(1,240)	—	(1,240)	16	(1,224)
Other comprehensive income	—	—	—	—	—	63	63	—	63
Share-based compensation	—	—	130	—	—	—	130	—	130
Tax settlements associated with share-based plans	—	—	(7)	—	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Issuance of stock in connection with share-based plans	1	—	8	—	—	—	8	—	8
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	2	—	2	—	2
June 30, 2023	2,667	$27	$54,816	$(8,244)	$(105)	$(1,042)	$45,452	$1,027	$46,479
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(417)	—	(417)	8	(409)
Other comprehensive loss	—	—	—	—	—	(385)	(385)	—	(385)
Share-based compensation	—	—	126	—	—	—	126	—	126
Reclassification of redeemable noncontrolling interest to noncontrolling interest (See Note 13)	—	—	2	—	—	—	2	60	62
Tax settlements associated with share-based plans	—	—	(5)	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Issuance of stock in connection with share-based plans	1	—	5	—	—	—	5	—	5
Redeemable noncontrolling interest adjustments to redemption value	—	—	—	—	(4)	—	(4)	—	(4)
September 30, 2023	2,668	$27	$54,944	$(8,244)	$(526)	$(1,427)	$44,774	$1,087	$45,861

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
Accounting and Reporting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance updating the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance and will update its segment disclosures upon adoption.
Income Taxes
In December 2023, the FASB issued guidance updating the disclosure requirements for income taxes, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of this guidance and will update its tax disclosures upon adoption.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance updating the disclosure requirements for income statement expenses, primarily through disaggregation of certain types of expenses presented on the income statement. The amendments are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its disclosures.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2. GOODWILL AND INTANGIBLE ASSETS
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives on an annual basis, and between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.
During the three months ended June 30, 2024, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and concluded the delta between market capitalization and book value, continued softness in the U.S. linear advertising market, and uncertainty related to affiliate and sports rights renewals, including the NBA, represented a triggering event in the second quarter of 2024 for the Networks reporting unit.
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
The carrying value of the Networks reporting unit exceeded its fair value and the Company recorded a pre-tax, non-cash goodwill impairment charge of $9.1 billion during the three months ended June 30, 2024 in impairments and loss on dispositions on the consolidated statements of operations. The goodwill impairment charge does not have an impact on the calculation of the Company’s financial covenants under the Company’s debt arrangements.
As of June 30, 2024, the carrying value of remaining goodwill assigned to the Networks reporting unit was $8.4 billion and the net assets of the reporting unit were approximately $25.6 billion. The Networks segment included accumulated impairments of $10.8 billion and $1.6 billion as of September 30, 2024 and December 31, 2023, respectively.
During the three months ended September 30, 2024, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment or triggering events. The Company continues to monitor its reporting units for triggers that could impact recoverability of goodwill. Long-term trends and risks the Company is monitoring in its ongoing assessment include, but are not limited to, the following:
•the delta between market capitalization and book value;
•uncertainty related to affiliate rights renewals associated with the Company’s Networks and DTC reporting units;
•declining levels of global GDP growth and continued softness in the U.S. linear advertising market associated with the Company’s Networks reporting unit;
•content licensing trends and volatility related to the performance of theatrical film and game slates in our Studios reporting unit; and
•risks in executing the projected growth strategies of the Company’s DTC reporting unit.
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
Intangible Assets
During the three months ended September 30, 2024, as a result of the goodwill impairment charge recorded in the second quarter of 2024 and the long-term trends and risks associated with the Company’s Networks reporting unit, the Company reassessed and shortened the useful lives for certain of its linear networks trade names. This change was considered a change in

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

estimate, was accounted for prospectively, and resulted in incremental amortization expense of $94 million during the three months ended September 30, 2024.
During the three months ended September 30, 2023, the Company reassessed the useful lives and amortization methods for its linear networks and HBO trademarks and trade names and concluded the pattern of amortization should be accelerated. Accordingly, the Company changed the amortization method for these assets from the straight-line method to the sum-of-the months’ digits method effective July 1, 2023. This change was considered a change in estimate, was accounted for prospectively, and resulted in incremental amortization expense of $171 million during the three months ended September 30, 2023.
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
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Studios	$2	$134	$32	$220
Networks	5	48	58	161
DTC	(16)	34	1	61
Corporate and inter-segment eliminations	18	53	70	68
Total restructuring and other charges	$9	$269	$161	$510
During the three months ended September 30, 2024, restructuring and other charges were primarily related to organization restructuring costs. During the three months ended September 30, 2023, restructuring and other charges primarily included content impairments and other content developments costs and write-offs of $112 million, contract terminations and facility consolidation activities of $31 million, organization restructuring costs of $125 million, and other charges of $1 million.
During the nine months ended September 30, 2024, restructuring and other charges were primarily related to organization restructuring costs. During the nine months ended September 30, 2023, restructuring and other charges primarily included content impairments and other content development costs and write-offs of $123 million, contract terminations and facility consolidation activities of $102 million, organization restructuring of $284 million, and other charges of $1 million. Facility consolidation impairment charges of $234 million were recorded in impairment and loss on dispositions in the consolidated statements of operations during the nine months ended September 30, 2024.
Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Studios	Networks	DTC	Corporate and Inter-Segment Eliminations	Total
December 31, 2023	$98	$202	$80	$80	$460
Contract termination accruals, net	—	1	—	2	3
Employee termination accruals, net	31	56	22	61	170
Other accruals and adjustments	—	—	(20)	—	(20)
Cash paid	(80)	(151)	(46)	(78)	(355)
September 30, 2024	$49	$108	$36	$65	$258

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended September 30, 2024
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$6	$2,598	$2,320	$(4)	$4,920
Advertising	1	1,490	205	(14)	1,682
Content	2,463	833	107	(682)	2,721
Other	210	89	2	(1)	300
Total	$2,680	$5,010	$2,634	$(701)	$9,623

	Three Months Ended September 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$13	$2,833	$2,179	$1	$5,026
Advertising	4	1,709	138	(55)	1,796
Content	3,000	215	120	(495)	2,840
Other	209	111	1	(4)	317
Total	$3,226	$4,868	$2,438	$(553)	$9,979

	Nine Months Ended September 30, 2024
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$14	$8,070	$6,707	$(7)	$14,784
Advertising	5	5,691	620	(56)	6,260
Content	7,323	1,396	329	(1,660)	7,388
Other	608	250	6	(2)	862
Total	$7,950	$15,407	$7,662	$(1,725)	$29,294

	Nine Months Ended September 30, 2023
	Studios	Networks	DTC	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$19	$8,769	$6,536	$—	$15,324
Advertising	11	6,394	362	(154)	6,613
Content	8,425	744	715	(1,644)	8,240
Other	564	300	12	(16)	860
Total	$9,019	$16,207	$7,625	$(1,814)	$31,037

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	September 30, 2024	December 31, 2023
Contract liabilities	Deferred revenues	$1,530	$1,924
Contract liabilities	Other noncurrent liabilities	190	160
For the nine months ended September 30, 2024 and 2023, respectively, revenues of $1,542 million and $1,202 million were recognized that were included in deferred revenues as of December 31, 2023 and December 31, 2022, respectively. Contract assets were not material as of September 30, 2024 and December 31, 2023.
Remaining Performance Obligations
As of September 30, 2024, $10,202 million of revenue is expected to be recognized from remaining performance obligations under our long-term contracts. The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	September 30, 2024	Duration
Distribution - fixed price or minimum guarantee	$2,802	Through 2031
Content licensing and sports sublicensing	4,673	Through 2030
Brand licensing	2,096	Through 2043
Advertising	631	Through 2027
Total	$10,202
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
NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During the three months ended June 30, 2024, the Company amended its revolving receivables program to reduce the facility limit to $5,200 million and extend the program to June 2025. The outstanding portfolio of receivables derecognized from our consolidated balance sheet was $4,761 million as of September 30, 2024.
The Company recognized $33 million and $121 million for the three and nine months ended September 30, 2024, respectively, and $36 million and $78 million for the three and nine months ended September 30, 2023, respectively, in selling, general and administrative expenses in the consolidated statements of operations from the revolving receivables program (net of non-designated derivatives). (See Note 9.)
The following table presents a summary of receivables sold (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross receivables sold/cash proceeds received	$3,528	$3,381	$11,024	$9,797
Collections reinvested under revolving receivables program	(3,834)	(3,487)	(11,464)	(9,974)
Net cash proceeds remitted	$(306)	$(106)	$(440)	$(177)
Net receivables sold	$3,524	$3,352	$10,967	$9,656
Obligations recorded (Level 3)	$31	$114	$270	$374

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	September 30, 2024	December 31, 2023
Gross receivables pledged as collateral	$2,453	$3,088
Restricted cash pledged as collateral	$150	$500
Balance sheet classification:
Receivables, net	$2,036	$2,780
Prepaid expenses and other current assets	$150	$500
Other noncurrent assets	$417	$308
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement were $57 million and $72 million for the nine months ended September 30, 2024 and 2023, respectively. The impact to the consolidated statements of operations was immaterial for the three and nine months ended September 30, 2024 and 2023. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.
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

	September 30, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$1,629	$—	$1,629
Completed and not released	369	—	369
In production and other	1,474	—	1,474

Television production costs:
Released, less amortization	1,480	5,804	7,284
Completed and not released	561	717	1,278
In production and other	375	2,213	2,588
Total theatrical film and television production costs	$5,888	$8,734	$14,622
Licensed content and advances, net			4,316
Live programming and advances, net			1,347
Game development costs, less amortization			442
Total film and television content rights and games			20,727
Less: Current content rights and prepaid license fees, net			(688)
Total noncurrent film and television content rights and games			$20,039

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film production costs:
Released, less amortization	$2,823	$—	$2,823
Completed and not released	107	—	107
In production and other	1,300	—	1,300

Television production costs:
Released, less amortization	1,471	5,317	6,788
Completed and not released	380	606	986
In production and other	417	2,624	3,041
Total theatrical film and television production costs	$6,498	$8,547	$15,045
Licensed content and advances, net			4,519
Live programming and advances, net			1,943
Game development costs, less amortization			565
Total film and television content rights and games			22,072
Less: Current content rights and prepaid license fees, net			(843)
Total noncurrent film and television content rights and games			$21,229
Content amortization consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Predominantly monetized individually	$1,624	$631	$3,300	$3,193
Predominantly monetized as a group	1,363	2,364	7,256	9,039
Total content amortization	$2,987	$2,995	$10,556	$12,232
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments were $145 million and $323 million, for the three and nine months ended September 30, 2024, respectively, and were $191 million and $315 million for the three and nine months ended September 30, 2023, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	September 30, 2024	December 31, 2023
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$227	$249
nC+	Other noncurrent assets	32%	136	142
TNT Sports	Other noncurrent assets	50%	102	102
Other	Other noncurrent assets		352	503
Total equity method investments			817	996

Investments with readily determinable fair values	Other noncurrent assets		37	53

Investments without readily determinable fair values	Other noncurrent assets(a)		420	438
Total investments			$1,274	$1,487
(a) Investments without readily determinable fair values included $17 million as of September 30, 2024 and December 31, 2023, respectively that were included in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2024, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $644 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $624 million and $697 million as of September 30, 2024 and December 31, 2023, respectively. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations. VIE losses were $8 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $46 million and $59 million for nine months ended September 30, 2024 and 2023, respectively.
In May 2024, the Company sold its 50% interest in All3Media, an equity method investment, for proceeds of $324 million and recorded a gain of $203 million in other income (expense), net in the consolidated statements of operations (in millions).
NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Floating rate senior notes with maturities of 5 years or less	—%	$—	$40
Senior notes with maturities of 5 years or less	4.10%	14,088	13,664
Senior notes with maturities between 5 and 10 years	4.37%	7,974	8,607
Senior notes with maturities greater than 10 years	5.20%	18,170	21,644
Total debt		40,232	43,955
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(23)	(286)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		40,209	43,669
Current portion of debt		(3,043)	(1,780)
Noncurrent portion of debt		$37,166	$41,889
During the three months ended September 30, 2024, the Company repaid in full at maturity £400 million ($529 million equivalent at repayment) of aggregate principal amount outstanding of its senior notes due September 2024 and completed open market repurchases for $361 million of aggregate principal amount outstanding of its senior notes.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended June 30, 2024, the Company commenced a tender offer to purchase for cash up to $2.61 billion in aggregate purchase price (excluding accrued and unpaid interest) of (i) Discovery Communications, LLC’s (“DCL”) outstanding 3.900% Senior Notes due 2024, 4.000% Senior Notes due 2055, 4.650% Senior Notes due 2050, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043, 5.200% Senior Notes due 2047, and 5.300% Senior Notes due 2049, (ii) Scripps Networks Interactive, Inc.’s (“Scripps Networks”) outstanding 3.900% Senior Notes due 2024, (iii) the legacy WarnerMedia Business’s outstanding 4.650% Senior Notes due 2044, 4.850% Senior Notes due 2045, 4.900% Senior Notes due 2042, and 5.350% Senior Notes due 2043, and (iv) WarnerMedia Holdings, Inc.’s (“WMH”) outstanding 5.050% Senior Notes due 2042, which was funded using the aggregate net proceeds from debt financing transactions together with available cash on hand and other available sources of liquidity. The Company completed the tender offer in June 2024 by purchasing senior notes in the aggregate principal amount of $3,399 million validly tendered and accepted for purchase pursuant to the offer and recorded a gain on extinguishment of $542 million. The Company also repaid in full at maturity $48 million of aggregate principal amount outstanding of its senior notes due June 2024.
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
During the three months ended September 30, 2023, the Company’s wholly-owned subsidiaries, Warner Media, LLC (“WML”), Historic TW Inc. (“TWI”), DCL, and WMH, commenced cash tender offers to purchase for cash any and all of (i) WML’s outstanding 4.050% Senior Notes due 2023 and 3.550% Senior Notes due 2024, (ii) TWI’s outstanding 7.570% Senior Notes due 2024, (iii) DCL’s outstanding 3.800% Senior Notes due 2024, and (iv) WMH’s outstanding 3.528% Senior Notes due 2024 and 3.428% Senior Notes due 2024. The Company completed the tender offer in August 2023 by purchasing senior notes in the amount of $1.9 billion validly tendered and accepted for purchase pursuant to the offers. The Company also repaid $250 million of aggregate principal amount outstanding of its term loan prior to the due date of April 2025, repaid in full at maturity $178 million of aggregate principal amount outstanding of its senior notes due September 2023, and completed open market repurchases for $95 million of aggregate principal amount outstanding of its senior notes.
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
As of September 30, 2024, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks, DCL (to the extent it is not the primary obligor on such senior notes), and WMH (to the extent it is not the primary obligor on such senior notes), except for $1,043 million of senior notes of the legacy WarnerMedia Business assumed by the Company in connection with the Merger and $22 million of un-exchanged senior notes issued by Scripps Networks.
Revolving Credit Facility and Commercial Paper Programs
As of September 30, 2024, the Company had a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and had the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). The Company could also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Company’s commercial paper program is supported by the Credit Facility. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under its Credit Facility or its commercial paper program. In October 2024, the Company replaced the Revolving Credit Agreement with a new multicurrency revolving credit agreement. (See Note 17.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Credit Agreement Financial Covenants
The Revolving Credit Agreement included financial covenants that required the Company to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum adjusted consolidated leverage ratio of 4.50 to 1.00. As of September 30, 2024, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement.
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company is exposed to foreign currency exchange rate market risk and interest rate fluctuations. As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign currency forward contracts, fixed-to-fixed currency swaps, total return swaps and interest rate swaps to hedge certain foreign currency, market value, and interest rate exposures. The Company’s objective is to reduce earnings volatility by offsetting gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.
There were no amounts eligible to be offset under master netting agreements as of September 30, 2024 and December 31, 2023. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the impact of derivative financial instruments on the Company’s consolidated balance sheets (in millions).

	September 30, 2024					December 31, 2023
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$1,712	$43	$23	$25	$15	$1,484	$40	$8	$37	$8
Net investment hedges: (a)
Cross-currency swaps	1,546	16	31	—	17	1,779	23	12	7	42
Fair value hedges:
Interest rate swaps	—	—	—	—	—	1,500	7	—	—	5
No hedging designation:
Foreign exchange	1,013	19	2	16	97	1,058	1	1	1	83
Interest rate swaps	3,000	1	—	2	—	—	—	—	—	—
Total return swaps	451	7	—	—	—	395	19	—	—	—
Total		$86	$56	$43	$129		$90	$21	$45	$138
(a) Excludes £402 million of sterling notes ($513 million equivalent at December 31, 2023), and €1,275 million of euro notes ($1,427 million equivalent at September 30, 2024) designated as a net investment hedge. (See Note 8.)
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
In April 2023, the Company unwound cross-currency swaps related to its Sterling debt and recognized a gain of $76 million as an adjustment to other comprehensive income. The Sterling debt was subsequently re-designated as a net investment hedge effective May 2023, and in May 2024, the Company de-designated £255 million of the Sterling debt. During the three months ended September 30, 2024, the Company repaid the Sterling debt in full at maturity and settled the remaining £145 million designated as a net investment hedge.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$15	$15	$46	$35
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	9	(3)	12	(5)
Foreign exchange - advertising revenue	1	—	1	—
Foreign exchange - costs of revenues	(1)	12	6	3
Foreign exchange - other income (expense), net	—	—	—	18
Interest rate - interest expense, net	(2)	(1)	(4)	—
Interest rate - gain (loss) on extinguishment of debt	—	—	(4)	—
Interest rate - other income (expense), net	—	1	5	1
If current fair values of designated cash flow hedges as of September 30, 2024 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 31 years.
Net Investment Hedges
The Company uses fixed-to-fixed cross currency swaps to mitigate foreign currency risk associated with the net assets of non-USD functional entities.
During the three months ended June 30, 2024, to mitigate the currency risk associated with the net assets of non-USD functional entities, the Company designated its €1,500 million denominated debt issued in May 2024 as a net investment hedge (See Note 8) and designated an additional €300 million of fixed-to-fixed cross currency swaps as a net investment hedge. The Company de-designated €225 million of its Euro denominated debt during the three months ended September 30, 2024.
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
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2024	2023		2024	2023
Cross currency swaps	$23	$5	Interest expense, net	$6	$7
Euro-denominated notes (foreign denominated debt)	(71)	(2)	N/A	—	—
Sterling notes (foreign denominated debt)	(9)	17	N/A	—	—
Total	$(57)	$20		$6	$7

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2024	2023		2024	2023
Cross currency swaps	$62	$30	Interest expense, net	$18	$18
Euro-denominated notes (foreign denominated debt)	(50)	3	N/A	—	—
Sterling notes (foreign denominated debt)	(5)	11	N/A	—	—
Total	$7	$44		$18	$18
Fair Value Hedges
During the three months ended March 31, 2023, the Company issued $1.5 billion of 6.412% fixed rate senior notes due March 2026. Simultaneously, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to allow the Company to mitigate the variability in the fair value of its senior notes due to fluctuations in the benchmark interest rate. Changes in the fair value of the senior note and the interest rate swap were recorded in interest expense, net. The fair value hedge was subsequently settled during the three months ended September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(29)	$18	$(1)	$80
Total return swaps	21	(19)	41	12
Total in selling, general and administrative expense	(8)	(1)	40	92

Interest rate swaps	—	(1)	(3)	(1)
Cross-currency swaps	—	—	—	1
Foreign exchange derivatives	(6)	(1)	(31)	1
Total in other income (expense), net	(6)	(2)	(34)	1
Total	$(14)	$(3)	$6	$93
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2024
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$129	$—	$129
Equity securities:
Money market fund	Cash and cash equivalents	30	—	—	30
Mutual funds	Prepaid expenses and other current assets	17	—	—	17
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	2	—	2
Mutual funds	Other noncurrent assets	217	—	—	217
Company-owned life insurance contracts	Other noncurrent assets	—	101	—	101
Total		$264	$232	$—	$496
Liabilities
Deferred compensation plan	Accrued liabilities	$64	$—	$—	$64
Deferred compensation plan	Other noncurrent liabilities	656	—	—	656
Total		$720	$—	$—	$720

		December 31, 2023
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$105	$—	$105
Equity securities:
Money market funds	Cash and cash equivalents	1	—	—	1
Mutual funds	Prepaid expenses and other current assets	42	—	—	42
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	233	—	—	233
Company-owned life insurance contracts	Other noncurrent assets	—	97	—	97
Total		$276	$203	$—	$479
Liabilities
Deferred compensation plan	Accrued liabilities	$67	$—	$—	$67
Deferred compensation plan	Other noncurrent liabilities	614	—	—	614
Total		$681	$—	$—	$681
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2024 and December 31, 2023. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $35.7 billion and $40.5 billion as of September 30, 2024 and December 31, 2023, respectively.
The Company’s derivative financial instruments are discussed in Note 9, its investments with readily determinable fair value are discussed in Note 7, and the obligation for its revolving receivable program is discussed in Note 5.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11. SHARE-BASED COMPENSATION
The Company has various incentive plans under which performance based restricted stock units (“PRSUs”), service based restricted stock units (“RSUs”), and stock options have been issued. The table below presents awards granted (in millions, except weighted-average grant price).

	Nine Months Ended September 30, 2024
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	6.1	$8.66
RSUs	55.0	$8.66
Stock options	4.1	$8.67
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2024 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$65	1.5
RSUs	582	1.7
Stock options	92	2.0
Total unrecognized compensation cost	$739
NOTE 12. INCOME TAXES
Income tax benefit was $319 million and $125 million for the three months ended September 30, 2024 and 2023, respectively, and income tax benefit was $190 million and $563 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company recorded a non-cash goodwill impairment charge of $9.1 billion, the majority of which was not deductible for tax purposes. (See Note 2.) For the three months ended September 30, 2024, the increase in income tax benefit compared to the same period in 2023 was primarily attributable to the effect of foreign operations, including a net tax benefit related to prior year tax positions finalized in tax returns filed during the three months ended September 30, 2024. The increase in income tax benefit was partially offset by a decrease in pre-tax book loss. For the nine months ended September 30, 2024, the decrease in income tax benefit compared to the same period in 2023 was primarily attributed to a decrease in pre-tax book loss (excluding the non-cash goodwill impairment charge), and an increase in uncertain tax positions, primarily attributable to a one-time favorable audit resolution reserve release included in the 2023 income tax benefit for the nine months ended September 30, 2023. The decrease was partially offset by an increase in tax benefits associated with the foreign operations.
Income tax benefit for the three and nine months ended September 30, 2024, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the non-deductible goodwill impairment charge and the effect of foreign operations.
As of September 30, 2024 and December 31, 2023, the Company’s reserves for uncertain tax positions totaled $2,443 million and $2,147 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company’s uncertain tax positions could decrease by as much as $99 million within the next twelve months as a result of ongoing audits, lapses of statutes of limitations or regulatory developments.
As of September 30, 2024 and December 31, 2023, the Company had accrued $707 million and $571 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of September 30, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income (Expense), net
Other income (expense), net, consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency losses, net	$(15)	$(83)	$(206)	$(180)
(Losses) gains on derivative instruments, net	(6)	(2)	(29)	1
Change in the value of investments with readily determinable fair value	(5)	—	(7)	21
Gain on sale of equity method investments	—	—	203	—
Change in fair value of equity investments without readily determinable fair value	—	(2)	(27)	(73)
Interest income	49	43	172	128
Indemnification receivable accrual	4	(14)	100	(9)
Other (loss) income, net	3	(5)	(18)	3
Total other income (expense), net	$30	$(63)	$188	$(109)
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
Cash paid for income taxes, net	$832	$1,191
Cash paid for interest, net	1,873	2,065
Non-cash investing and financing activities:
Non-cash consideration related to the sale of the Ranch Lot	—	175
Non-cash consideration related to the purchase of the Burbank Studios Lot	—	175
Non-cash consideration transferred related to transaction agreements with JCOM	—	68
Non-cash consideration paid related to transaction agreements with JCOM	—	2
Accrued purchases of property and equipment	32	33
Assets acquired under finance lease and other arrangements	384	94
Settlement of PRSU awards	50	22
Cash, Cash Equivalents, and Restricted Cash

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$3,336	$3,780
Restricted cash - recorded in prepaid expenses and other current assets (1)	154	539
Total cash, cash equivalents, and restricted cash	$3,490	$4,319

(1) Restricted cash at September 30, 2024 primarily includes cash posted as collateral related to the Company’s revolving receivables program. Restricted cash at December 31, 2023 primarily includes cash posted as collateral related to the Company’s revolving receivables and hedging programs. (See Note 5 and Note 9.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings Per Share
The table below presents a reconciliation of net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$141	$(407)	$(10,842)	$(2,687)
Less:
Net income attributable to noncontrolling interests	(3)	(8)	(20)	(32)
Net (income) loss attributable to redeemable noncontrolling interests	(3)	(2)	45	(7)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	—	(4)	—
Net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$135	$(417)	$(10,821)	$(2,726)

Denominator — weighted average:
Common shares outstanding — basic	2,453	2,438	2,449	2,436
Dilutive effect of share-based awards	17	—	—	—
Common shares outstanding — diluted	2,470	2,438	2,449	2,436

Basic net income (loss) per share allocated to common stockholders	$0.06	$(0.17)	$(4.42)	$(1.12)
Diluted net income (loss) per share allocated to common stockholders	$0.05	$(0.17)	$(4.42)	$(1.12)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive share-based awards	57	73	73	68
Supplier Finance Programs
As of September 30, 2024 and December 31, 2023, the Company has confirmed $427 million and $338 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.
Leases
During the three months ended June 30, 2024, the Company subleased two separate portions of its Hudson Yards, New York office. As a result of executing the subleases, recoverability tests were performed and the Company recorded a combined right-of-use (“ROU”) asset impairment charge of $231 million. The ROU asset impairment charge was recorded in impairment and loss on dispositions in the consolidated statements of operations.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(866)	$36	$(60)	$(890)
Other comprehensive income (loss) before reclassifications	482	15	—	497
Reclassifications from accumulated other comprehensive loss to net income	—	(8)	—	(8)
Other comprehensive income (loss)	482	7	—	489
Ending balance	$(384)	$43	$(60)	$(401)

	Three Months Ended September 30, 2023
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,012)	$22	$(52)	$(1,042)
Other comprehensive income (loss) before reclassifications	(393)	15	(1)	(379)
Reclassifications from accumulated other comprehensive loss to net income	—	(6)	—	(6)
Other comprehensive income (loss)	(393)	9	(1)	(385)
Ending balance	$(1,405)	$31	$(53)	$(1,427)

	Nine Months Ended September 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(699)	$18	$(60)	$(741)
Other comprehensive income (loss) before reclassifications	315	40	—	355
Reclassifications from accumulated other comprehensive loss to net income	—	(15)	—	(15)
Other comprehensive income (loss)	315	25	—	340
Ending balance	$(384)	$43	$(60)	$(401)

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
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related parties include entities that share common directorship, such as Liberty Global plc (“Liberty Global”), Liberty Broadband Corporation (“Liberty Broadband”) and their subsidiaries (collectively the “Liberty Group”). The Company’s Board of Directors includes Dr. John Malone, who is Chairman of the Board of Liberty Global and Liberty Broadband and beneficially owns approximately 31% and 49% of the aggregate voting power with respect to the election of directors of Liberty Global and Liberty Broadband, respectively. The majority of the revenue earned from the Liberty Group relates to multi-year network distribution arrangements. Related party transactions also include revenues and expenses for content and services provided to or acquired from equity method investees, or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues and service charges:
Liberty Group	$18	$469	$497	$1,443
Equity method investees	122	161	422	560
Other	97	63	210	157
Total revenues and service charges	$237	$693	$1,129	$2,160
Expenses	$58	$79	$218	$271
Distributions to noncontrolling interests and redeemable noncontrolling interests	$11	$13	$172	$282
The table below presents receivables due from and payables due to related parties (in millions).

	September 30, 2024	December 31, 2023
Receivables	$273	$363
Payables	$8	$18
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
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Studios	$2,680	$3,226	$7,950	$9,019
Networks	5,010	4,868	15,407	16,207
DTC	2,634	2,438	7,662	7,625
Corporate	4	(2)	6	(3)
Inter-segment eliminations	(705)	(551)	(1,731)	(1,811)
Total revenues	$9,623	$9,979	$29,294	$31,037
Reconciliation of segment adjusted EBITDA to loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Studios	$308	$727	$702	$1,640
Networks	2,115	2,396	6,232	6,855
DTC	289	111	268	158
Segment Adjusted EBITDA	2,712	3,234	7,202	8,653
Depreciation and amortization	1,762	1,989	5,394	5,961
Employee share-based compensation	157	140	412	381
Restructuring and other charges	9	269	161	510
Transaction and integration costs	33	31	165	125
Facility consolidation costs	2	14	9	37
Impairment and amortization of fair value step-up for content	156	393	913	1,986
Amortization of capitalized interest for content	8	12	38	34
Impairments and loss on dispositions	5	24	9,412	61
Corporate	296	328	927	928
Inter-segment eliminations	3	(63)	(35)	(4)
Operating income (loss)	281	97	(10,194)	(1,366)
Other (income) expense, net	(30)	63	(188)	109
Loss from equity investees, net	18	14	89	73
Gain on extinguishment of debt	(23)	(22)	(590)	(17)
Interest expense, net	494	574	1,527	1,719
Loss before income taxes	$(178)	$(532)	$(11,032)	$(3,250)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 17. SUBSEQUENT EVENTS
Revolving Credit Facility
In October 2024, DCL entered into a multicurrency revolving credit agreement (the “Credit Agreement”), replacing the existing $6.0 billion credit agreement dated June 9, 2021. The Credit Agreement provides for a senior revolving credit facility with aggregate commitments of $6.0 billion and includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon satisfaction of certain conditions. Obligations under the Credit Agreement are unsecured and are guaranteed by WBD, Scripps Networks and WMH. The Credit Agreement is available on a revolving basis until October 2029, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, and requires DCL to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 4.50 to 1.00.
Dispositions
In October 2024, the Company completed the sale of a minority interest in Formula E to Liberty Global, a related party, and expects to record a gain of $61 million.

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
In connection with the Merger, the Company has announced and has taken actions to implement projects to achieve cost synergies for the Company. The Company’s ongoing restructuring and transformation initiatives include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. While the Company’s restructuring efforts are ongoing, this restructuring program is expected to be substantially completed by the end of 2024. We expect to incur up to $5.3 billion in pre-tax charges, of which we have incurred $4.5 billion as of September 30, 2024 related to this plan. Of the total expected pre-tax charges, we expect total cash expenditures to be $1.0 - $1.5 billion.

As of September 30, 2024, we classified our operations in three reportable segments:
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
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change	% Change (ex-FX)	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,920	$5,026	(2)%	(1)%	$14,784	$15,324	(4)%	(2)%
Advertising	1,682	1,796	(6)%	(7)%	6,260	6,613	(5)%	(5)%
Content	2,721	2,840	(4)%	(4)%	7,388	8,240	(10)%	(10)%
Other	300	317	(5)%	(7)%	862	860	—%	(1)%
Total revenues	9,623	9,979	(4)%	(3)%	29,294	31,037	(6)%	(5)%
Costs of revenues, excluding depreciation and amortization	5,181	5,309	(2)%	(2)%	17,443	18,630	(6)%	(6)%
Selling, general and administrative	2,385	2,291	4%	4%	7,078	7,241	(2)%	(2)%
Depreciation and amortization	1,762	1,989	(11)%	(11)%	5,394	5,961	(10)%	(9)%
Restructuring and other charges	9	269	(97)%	(97)%	161	510	(68)%	(69)%
Impairments and loss on dispositions	5	24	(79)%	NM	9,412	61	NM	NM
Total costs and expenses	9,342	9,882	(5)%	(5)%	39,488	32,403	22%	22%
Operating income (loss)	281	97	NM	NM	(10,194)	(1,366)	NM	NM
Interest expense, net	(494)	(574)			(1,527)	(1,719)
Gain on extinguishment of debt	23	22			590	17
Loss from equity investees, net	(18)	(14)			(89)	(73)
Other income (expense), net	30	(63)			188	(109)
Loss before income taxes	(178)	(532)			(11,032)	(3,250)
Income tax benefit	319	125			190	563
Net income (loss)	141	(407)			(10,842)	(2,687)
Net income attributable to noncontrolling interests	(3)	(8)			(20)	(32)
Net (income) loss attributable to redeemable noncontrolling interests	(3)	(2)			45	(7)
Net income (loss) available to Warner Bros. Discovery, Inc.	$135	$(417)			$(10,817)	$(2,726)
NM - Not meaningful
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.

Revenues
Distribution revenue decreased 1% and 2% for the three and nine months ended September 30, 2024, respectively, primarily attributable to a 9% and 8% decline in Networks domestic linear subscribers for the three and nine months ended September 30, 2024, respectively, and lower domestic subscribers at DTC largely resulting from continued linear wholesale subscriber declines in the U.S., partially offset by a 5% increase in domestic, linear contractual affiliate rates for both the three and nine months ended September 30, 2024, respectively, and a 15% increase in subscribers and an increase in pricing for both the three and nine months ended September 30, 2024, following the launch of Max in Latin America in the first quarter of 2024 and in Europe in the second quarter of 2024.
Advertising revenue decreased 7% and 5% for the three and nine months ended September 30, 2024, respectively, primarily attributable to audience declines in domestic linear networks of 21% and 15% for the three and nine months ended September 30, 2024, respectively, partially offset by an increase in domestic Max ad-lite subscribers.
Content revenue decreased 4% and 10% for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024 was primarily attributable to a 40% decrease in theatrical product revenue attributable to lower film rental revenue due to the strong prior year performance of Barbie, which was released in the third quarter of 2023, partially offset by the sublicensing of Olympic sports rights in Europe in the current year, which had a favorable impact of $578 million for the three months ended September 30, 2024.
The decrease for the nine months ended September 30, 2024 was primarily attributable to a 60% decrease in games revenue due to the strong performance of the 2023 slate, including Hogwarts Legacy, compared to the 2024 slate and a 10% decrease in television product revenue attributable to fewer television series availabilities resulting in lower licensing revenue, partially offset by the sublicensing of Olympic sports rights in Europe in the current year which had a favorable impact of $578 million for the nine months ended September 30, 2024.
Other revenue decreased 7% and 1% for the three and nine months ended September 30, 2024, respectively, primarily attributable to the timing of services provided to the unconsolidated TNT Sports UK joint venture. In addition, the decrease for the nine months ended September 30, 2024 was also attributable to lower studio production services due to the impact of the WGA and SAG-AFTRA strikes, partially offset by the opening of Warner Bros. Studio Tour Tokyo in June 2023.
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
Costs of revenues decreased 2% and 6% for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024 was primarily attributable to a 37% decrease in theatrical product content expense as a result of lower revenues, lower content expense related to the amortization of purchase accounting fair value step-up for content, and lower Networks and DTC content expense, including our exit from the AT&T SportsNet business, partially offset by the broadcast of the Olympics in Europe in the current year.
The decrease for the nine months ended September 30, 2024 was primarily due to lower content expense related to the amortization of purchase accounting fair value step-up for content, a 14% decrease in television product expense commensurate with lower television revenue, and lower Networks content expense, including our exit from the AT&T SportsNet business, partially offset by the broadcast of the Olympics in Europe in the current year. The exit from the AT&T SportsNet business had favorable impacts to costs of revenues of $97 million and $276 million for the three and nine months ended September 30, 2024, respectively. The broadcast of the Olympics in Europe in the current year had unfavorable impacts to costs of revenues of $663 million and $665 million for the three and nine months ended September 30, 2024, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 4% and decreased 2% for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2024 was primarily attributable to higher overhead expenses. The decrease for the nine months ended September 30, 2024 was primarily attributable to lower marketing costs due to the prior year launch of Max in the U.S. and lower overhead expenses.
Depreciation and Amortization
Depreciation and amortization decreased 11% and 9% for the three and nine months ended September 30, 2024, respectively, primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method, partially offset by the shortening of the useful lives of certain intangible assets. (See Note 2 to the accompanying consolidated financial statements.)

Restructuring and other charges
Restructuring and other charges decreased 97% and 69% for the three and nine months ended September 30, 2024, respectively. Restructuring and other charges primarily includes contract terminations, facility consolidation activities, organizational restructuring, and other charges. (See Note 3 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions was $5 million and $9,412 million for the three and nine months ended September 30, 2024, respectively. Impairments and loss on dispositions for the nine months ended September 30, 2024 was primarily attributable to a $9.1 billion pre-tax, non-cash goodwill impairment charge related to the Networks reporting unit during the three months ended June 30, 2024 (see Note 2 to the accompanying consolidated financial statements) and a $231 million ROU asset impairment charge related to the Hudson Yards, New York office lease. (See Note 13 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased $80 million and $192 million for the three and nine months ended September 30, 2024, respectively, primarily attributable to lower debt during the period. (See Note 8 and Note 9 to the accompanying consolidated financial statements.)
Gain on extinguishment of debt
During the nine months ended September 30, 2024, we repaid in full at maturity $40 million of aggregate principal amount outstanding of our floating rate notes due March 2024 and we repurchased or repaid $5,387 million of aggregate principal amount outstanding of our senior notes. (See Note 8 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
Losses from our equity method investees were $18 million and $89 million for the three and nine months ended September 30, 2024, respectively. The changes are attributable to our share of earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)
Other Income (Expense), net
The table below presents the details of other income (expense), net (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency losses, net	$(15)	$(83)	$(206)	$(180)
(Losses) gains on derivative instruments, net	(6)	(2)	(29)	1
Change in the value of investments with readily determinable fair value	(5)	—	(7)	21
Gain on sale of equity method investments	—	—	203	—
Change in fair value of equity investments without readily determinable fair value	—	(2)	(27)	(73)
Interest income	49	43	172	128
Indemnification receivable accrual	4	(14)	100	(9)
Other (loss) income, net	3	(5)	(18)	3
Total other income (expense), net	$30	$(63)	$188	$(109)

Income Tax Benefit
Income tax benefit was $319 million and $125 million for the three months ended September 30, 2024 and 2023, respectively, and income tax benefit was $190 million and $563 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company recorded a non-cash goodwill impairment charge of $9.1 billion, the majority of which was not deductible for tax purposes. (See Note 2.) For the three months ended September 30, 2024, the increase in income tax benefit compared to the same period in 2023 was primarily attributable to the effect of foreign operations, including a net tax benefit related to prior year tax positions finalized in tax returns filed during the three months ended September 30, 2024. The increase in income tax benefit was partially offset by a decrease in pre-tax book loss. For the nine months ended September 30, 2024, the decrease in income tax benefit compared to the same period in 2023 was primarily attributed to a decrease in pre-tax book loss (excluding the non-cash goodwill impairment charge), and an increase in uncertain tax positions, primarily attributable to a one-time favorable audit resolution reserve release included in the 2023 income tax benefit for the nine months ended September 30, 2023. The decrease was partially offset by an increase in tax benefits associated with the foreign operations.
Income tax benefit for the three and nine months ended September 30, 2024 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the non-deductible goodwill impairment charge and the effect of foreign operations.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of September 30, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
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

The table below presents our Adjusted EBITDA for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Studios	$308	$727	(58)%	$702	$1,640	(57)%
Networks	$2,115	$2,396	(12)%	$6,232	$6,855	(9)%
DTC	$289	$111	NM	$268	$158	70%
Corporate	$(296)	$(328)	10%	$(927)	$(928)	—%
Inter-segment eliminations	$(3)	$63	NM	$35	$4	NM

Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change	% Change (ex-FX)	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$6	$13	(54)%	(54)%	$14	$19	(26)%	(26)%
Advertising	1	4	(75)%	(75)%	5	11	(55)%	(55)%
Content	2,463	3,000	(18)%	(18)%	7,323	8,425	(13)%	(13)%
Other	210	209	—%	—%	608	564	8%	7%
Total revenues	2,680	3,226	(17)%	(17)%	7,950	9,019	(12)%	(12)%
Costs of revenues, excluding depreciation and amortization	1,736	1,794	(3)%	(3)%	5,356	5,398	(1)%	(1)%
Selling, general and administrative	636	705	(10)%	(10)%	1,892	1,981	(4)%	(5)%
Adjusted EBITDA	308	727	(58)%	(58)%	702	1,640	(57)%	(56)%
Depreciation and amortization	171	143			531	458
Employee share-based compensation	—	—			(1)	—
Restructuring and other charges	2	134			32	220
Transaction and integration costs	—	1			2	5
Facility consolidation costs	1	—			2	—
Impairment and amortization of fair value step-up for content	34	173			45	886
Amortization of capitalized interest for content	8	12			38	34
Inter-segment eliminations	—	—			—	1
Impairments and loss on dispositions	(5)	—			(6)	(1)
Operating income	$97	$264			$59	$37
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented less than 3% of total revenues and operating expenses for this segment for the three and nine months ended September 30, 2024. Intra-segment revenue and expense are eliminated at the Studios segment level.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.
Revenues
Content revenue decreased 18% for the three months ended September 30, 2024, primarily attributable to a 40% decrease in theatrical product revenue and a 31% decrease in games revenue, partially offset by a 30% increase in television product revenue.
•The decrease in theatrical product revenue was attributable to lower film rental revenue due to the strong prior year performance of Barbie, which was released in the third quarter of 2023.
•The decrease in games revenue was attributable to the better prior year performance of Mortal Kombat 1, which was released in September 2023 compared to less significant releases in the third quarter of 2024.
•The increase in television product revenue was attributable to higher initial telecast revenue due to the impact of the WGA and SAG-AFTRA strikes in the prior year.
Content revenue decreased 13% for the nine months ended September 30, 2024, primarily attributable to a 60% decrease in games revenue, a 10% decrease in television product revenue, and a 2% decrease in theatrical product revenue.
•The decrease in theatrical product revenue was attributable to lower film rental revenue and intra-segment licensing revenue, partially offset by higher home entertainment revenue. Film rental revenue decreased due to the strong prior year performance of Barbie, which was released in the third quarter of 2023, partially offset by higher carryover releases from the fourth quarter of 2023 compared to the fourth quarter of 2022. Home entertainment revenue increased due to the performance of Dune: Part Two, Wonka, and Godzilla x Kong: The New Empire.

•The decrease in games revenue was attributable to the strong performance of the 2023 slate, including Hogwarts Legacy, compared to the 2024 slate.
•The decrease in television product revenue was attributable to fewer television series availabilities in 2024 resulting in lower licensing revenue.
Other revenue was flat and increased 7% for the three and nine months ended September 30, 2024, respectively. The increase for the nine months ended September 30, 2024 was primarily attributable to the opening of Warner Bros. Studio Tour Tokyo in June 2023, partially offset by lower studio production services due to the impact of the WGA and SAG-AFTRA strikes.
Costs of Revenues
Costs of revenues decreased 3% and 1% for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024 was primarily attributable to a 37% decrease in theatrical product content expense as a result of lower revenues and lower average cost per title, partially offset by 31% higher television product content expense commensurate with higher television product revenue, and 47% higher games content expense due to impairments of $122 million. For the nine months ended September 30, 2024, a 14% decrease in television product expense commensurate with lower television product revenue was partially offset by a 6% increase in theatrical product content expense due to product mix, and a 9% increase in games content expense due to impairments of $335 million. The increase in games content expense was partially offset by lower intra-segment licensing costs.
Selling, General and Administrative
Selling, general and administrative expenses decreased 10% and 5% for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024 was primarily attributable to lower theatrical and games marketing expenses. The decrease for the nine months ended September 30, 2024 was primarily attributable to lower overhead expenses and lower games marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 58% and 56% for the three and nine months ended September 30, 2024, respectively.
Networks Segment
The table below presents, for our Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change	% Change (ex-FX)	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,598	$2,833	(8)%	(7)%	$8,070	$8,769	(8)%	(7)%
Advertising	1,490	1,709	(13)%	(13)%	5,691	6,394	(11)%	(11)%
Content	833	215	NM	NM	1,396	744	88%	87%
Other	89	111	(20)%	(21)%	250	300	(17)%	(18)%
Total revenues	5,010	4,868	3%	3%	15,407	16,207	(5)%	(4)%
Costs of revenues, excluding depreciation and amortization	2,185	1,800	21%	22%	7,088	7,243	(2)%	(1)%
Selling, general and administrative	710	672	6%	6%	2,087	2,109	(1)%	—%
Adjusted EBITDA	2,115	2,396	(12)%	(11)%	6,232	6,855	(9)%	(9)%
Depreciation and amortization	1,048	1,202			3,205	3,768
Restructuring and other charges	5	48			58	161
Transaction and integration costs	3	(8)			3	3
Impairment and amortization of fair value step-up for content	—	—			419	400
Inter-segment eliminations	—	(10)			—	5
Impairments and loss on dispositions	5	11			9,159	16
Operating income (loss)	$1,054	$1,153			$(6,612)	$2,502
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.

Revenues
Distribution revenue decreased 7% for the three and nine months ended September 30, 2024, primarily attributable to a 9% and 8% decline in domestic linear subscribers for the three and nine months ended September 30, 2024, respectively, partially offset by a 5% increase in domestic contractual affiliate rates for both periods. In addition, the exit from the AT&T SportsNet business had unfavorable impacts of $68 million and $215 million for the three and nine months ended September 30, 2024, respectively. Declines in linear subscribers are expected to continue throughout 2024.
Advertising revenue decreased 13% and 11% for the three and nine months ended September 30, 2024, respectively, primarily attributable to audience declines in domestic networks of 21% and 15% for the three and nine months ended September 30, 2024, respectively, and continued softness in the U.S. linear advertising market, partially offset by the broadcast of the Olympics in Europe in the current year.
Content revenue increased $618 million and $652 million for the three and nine months ended September 30, 2024, respectively, primarily attributable to the sublicensing of Olympic sports rights in Europe in the current year, which had a favorable impact of $578 million on content revenue.
Other revenue decreased 21% and 18% for the three and nine months ended September 30, 2024, respectively, primarily attributable to the timing of services provided to the unconsolidated TNT Sports UK joint venture.
Costs of Revenues
Costs of revenues increased 22% and decreased 1% for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2024 was primarily attributable to the broadcast of the Olympics in Europe in the current year, partially offset by lower content expense, including our exit from the AT&T SportsNet business. The decrease for the nine months ended September 30, 2024 was primarily attributable to our exit from the AT&T SportsNet business and lower content expense, including the allocation of U.S. sports costs to DTC, partially offset by the broadcast of the Olympics in Europe in the current year. The exit from the AT&T SportsNet business had favorable impacts to costs of revenues of $97 million and $276 million for the three and nine months ended September 30, 2024, respectively. The broadcast of the Olympics in Europe in the current year had unfavorable impacts to costs of revenues of $663 million and $665 million for the three and nine months ended September 30, 2024, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased 6% and was flat for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2024 was primarily attributable to higher overhead expenses and marketing expenses related to the broadcast of the Olympics in Europe. For the nine months ended September 30, 2024, lower overhead expenses were offset by higher marketing expenses related to the broadcast of the Olympics in Europe.
Adjusted EBITDA
Adjusted EBITDA decreased 11% and 9% for the three and nine months ended September 30, 2024, respectively. The broadcast of the Olympics in Europe negatively impacted Adjusted EBITDA by $65 million and $66 million for the three and nine months ended September 30, 2024, respectively.

DTC Segment
The following table presents, for our DTC segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change	% Change (ex-FX)	2024	2023	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,320	$2,179	6%	8%	$6,707	$6,536	3%	3%
Advertising	205	138	49%	51%	620	362	71%	73%
Content	107	120	(11)%	(11)%	329	715	(54)%	(54)%
Other	2	1	NM	NM	6	12	(50)%	(50)%
Total revenues	2,634	2,438	8%	9%	7,662	7,625	—%	1%
Costs of revenues, excluding depreciation and amortization	1,776	1,874	(5)%	(5)%	5,699	5,640	1%	2%
Selling, general and administrative	569	453	26%	27%	1,695	1,827	(7)%	(6)%
Adjusted EBITDA	289	111	NM	NM	268	158	70%	72%
Depreciation and amortization	450	590			1,425	1,520
Restructuring and other charges	(16)	34			1	61
Transaction and integration costs	(1)	1			(1)	2
Facility consolidation costs	—	—			5	—
Impairment and amortization of fair value step-up for content	57	111			230	349
Inter-segment eliminations	—	8			—	10
Impairments and loss on dispositions	1	3			17	4
Operating loss	$(202)	$(636)			$(1,409)	$(1,788)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Subscriber information consisted of the following (in millions).

	September 30, 2024	September 30, 2023	% Change
Total Domestic subscribers[1]	52.6	52.6	—%
Total International subscribers[1]	57.9	43.3	34%
Total DTC subscribers[1]	110.5	95.9	15%
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

Distribution revenue increased 8% and 3% for the three and nine months ended September 30, 2024, respectively, primarily attributable to a 15% increase in subscribers and an increase in pricing following the launch of Max in Latin America in the first quarter of 2024 and in Europe in the second quarter of 2024, partially offset by continued domestic linear wholesale subscriber declines.
Advertising revenue increased 51% and 73% for the three and nine months ended September 30, 2024, respectively, primarily attributable to an increase in domestic ad-lite subscribers.
Global ARPU consisted of the following.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change (ex-FX)	2024	2023	% Change (ex-FX)
Domestic ARPU	$11.99	$11.29	6%	$11.93	$11.06	8%
International ARPU	$4.05	$3.98	7%	$3.89	$3.84	5%
Global ARPU[2]	$7.84	$7.88	1%	$7.89	$7.73	3%
Global ARPU increased 1% and 3% for the three and nine months ended September 30, 2024, respectively, primarily attributable to subscriber growth of the ad-lite tier domestically, higher pricing, and a continuing subscriber mix shift from linear wholesale, partially offset by growth in lower ARPU international markets.
Content revenue decreased 11% and 54% for the three and nine months ended September 30, 2024, respectively, primarily attributable to fewer third-party licensing deals.
Costs of Revenues
Costs of revenues decreased 5% and increased 2% for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024 was primarily attributable to lower content expense due to timing of programming releases, partially offset by the broadcast of the Olympics in Europe. The increase for the nine months ended September 30, 2024 was primarily attributable to higher sports related expenses driven by the allocation of U.S. sports from the Networks segment and the broadcast of the Olympics in Europe, partially offset by decreased non-sports content expense.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses increased 27% and decreased 6% for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2024 was primarily attributable to higher overhead expenses, higher marketing expenses due to the continuation of Max launches, and the broadcast of the Olympics in Europe in the current year. The decrease for the nine months ended September 30, 2024 was primarily attributable to lower marketing costs due to the prior year launch of Max in the U.S. and lower overhead expenses, partially offset by the continuation of Max launches internationally.
Adjusted EBITDA
Adjusted EBITDA increased $178 million and $110 million for the three and nine months ended September 30, 2024, respectively. The broadcast of the Olympics in Europe negatively impacted Adjusted EBITDA by $41 million and $42 million for the three and nine months ended September 30, 2024, respectively.
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

Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	% Change	% Change (ex-FX)	2024	2023	% Change	% Change (ex-FX)
Adjusted EBITDA	$(296)	$(328)	10%	10%	$(927)	$(928)	—%	(1)%
Depreciation and amortization	93	54			233	215
Employee share-based compensation	157	140			413	381
Restructuring and other charges	18	53			70	70
Transaction and integration costs	31	37			161	115
Facility consolidation costs	1	14			2	37
Impairment and amortization of fair value step-up for content	1	1			2	(7)
Inter-segment eliminations	—	2			—	(16)
Impairments and loss on dispositions	4	10			242	42
Operating loss	$(601)	$(639)			$(2,050)	$(1,765)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA improved 10% and decreased 1% for the three and nine months ended September 30, 2024, respectively. The improvement for the three months ended September 30, 2024 was primarily attributable to lower facility costs and personnel costs, partially offset by higher overhead expenses. The decrease for the nine months ended September 30, 2024 was primarily attributable to higher overhead and securitization expenses, partially offset by lower facility costs.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Inter-segment revenue eliminations	$(705)	$(551)	$(1,731)	$(1,811)
Inter-segment expense eliminations	(702)	(614)	(1,766)	(1,815)
Adjusted EBITDA	(3)	63	35	4
Restructuring and other charges	—	—	—	(2)
Impairment and amortization of fair value step-up for content	64	108	217	358
Operating loss	$(67)	$(45)	$(182)	$(352)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2024, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2024, we had $3.3 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Revolving Credit Facility and Commercial Paper
As of September 30, 2024, we had a multicurrency revolving credit agreement (the “Revolving Credit Agreement”) and had the capacity to borrow up to $6.0 billion under the Revolving Credit Agreement (the “Credit Facility”). We could also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Revolving Credit Agreement contained customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2024, the Company was in compliance with all covenants and there were no events of default under the Revolving Credit Agreement. In October 2024, the Company replaced the Revolving Credit Agreement with a new multicurrency revolving credit agreement. (See Note 17 to the accompanying consolidated financial statements.)
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $1.5 billion, including up to $500 million of euro-denominated borrowings. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the nine months ended September 30, 2024, we borrowed and repaid $14,203 million under our Credit Facility and commercial paper program. As of September 30, 2024, we had no outstanding borrowings under the Credit Facility or the commercial paper program.
During the nine months ended September 30, 2024, the Company issued €650 million of 4.302% fixed rate senior notes due January 2030 and €850 million of 4.693% fixed rate senior notes due May 2033. After December 2029 and February 2033, respectively, the senior notes are redeemable at par plus accrued and unpaid interest.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,200 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $4,761 million as of September 30, 2024.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. Total trade accounts receivable sold under the Company’s factoring arrangement was $57 million for the nine months ended September 30, 2024.
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
•Debt
Floating Rate Notes
During the nine months ended September 30, 2024, we repaid $40 million of aggregate principal amount of our floating rate notes due March 2024.
Senior Notes
During the nine months ended September 30, 2024, we repurchased or repaid $5,387 million of aggregate principal amount outstanding of our senior notes. In addition, we have $296 million of senior notes coming due in November 2024, and an additional $2,749 million of senior notes coming due through September 30, 2025.
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
•Capital Expenditures
We effected capital expenditures of $662 million during the nine months ended September 30, 2024, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the nine months ended September 30, 2024, we contributed $104 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
We had redeemable equity balances of $117 million at September 30, 2024, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $172 million and $282 million for the nine months ended September 30, 2024 and 2023, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2024, we made cash payments of $832 million and $1,873 million for income taxes and interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents, and restricted cash, beginning of period	$4,319	$3,930
Cash provided by operating activities	2,660	3,899
Cash used in investing activities	(355)	(1,025)
Cash used in financing activities	(3,149)	(4,308)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(66)
Net change in cash, cash equivalents, and restricted cash	(829)	(1,500)
Cash, cash equivalents, and restricted cash, end of period	$3,490	$2,430

Operating Activities
Cash provided by operating activities was $2,660 million and $3,899 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income, excluding non-cash items, partially offset by lower net content investment in 2024. Cash flow for the nine months ended September 30, 2023 was also positively impacted by the WGA and SAG-AFTRA strikes.
Investing Activities
Cash used in investing activities was $355 million and $1,025 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily attributable to fewer purchases of property and equipment and proceeds from the sale of investments during the nine months ended September 30, 2024.
Financing Activities
Cash used in financing activities was $3,149 million and $4,308 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used in financing activities was primarily attributable to lower net debt activity and lower distributions to noncontrolling interests and redeemable noncontrolling interests, partially offset by a decrease in securitization receivables collected but not remitted during the nine months ended September 30, 2024.
Capital Resources
As of September 30, 2024, capital resources were comprised of the following (in millions).

	September 30, 2024
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,336	$—	$3,336
Revolving credit facility and commercial paper program	6,000	—	6,000
Senior notes (a)	40,232	40,232	—
Total	$49,568	$40,232	$9,336

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2024 had interest rates that ranged from 1.90% to 8.30% and will mature between 2024 and 2062.

We expect that our cash balance, cash generated from operations and availability under the Revolving Credit Agreement will be sufficient to fund our cash needs for both the short-term and the long-term. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. Credit rating agencies may continue to review and adjust our ratings or outlook. For example, in August 2024, S&P revised our ratings outlook from stable to negative primarily due to declines in our linear business, including as a result of the weak operating environment for linear networks.
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
Summarized Guarantor Financial Information
Basis of Presentation
As of September 30, 2024 and December 31, 2023, the Company had outstanding senior notes issued by DCL, a wholly owned subsidiary of the Company, and guaranteed by the Company, Scripps Networks, and WMH; senior notes issued by WMH and guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed); and senior notes issued by Scripps Networks (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL primarily includes the Discovery Channel and TLC networks in the U.S. DCL is a wholly owned subsidiary of the Company. Scripps Networks is also wholly owned by the Company.

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

	September 30, 2024	December 31, 2023
Current assets	$786	$1,539
Non-guarantor intercompany trade receivables, net	259	336
Noncurrent assets	4,109	5,709
Current liabilities	3,771	2,847
Noncurrent liabilities	37,535	42,157

Nine Months Ended September 30, 2024
Revenues	$1,433
Operating income	61
Net income	(619)
Net income available to Warner Bros. Discovery, Inc.	(573)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
No new accounting and reporting standards were adopted during the nine months ended September 30, 2024. (See Note 1 to the accompanying consolidated financial statements.)

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
•adverse outcomes of legal proceedings or disputes, including those related to our acquisition of the WarnerMedia Business;
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
•changes to our corporate or debt-specific credit ratings or outlook;
•threatened or actual cyber-attacks and cybersecurity breaches;
•theft of our content and unauthorized duplication, distribution and exhibition of such content; and
•general economic and business conditions, fluctuations in foreign currency exchange rates, global events such as pandemics, and political unrest in the international markets in which we operate.

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2023 Form 10-K and Part II, Item 1A, “Risk Factors,” in our Form 10-Q for the quarters-ended March 31, 2024, June 30, 2024, and September 30, 2024. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Form 10-K. Our exposures to market risk have not materially changed since December 31, 2023.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Between September 23, 2022 and October 24, 2022, two purported class action lawsuits (Collinsville Police Pension Board v. Discovery, Inc., et al., Case No. 1:22-cv-08171; Todorovski v. Discovery, Inc., et al., Case No. 1:22-cv-09125) were filed in the United States District Court for the Southern District of New York. The complaints named Warner Bros. Discovery, Inc., Discovery, Inc., David Zaslav, and Gunnar Wiedenfels as defendants. The complaints generally alleged that the defendants made false and misleading statements in SEC filings and in certain public statements relating to the Merger, in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and sought damages and other relief. On November 4, 2022, the court consolidated the Collinsville and Todorovski complaints under case number 1:22-CV-8171, and on December 12, 2022, the court appointed lead plaintiffs and lead counsel. On February 15, 2023, the lead plaintiffs filed an amended complaint adding Advance/Newhouse Partnership, Advance/Newhouse Programming Partnership, Steven A. Miron, Robert J. Miron, and Steven O. Newhouse as defendants. The amended complaint asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and sought damages and other relief. On February 5, 2024, the court dismissed the amended complaint with prejudice. On March 4, 2024, plaintiffs filed an appeal. On November 1, 2024, the United States Court of Appeals for the Second Circuit affirmed the February 5, 2024 judgment.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2023 Form 10-K and Part II, Item 1A “Risk Factors” of the Company’s Form 10-Q for the quarter-ended March 31, 2024 and Form 10-Q for the quarter-ended June 30, 2024. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1
Credit Agreement, dated as of October 4, 2024, among Discovery Communications, LLC, Warner Bros. Discovery, Inc. (“WBD”), as facility guarantor, certain wholly-owned subsidiaries of WBD, as borrowers, Scripps Networks Interactive, Inc. and WarnerMedia Holdings, Inc., as subsidiary guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 9, 2024 (SEC File No. 001-34177))*

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
* Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: November 7, 2024	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer