Form 10-Q
period 2025-03-31
Warner Bros. Discovery, Inc.
filed 2025-05-08
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 25, 2025:

Series A Common Stock, par value $0.01 per share	2,474,075,003

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Distribution	$4,886	$4,985
Advertising	1,980	2,148
Content	1,866	2,558
Other	247	267
Total revenues	8,979	9,958
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	5,131	6,058
Selling, general and administrative	2,194	2,232
Depreciation and amortization	1,547	1,888
Restructuring and other charges	54	35
Impairments and loss on dispositions	90	12
Total costs and expenses	9,016	10,225
Operating loss	(37)	(267)
Interest expense, net	(468)	(515)
(Loss) gain on extinguishment of debt	(4)	25
Loss from equity investees, net	(7)	(48)
Other income (expense), net	82	(14)
Loss before income taxes	(434)	(819)
Income tax expense	(15)	(136)
Net loss	(449)	(955)
Net income attributable to noncontrolling interests	(8)	(7)
Net loss (income) attributable to redeemable noncontrolling interests	4	(4)
Net loss available to Warner Bros. Discovery, Inc.	$(453)	$(966)
Net loss per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(0.18)	$(0.40)
Diluted	$(0.18)	$(0.40)
Weighted average shares outstanding:
Basic	2,462	2,443
Diluted	2,462	2,443

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2025	2024
Net loss	$(449)	$(955)
Other comprehensive income (loss):
Currency translation, net of income tax (expense) benefit of $(90) and $7	231	(176)
Derivatives
Change in net unrealized gains	9	13
Less: Reclassification adjustment for net gains included in net income	(13)	(9)
Net change, net of income tax (expense) benefit of $(1) and $—	(4)	4
Comprehensive loss	(222)	(1,127)
Comprehensive income attributable to noncontrolling interests	(11)	(7)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	4	(4)
Comprehensive loss attributable to Warner Bros. Discovery, Inc.	$(229)	$(1,138)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,868	$5,312
Receivables, net	4,664	4,947
Prepaid expenses and other current assets	4,250	3,819
Total current assets	12,782	14,078
Film and television content rights and games	18,821	19,102
Property and equipment, net	6,211	6,087
Goodwill	25,746	25,667
Intangible assets, net	31,033	32,299
Other noncurrent assets	7,086	7,327
Total assets	$101,679	$104,560
Liabilities and equity
Current liabilities:
Accounts payable	$1,008	$1,055
Accrued liabilities	9,899	10,438
Deferred revenues	1,600	1,569
Current portion of debt	2,779	2,748
Total current liabilities	15,286	15,810
Noncurrent portion of debt	34,647	36,757
Deferred income taxes	6,714	6,985
Other noncurrent liabilities	9,861	10,070
Total liabilities	66,508	69,622
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	23	109
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,703 and 2,684 shares issued; and 2,473 and 2,454 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,585	55,560
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(12,692)	(12,239)
Accumulated other comprehensive loss	(840)	(1,067)
Total Warner Bros. Discovery, Inc. stockholders’ equity	33,836	34,037
Noncontrolling interests	1,312	792
Total equity	35,148	34,829
Total liabilities and equity	$101,679	$104,560

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(449)	$(955)
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	3,145	3,827
Depreciation and amortization	1,547	1,888
Deferred income taxes	(312)	(399)
Share-based compensation expense	123	101
Impairments and loss on dispositions	90	12
Other, net	17	10
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	288	(304)
Film and television content rights, games, and production payables, net	(2,846)	(2,778)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(1,026)	(753)
Foreign currency, prepaid expenses and other assets, net	(24)	(64)
Cash provided by operating activities	553	585
Investing Activities
Purchases of property and equipment	(251)	(195)
Proceeds from sales of investments	11	—
Investments in and advances to equity investments	(14)	(53)
Proceeds from asset dispositions	66	—
Other investing activities, net	(7)	41
Cash used in investing activities	(195)	(207)
Financing Activities
Principal repayments of debt, including premiums and discounts to par value	(3,665)	(1,047)
Borrowings from debt, net of discount and issuance costs	1,500	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(157)	(130)
Proceeds for noncontrolling interest in joint venture	601	—
Borrowings under commercial paper program and revolving credit facility	695	2,200
Repayments under commercial paper program and revolving credit facility	(695)	(2,200)
Other financing activities, net	(174)	(60)
Cash used in financing activities	(1,895)	(1,237)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	95	(74)
Net change in cash, cash equivalents, and restricted cash	(1,442)	(933)
Cash, cash equivalents, and restricted cash, beginning of period	5,416	4,319
Cash, cash equivalents, and restricted cash, end of period	$3,974	$3,386

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2024	2,684	$27	$55,560	$(8,244)	$(12,239)	$(1,067)	$34,037	$792	$34,829
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(453)	—	(453)	8	(445)
Other comprehensive income	—	—	—	—	—	227	227	3	230
Share-based compensation	—	—	156	—	—	—	156	—	156
Tax settlements associated with share-based plans	—	—	(124)	—	—	—	(124)	—	(124)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(147)	(147)
Issuance of stock in connection with share-based plans	19	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	74	74
Formation of music catalog joint venture	—	—	(13)	—	—	—	(13)	582	569
March 31, 2025	2,703	$27	$55,585	$(8,244)	$(12,692)	$(840)	$33,836	$1,312	$35,148

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
In December 2024, the Company announced that its board of directors had authorized the Company to implement a new corporate structure designed to enhance its strategic flexibility and create potential opportunities to unlock shareholder value. Under the new corporate structure, the Company will serve as the parent company for two distinct operating divisions: Streaming & Studios and Global Linear Networks. In the first quarter of 2025, the Company renamed its Direct-to-Consumer reportable segment to Streaming and its Networks reportable segment to Global Linear Networks. There were no changes to the Company’s reportable segments or the composition of our reportable segments as a result of these changes.
As of March 31, 2025, we classified our operations in three reportable segments:
•Streaming - Our Streaming segment primarily consists of our premium pay-TV and streaming services.
•Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/streaming services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
•Global Linear Networks - Our Global Linear Networks segment primarily consists of our domestic and international television networks.
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
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Recent Accounting and Reporting Pronouncements
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance updating the disclosure requirements for income taxes, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this guidance prospectively and is currently evaluating the impact it will have on its annual tax disclosures that will be included in its Form 10-K for the year ended December 31, 2025.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
During the three months ended March 31, 2025, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment. As of October 1, 2024, the date of the most recent quantitative impairment assessment, the estimated fair value of each reporting unit exceeded its carrying value.
The Company continues to monitor its reporting units for triggers that could impact the recoverability of goodwill. Long-term trends and risks the Company is monitoring in its ongoing assessment include, but are not limited to, the following:
•the delta between market capitalization and book value, as well as volatility in the price of our common stock;
•uncertainty related to affiliate rights renewals associated with the Company’s Global Linear Networks and Streaming reporting units;
•declining levels of global GDP growth and continued softness in the U.S. linear advertising market associated with the Company’s Global Linear Networks reporting unit;
•uncertainty surrounding the impacts related to the imposition of tariffs by the U.S. government and any retaliatory tariffs from foreign governments;
•content licensing trends and volatility related to the performance of theatrical film and game slates in the Company’s Studios reporting unit; and
•risks in executing the projected growth strategies of the Company’s Streaming reporting unit.
NOTE 3. RESTRUCTURING AND OTHER CHARGES
The Company periodically initiates restructuring programs, which may include, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. During 2024, the Company initiated two restructuring initiatives; an organizational and personnel restructuring plan and a restructuring initiative associated with its Warner Bros. Games group.
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended March 31,
	2025	2024
Streaming	$12	$2
Studios	(5)	11
Global Linear Networks	16	11
Corporate and inter-segment eliminations	31	11
Total restructuring and other charges	$54	$35
During the three months ended March 31, 2025 and 2024, restructuring and other charges were primarily related to organization restructuring costs and consulting fees.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in restructuring liabilities recorded in accrued liabilities and other noncurrent liabilities by major category and by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Streaming	Studios	Global Linear Networks	Corporate	Total
December 31, 2024	$31	$95	$105	$58	$289
Employee termination accruals, net	12	(5)	14	8	29
Other accruals and adjustments	—	—	—	24	24
Cash paid	(3)	(24)	(26)	(27)	(80)
March 31, 2025	$40	$66	$93	$63	$262
NOTE 4. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended March 31, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,329	$1	$2,558	$(2)	$4,886
Advertising	237	1	1,758	(16)	1,980
Content	88	2,139	380	(741)	1,866
Other	2	173	78	(6)	247
Total	$2,656	$2,314	$4,774	$(765)	$8,979

	Three Months Ended March 31, 2024
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,185	$5	$2,797	$(2)	$4,985
Advertising	175	4	1,987	(18)	2,148
Content	99	2,623	264	(428)	2,558
Other	1	189	77	—	267
Total	$2,460	$2,821	$5,125	$(448)	$9,958
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	March 31, 2025	December 31, 2024
Contract liabilities	Deferred revenues	$1,600	$1,569
Contract liabilities	Other noncurrent liabilities	210	206
For the three months ended March 31, 2025 and 2024, respectively, revenues of $677 million and $772 million were recognized that were included in deferred revenues as of December 31, 2024 and December 31, 2023, respectively. Contract assets were not material as of March 31, 2025 and December 31, 2024.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Remaining Performance Obligations
The following table presents a summary of revenue expected to be recognized from remaining performance obligations by contract type (in millions).

Contract Type	March 31, 2025	Duration
Distribution - fixed price or minimum guarantee	$2,279	Through 2030
Content licensing and sports sublicensing	4,124	Through 2032
Brand licensing	3,031	Through 2052
Advertising	676	Through 2030
Other	132	Through 2029
Total	$10,242
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
NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During 2024, the Company amended its revolving receivables program to reduce the facility limit to $5,200 million and extend the program to June 2025. The outstanding portfolio of receivables derecognized from our consolidated balance sheet was $4,748 million as of March 31, 2025.
The Company recognized $36 million and $51 million for the three months ended March 31, 2025 and 2024, respectively, in selling, general and administrative expenses in the consolidated statements of operations from the revolving receivables program (net of non-designated derivatives). (See Note 9.)
The following table presents a summary of receivables sold (in millions).

	Three Months Ended March 31,
	2025	2024
Gross receivables sold/cash proceeds received	$4,231	$3,956
Collections reinvested under revolving receivables program	(4,120)	(3,987)
Net cash proceeds received (remitted)	$111	$(31)
Net receivables sold	$4,205	$3,914
Obligations recorded (Level 3)	$103	$153
The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	March 31, 2025	December 31, 2024
Gross receivables pledged as collateral	$2,242	$2,402
Restricted cash pledged as collateral	$102	$100
Balance sheet classification:
Receivables, net	$1,846	$2,039
Prepaid expenses and other current assets	$102	$100
Other noncurrent assets	$396	$363

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement were $102 million for the three months ended March 31, 2025. No amounts were sold under the factoring arrangement for the three months ended March 31, 2024. The impact to the consolidated statements of operations was immaterial for the three months ended March 31, 2025 and 2024. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.
NOTE 6. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized production costs are grouped based on their predominant monetization strategy: individually or as a group. Live programming includes licensed sports rights and related advances. The tables below present the components of content rights (in millions).

	March 31, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$2,918	$5,696	$8,614
Completed and not released	613	765	1,378
In production and other	1,913	1,981	3,894
Total production costs	$5,444	$8,442	$13,886
Licensed content, live programming, and advances, net			5,774
Game development costs, less amortization			253
Total film and television content rights and games			19,913
Less: Current content rights and prepaid license fees, net			(1,092)
Total noncurrent film and television content rights and games			$18,821

	December 31, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$2,948	$5,678	$8,626
Completed and not released	794	767	1,561
In production and other	1,700	2,008	3,708
Total production costs	$5,442	$8,453	$13,895
Licensed content, live programming, and advances, net			5,744
Game development costs, less amortization			247
Total film and television content rights and games			19,886
Less: Current content rights and prepaid license fees, net			(784)
Total noncurrent film and television content rights and games			$19,102
Content amortization consisted of the following (in millions).

	Three Months Ended March 31,
	2025	2024
Predominantly monetized individually	$580	$922
Predominantly monetized as a group	2,530	2,779
Total content amortization	$3,110	$3,701
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments were $35 million and $126 million, for the three months ended March 31, 2025 and 2024, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	March 31, 2025	December 31, 2024
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$242	$240
nC+	Other noncurrent assets	32%	141	128
TNT Sports	Other noncurrent assets	50%	83	92
Other	Other noncurrent assets		248	261
Total equity method investments			714	721

Investments with readily determinable fair values	Other noncurrent assets		42	41

Investments without readily determinable fair values	Other noncurrent assets(a)		344	353
Total investments			$1,100	$1,115
(a) Investments without readily determinable fair values included $17 million as of March 31, 2025 and December 31, 2024 that was recorded in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2025, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $550 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $531 million and $550 million as of March 31, 2025 and December 31, 2024, respectively. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations, and were not material for the three months ended March 31, 2025 and 2024.
Joint Venture
In January 2025, the Company contributed a 70% interest in its music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. The Company retained a controlling financial interest and consolidated the joint venture as a VIE. The Company has determined that it is the primary beneficiary of the joint venture as the Company has certain operational rights that significantly impact the economic performance of the business including exploitation of the catalog works and selection of the administrator. As the primary beneficiary, the Company includes the joint venture assets, liabilities and results of operations in the Company's consolidated financial statements. As of March 31, 2025, the carrying amounts of assets and liabilities of the consolidated VIE were not material. In addition to the initial equity ownership, Cutting Edge Group, may receive up to an additional 10% economic interest in the venture based on the results of certain operational metrics.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Term loan with maturity of less than 1 year	5.45%	$1,500	$—
Senior notes with maturities of 5 years or less	3.89%	10,805	13,744
Senior notes with maturities between 5 and 10 years	4.38%	7,211	7,853
Senior notes with maturities greater than 10 years	5.20%	17,930	17,930
Total debt		37,446	39,527
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(20)	(22)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		37,426	39,505
Current portion of debt		(2,779)	(2,748)
Noncurrent portion of debt		$34,647	$36,757
During the three months ended March 31, 2025, the Company repaid in full at maturity $2,165 million of aggregate principal amount outstanding of its senior notes due March 2025, and redeemed in full $1,500 million aggregate principal amount outstanding of its senior notes due March 2026. The redemption was funded with the proceeds of borrowings pursuant to a new $1,500 million 364-day senior unsecured term loan credit facility.
During the three months ended March 31, 2024, the Company repaid in full at maturity $726 million of aggregate principal amount outstanding of its senior notes due February and March 2024 and completed open market repurchases for $364 million of aggregate principal amount outstanding of its senior notes.
As of March 31, 2025, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), Discovery Communications, LLC (“DCL”) (to the extent it is not the primary obligor on such senior notes), and WarnerMedia Holdings, Inc. (“WMH”) (to the extent it is not the primary obligor on such senior notes), except for $1,055 million of senior notes primarily related to the legacy WarnerMedia Business.
Revolving Credit Facility and Commercial Paper Programs
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with aggregate commitments of $6.0 billion and includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The obligations of the borrowers under the Credit Agreement are unsecured and are guaranteed by the Company, Scripps Networks, and WMH. The Credit Agreement is available on a revolving basis until October 2029, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent.
The Company’s commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $2.0 billion. In March 2025, the Company increased the issuance capacity under the commercial paper program from $1.0 billion to $2.0 billion. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of March 31, 2025 and December 31, 2024, the Company and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, and also requires maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 4.50 to 1.00. As of March 31, 2025, the Company was in compliance with all applicable covenants and there were no events of default under the Credit Agreement.

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
There were no amounts eligible to be offset under master netting agreements as of March 31, 2025 and December 31, 2024. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the Company’s derivative financial instruments recorded on its consolidated balance sheets (in millions).

	March 31, 2025					December 31, 2024
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,557	$36	$25	$31	$21	$1,608	$47	$14	$25	$28
Net investment hedges: (a)
Cross-currency swaps	434	6	—	—	6	421	6	—	—	4
No hedging designation:
Foreign exchange	944	16	6	13	108	951	18	7	14	122
Cross-currency swaps	216	2	—	—	2	210	2	—	—	1
Interest rate swaps	1,500	1	—	—	—	—	—	—	—	—
Total return swaps	443	—	—	17	—	454	—	—	16	—
Total		$61	$31	$61	$137		$73	$21	$55	$155
(a) Excludes €1,500 million of euro-denominated notes ($1,618 million and $1,558 million equivalent at March 31, 2025 and December 31, 2024, respectively) designated as a net investment hedge. (See Note 8.)
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Three Months Ended March 31,
	2025	2024
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$14	$16
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	4	2
Foreign exchange - costs of revenues	—	11
Interest rate - interest expense, net	(1)	(1)
Interest rate - other income (expense), net	14	—
If current fair values of designated cash flow hedges as of March 31, 2025 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 30 years.
Net Investment Hedges
The Company is exposed to foreign currency risk associated with the net assets of non-USD functional entities and uses fixed-to-fixed cross currency swaps to mitigate this risk.
The following table presents the pre-tax impact of derivatives designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2025	2024		2025	2024
Cross currency swaps	$(4)	$25	Interest expense, net	$3	$6
Euro-denominated notes (foreign denominated debt)	(60)	—	N/A	—	—
Sterling notes (foreign denominated debt)	—	4	N/A	—	—
Total	$(64)	$29		$3	$6
Derivatives Not Designated for Hedge Accounting
The Company has deferred compensation plans that have risk related to the fair value gains and losses on these investments and uses total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
The Company is also exposed to risk of secured overnight financing rate changes in connection with securitization interest paid on the receivables securitization program. To mitigate this risk, the Company entered into $1.5 billion notional of non-designated interest rate swaps in the first quarter of 2025. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other income (expense), net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2025	2024
Interest rate swaps	$1	$21
Total return swaps	(11)	19
Total in selling, general and administrative expense	(10)	40

Interest rate swaps	—	2
Cross-currency swaps	(1)	—
Foreign exchange derivatives	9	(8)
Total in other income (expense), net	8	(6)
Total	$(2)	$34
NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2025
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$349	$—	$349
Equity securities:
Money market fund	Cash and cash equivalents	46	—	—	46
Mutual funds	Prepaid expenses and other current assets	18	—	—	18
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	3	—	3
Mutual funds	Other noncurrent assets	210	—	—	210
Company-owned life insurance contracts	Other noncurrent assets	—	100	—	100
Total		$274	$452	$—	$726
Liabilities
Deferred compensation plan	Accrued liabilities	$68	$—	$—	$68
Deferred compensation plan	Other noncurrent liabilities	639	—	—	639
Total		$707	$—	$—	$707

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, senior notes, and term loans. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2025 and December 31, 2024. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $30.8 billion and $34.9 billion as of March 31, 2025 and December 31, 2024, respectively.
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

	Three Months Ended March 31, 2025
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	4.6	$11.02
RSUs	38.7	$10.99
Stock options	4.2	$11.02
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2025 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$89	1.5
RSUs	802	1.7
Stock options	90	1.8
Total unrecognized compensation cost	$981

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. INCOME TAXES
Income tax expense was $15 million and $136 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in income tax expense was primarily attributable to variability in pre-tax book income and loss, the mix of jurisdictions to which they relate, and the effect of foreign operations.
Income tax expense for the three months ended March 31, 2025, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in unrecognized tax benefits, and state and local income taxes.
As of March 31, 2025 and December 31, 2024, the Company’s reserves for unrecognized tax benefits totaled $2,408 million and $2,371 million, respectively.
As of March 31, 2025 and December 31, 2024, the Company had accrued $774 million and $732 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of March 31, 2025, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income (Expense), net
Other income (expense), net, consisted of the following (in millions).

	Three Months Ended March 31,
	2025	2024
Foreign currency gains (losses), net	$30	$(137)
Gains (losses) on derivative instruments, net	22	(6)
Change in the value of investments with readily determinable fair value	4	(1)
Change in fair value of equity investments without readily determinable fair value	(4)	(14)
Interest income	64	60
Indemnification receivable accrual	(38)	90
Other income (loss), net	4	(6)
Total other income (expense), net	$82	$(14)
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024
Non-cash investing and financing activities:
Assets acquired under finance lease and other arrangements	144	111
Settlement of PRSU awards	51	31

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash, Cash Equivalents, and Restricted Cash

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,868	$5,312
Restricted cash - recorded in prepaid expenses and other current assets (1)	106	104
Total cash, cash equivalents, and restricted cash	$3,974	$5,416

(1) Restricted cash primarily includes cash posted as collateral related to the Company’s revolving receivables program. (See Note 5.)
Earnings Per Share
The table below presents a reconciliation of net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(449)	$(955)
Less:
Net income attributable to noncontrolling interests	(8)	(7)
Net loss (income) attributable to redeemable noncontrolling interests	4	(4)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	(4)
Net loss available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$(453)	$(970)

Denominator — weighted average:
Common shares outstanding — basic and diluted	2,462	2,443

Basic net loss per share allocated to common stockholders	$(0.18)	$(0.40)
Diluted net loss per share allocated to common stockholders	$(0.18)	$(0.40)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2025	2024
Anti-dilutive share-based awards	92	74
Supplier Finance Programs
As of March 31, 2025 and December 31, 2024, the Company has confirmed $254 million and $307 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.
Leases
During the three months ended March 31, 2025, the Company subleased a portion of its Hudson Yards, New York office. As a result of executing the sublease, the Company recorded a right-of-use (“ROU”) asset impairment charge of $87 million. The ROU asset impairment charge was recorded in impairment and loss on dispositions in the consolidated statements of operations.
Other than the item disclosed above, no other material changes have occurred to the Company’s lease portfolio for the periods presented. Refer to the Company’s 2024 Form 10-K for more information on the Company’s leases.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Collaborative Arrangements
The arrangement among TNT Sports, CBS Broadcasting, Inc. (“CBS”), and the National Collegiate Athletic Association (the “NCAA”) provides TNT Sports and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, certain advertising revenues and sponsorship revenues related to the NCAA Tournament, and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds the shared advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to a specified annual cap. The amount recorded pursuant to the loss cap was $59 million during the three months ended March 31, 2025 and was not material for three months ended March 31, 2024. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.
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
Discovery Family
Hasbro Inc. (“Hasbro”) had the right to put the entirety of its remaining 40% interest in Discovery Family to the Company. Hasbro did not exercise the right by the election period expiration date of March 31, 2025. As of March 31, 2025, Hasbro’s noncontrolling interest was reclassified from redeemable noncontrolling interest to noncontrolling interest outside of stockholders’ equity on the Company’s consolidated balance sheets.
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,008)	$15	$(74)	$(1,067)
Other comprehensive income (loss) before reclassifications	231	9	—	240
Reclassifications from accumulated other comprehensive loss to net income	—	(13)	—	(13)
Other comprehensive income (loss)	231	(4)	—	227
Ending balance	$(777)	$11	$(74)	$(840)

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
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related party transactions include revenues and expenses for content and services provided to or acquired from equity method investees, entities that share common directorship, or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2025	2024
Revenues and service charges (a)	$214	$653
Expenses	$68	$77
Distributions to noncontrolling interests and redeemable noncontrolling interests	$157	$130
(a) The decrease in revenue and service charges in 2025 is primarily attributable to transactions with certain entities that are no longer considered related parties, as such entities and the Company ceased to share common directorship in 2025.
The table below presents receivables due from and payables due to related parties (in millions).

	March 31, 2025	December 31, 2024
Receivables	$238	$254
Payables	$27	$13
NOTE 15. COMMITMENTS AND CONTINGENCIES
Put Rights
The Company has granted put rights to non-controlling interest holders in certain consolidated subsidiaries but is unable to reasonably predict the ultimate amount or timing of any payment.
Legal Matters
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners, government regulations, or intellectual property, as well as disputes and matters involving counterparties to contractual agreements. A determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events.
The Company may not currently be able to estimate the reasonably possible loss or range of loss for certain matters until developments in such matters have provided sufficient information to support an assessment of such loss. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual for such contingencies is made and no loss or range of loss is disclosed, including with respect to the matters noted below. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not currently believe that the resolution of these matters will have a material adverse effect on the Company’s future consolidated financial position, future results of operations, or cash flows.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named Warner Bros. Discovery, Inc. (“WBD”), Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants have until July 11, 2025 to answer or move to dismiss.
Consolidated Derivative Action. Between December 20, 2024 and January 14, 2025, four shareholder derivative complaints were filed in the United States District Court for the Southern District of New York (Roy v. Zaslav et al., No. 1:24-cv-09856-AT, Hollin v. Zaslav et al., No. 1:24-cv-09885-AT, KO v. Zaslav et al., No. 1:25-cv-00114-AT, and Herman, III v. Chen et al., No. 1:25-cv-00352-AT). Each complaint names certain current and former directors and officers of WBD as defendants and WBD as nominal defendant, and each complaint seeks damages and other relief. The complaints generally assert claims against the defendants, derivatively on behalf of WBD, for alleged breaches of fiduciary duty based on the same facts alleged in the Collura securities case described above. The complaints assert various common law causes of action, including breach of fiduciary duties, aiding and abetting breach of fiduciary duties, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets, as well claims for violations of Sections 14(a), 10(b), and 21D of the Exchange Act. On January 21, 2025, the court consolidated the four actions for all purposes under Case No. 1:24-cv-09856-AT, captioned as In re Warner Bros. Discovery, Inc. Derivative Litigation (the “Consolidated Derivative Action”). On February 19, 2025, the Court stayed the Consolidated Derivative Action pending resolution of a final decision on all motions to dismiss the operative complaint in the Collura securities action.
District of Delaware Derivative Action. On February 20, 2025, a fifth shareholder derivative complaint was filed in the United States District Court for Delaware (Harloff v. Zaslav, No. 1:25-cv-00207-JLH). The complaint named certain current and former directors and officers of WBD as defendants and named WBD as nominal defendant. The complaint asserted claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement, based on the same facts alleged in the Collura securities case described above in addition to violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought damages and other relief. On March 13, 2025, the court denied the parties’ joint request to stay the proceedings pending resolution of the Collura securities class action and ordered the plaintiff to show cause as to why the case should not be dismissed for failure to state a claim over which the court has original jurisdiction. On March 31, 2025, the plaintiff filed a notice of voluntary dismissal, which the court so-ordered on April 2, 2025.
NOTE 16. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions.
The accounting policies of the reportable segments are the same as the Company’s, except that certain inter-segment transactions that are eliminated for consolidation are not eliminated at the segment level. Inter-segment transactions primarily include advertising and content licenses. The Company generally records inter-segment transactions of content licenses at market value. The Company does not report assets by segment because it is not used by the CODM to allocate resources or evaluate segment performance.
The Company evaluates the operating performance of its segments based on financial measures such as revenues and Adjusted EBITDA. Adjusted EBITDA is defined as operating income excluding:
•employee share-based compensation;
•depreciation and amortization;
•restructuring and facility consolidation;
•certain impairment charges;
•gains and losses on business and asset dispositions;
•third-party transaction and integration costs;
•amortization of purchase accounting fair value step-up for content;

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•amortization of capitalized interest for content; and
•other items impacting comparability.
The CODM uses this measure to assess the operating results and performance of the segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content (which is included in consolidated costs of revenues), and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. We prospectively updated certain corporate allocations at the beginning of 2025. The impact to prior periods was immaterial.
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues

	Three Months Ended March 31,
	2025	2024
Streaming	$2,656	$2,460
Studios	2,314	2,821
Global Linear Networks	4,774	5,125
Corporate	—	1
Inter-segment eliminations	(765)	(449)
Total revenues	$8,979	$9,958
Reconciliation of Revenues to Segment Adjusted EBITDA

	Three months ended March 31, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$2,656	$2,314	$4,774

Less:
Content expense (a)	1,504	1,339	1,832
Personnel expense (b)	186	230	496
Marketing expense	220	252	104
Other segment expenses (c)	407	234	549
Segment Adjusted EBITDA	$339	$259	$1,793

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended March 31, 2024
	Streaming	Studios	Global Linear Networks
Revenues	$2,460	$2,821	$5,125

Less:
Content expense (a)	1,567	1,950	1,843
Personnel expense (b)	192	240	548
Marketing expense	289	289	88
Other segment expenses (c)	326	158	527
Segment Adjusted EBITDA	$86	$184	$2,119
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
(c) Other segment expenses include distribution costs, other direct costs, software and hardware costs, IT services, professional and consulting fees, commissions, and certain other overhead costs. Other segment expenses exclude depreciation and amortization, amortization of purchase accounting fair value step-up for content, amortization of capitalized interest for content, employee share-based compensation, third-party transaction and integration costs, and other items impacting comparability as these items are excluded from the calculation of Adjusted EBITDA.
Reconciliation of segment adjusted EBITDA to loss before income taxes

	Three Months Ended March 31,
	2025	2024
Streaming	$339	$86
Studios	259	184
Global Linear Networks	1,793	2,119
Segment Adjusted EBITDA	2,391	2,389
Depreciation and amortization	1,547	1,888
Employee share-based compensation	120	99
Restructuring and other charges	54	35
Transaction and integration costs	80	81
Facility consolidation costs	5	2
Impairment and amortization of fair value step-up for content	240	235
Amortization of capitalized interest for content	6	17
Impairments and loss on dispositions	90	12
Corporate	233	346
Inter-segment eliminations	53	(59)
Other (income) expense, net	(82)	14
Loss from equity investees, net	7	48
Loss (gain) on extinguishment of debt	4	(25)
Interest expense, net	468	515
Loss before income taxes	$(434)	$(819)
NOTE 17. SUBSEQUENT EVENTS
In April 2025, the Company borrowed $500 million under its Credit Facility, which is expected to be repaid within the current quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
We are home to one of the largest collections of owned content in the world with assets and intellectual property across sports, news, lifestyle, and entertainment in most languages and regions of the globe. We create some of the best-in-class content using our renowned library, beloved franchises, and acclaimed creative expertise to serve our audiences and consumers. Our asset mix strongly positions us to execute our key strategies: grow our streaming business globally, enhance our Studios segment, and manage our linear networks for the best possible success in order to create long-term value for our shareholders.
In December 2024, we announced that our board of directors had authorized the Company to implement a new corporate structure designed to enhance our strategic flexibility and create potential opportunities to unlock shareholder value. Under the new corporate structure, the Company will serve as the parent company for two distinct operating divisions: Streaming & Studios and Global Linear Networks. In the first quarter of 2025, we renamed our Direct-to-Consumer reportable segment to Streaming and our Networks reportable segment to Global Linear Networks. There were no changes to our reportable segments or the composition of our reportable segments as a result of these changes. We have included supplemental Streaming & Studios and Global Linear Networks division information and supplemental consolidating data within Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.
As of March 31, 2025, we classified our operations in three reportable segments:
•Streaming - Our Streaming segment primarily consists of our premium pay-TV and streaming services.
•Studios - Our Studios segment primarily consists of the production and release of feature films for initial exhibition in theaters, production and initial licensing of television programs to third parties and our networks/streaming services, distribution of our films and television programs to various third party and internal television and streaming services, distribution through the home entertainment market (physical and digital), related consumer products and themed experience licensing, and interactive gaming.
•Global Linear Networks - Our Global Linear Networks segment primarily consists of our domestic and international television networks.
Our segment presentation is aligned with our management structure and the financial information management uses to make decisions about operating matters, such as the allocation of resources and business performance assessments.
INDUSTRY TRENDS
Headwinds in the industry, such as continued pressures on linear distribution and declines in linear subscribers and continued softness in the U.S. linear advertising market, have had, and are expected to continue to have, a material impact on the operations and results of the Company, including a negative impact on the results of operations attributed to declines in linear advertising revenue. The increase of digital advertising available in the marketplace has also resulted in, and is expected to continue to result in, increased competition for advertising expenditures for both traditional linear networks and ad-supported tiers in streaming services. In addition, the imposition of tariffs by the U.S. government and any retaliatory tariffs from foreign governments, including tariffs directly or indirectly applicable to our industry, may negatively impact our operations and results, including by leading to higher productions costs or decreased spending by advertisers whose expenditures are sensitive to such actions or to general economic conditions.
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2025 Baseline Rate”), and the prior year amounts translated at the same 2025 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,886	$4,985	(2)%	(1)%
Advertising	1,980	2,148	(8)%	(8)%
Content	1,866	2,558	(27)%	(25)%
Other	247	267	(7)%	(6)%
Total revenues	8,979	9,958	(10)%	(9)%
Costs of revenues, excluding depreciation and amortization	5,131	6,058	(15)%	(15)%
Selling, general and administrative	2,194	2,232	(2)%	(1)%
Depreciation and amortization	1,547	1,888	(18)%	(18)%
Restructuring and other charges	54	35	54%	59%
Impairments and loss on dispositions	90	12	NM	NM
Total costs and expenses	9,016	10,225	(12)%	(12)%
Operating loss	(37)	(267)	86%	NM
Interest expense, net	(468)	(515)
(Loss) gain on extinguishment of debt	(4)	25
Loss from equity investees, net	(7)	(48)
Other income (expense), net	82	(14)
Loss before income taxes	(434)	(819)
Income tax expense	(15)	(136)
Net loss	(449)	(955)
Net income attributable to noncontrolling interests	(8)	(7)
Net loss (income) attributable to redeemable noncontrolling interests	4	(4)
Net loss available to Warner Bros. Discovery, Inc.	$(453)	$(966)
NM - Not meaningful
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.

Revenues
Distribution revenue decreased 1% for the three months ended March 31, 2025, primarily attributable to a 9% decline in domestic linear subscribers, as well as lower international affiliate rates and international subscriber declines in the Global Linear Networks segment, partially offset by a 23% increase in Streaming subscribers and a 2% increase in domestic affiliate rates.
Advertising revenue decreased 8% for the three months ended March 31, 2025, primarily attributable to audience declines of 27% in domestic linear networks, partially offset by an increase in ad-lite subscribers.
Content revenue decreased 25% for the three months ended March 31, 2025, primarily attributable to a 27% decrease in theatrical product revenue as a result of lower film rental revenue and home entertainment revenue and a 48% decrease in games revenue. The decrease in content revenue was partially offset by the timing of Global Linear Networks third party licensing deals.
Other revenue decreased 6% for the three months ended March 31, 2025.
Costs of Revenues
Costs of revenues decreased 15% for the three months ended March 31, 2025, primarily attributable to a 41% decrease in theatrical product content expense, as a result of lower film costs commensurate with lower theatrical product revenue and lower payments to partners and participants, and a 66% decrease in games content expense due to a $187 million impairment related to Suicide Squad: Kill the Justice League in the prior year. In addition, costs of revenues was positively impacted by lower domestic Streaming content costs due to the timing of programming releases, and the timing of content, production, and news related spend at the Global Linear Networks segment.
Selling, General and Administrative
Selling, general and administrative expenses decreased 1% for the three months ended March 31, 2025, primarily attributable to lower marketing expenses and the release of previously recorded non-income tax reserves, partially offset by higher overhead expenses.
Depreciation and Amortization
Depreciation and amortization decreased 18% for the three months ended March 31, 2025, primarily attributable to intangible assets acquired during the Merger that are being amortized using the sum of the months’ digits method, partially offset by the shortening of the useful lives of certain intangible assets.
Restructuring and other charges
Restructuring and other charges increased 59% for the three months ended March 31, 2025. Restructuring and other charges primarily includes organizational restructuring costs and consulting fees. (See Note 3 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions was $90 million for the three months ended March 31, 2025, primarily attributable to a $87 million ROU asset impairment charge related to the Hudson Yards, New York office lease. (See Note 13 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased $47 million for the three months ended March 31, 2025, primarily attributable to lower debt during the period. (See Note 8 and Note 9 to the accompanying consolidated financial statements.)
(Loss) gain on extinguishment of debt
During the three months ended March 31, 2025, the Company repaid in full at maturity $2,165 million of aggregate principal amount outstanding of its senior notes due March 2025, and redeemed in full $1,500 million aggregate principal amount outstanding of its senior notes due March 2026. (See Note 8 to the accompanying consolidated financial statements.)
Loss From Equity Investees, net
Losses from our equity method investees were $7 million for the three months ended March 31, 2025. The changes are attributable to our share of net earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)

Other Income (Expense), net
Other income (expense), net was $82 million for the three months ended March 31, 2025. (See Note 13 to the accompanying consolidated financial statements.)
Income Tax Benefit
Income tax expense was $15 million and $136 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in income tax expense was primarily attributable to variability in pre-tax book income and loss, the mix of jurisdictions to which they relate, and the effect of foreign operations.
Income tax expense for the three months ended March 31, 2025, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in unrecognized tax benefits, and state and local income taxes.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of March 31, 2025, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
Division and Segment Results of Operations
The Company evaluates the operating performance of its segments based on financial measures such as revenues and Adjusted EBITDA. Adjusted EBITDA is defined as operating income excluding:
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
The CODM uses this measure to assess the operating results and performance of the segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. The Company believes Adjusted EBITDA is relevant to investors because it allows them to analyze the operating performance of each segment using the same metric management uses. The Company excludes employee share-based compensation, restructuring, certain impairment charges, gains and losses on business and asset dispositions, and transaction and integration costs from the calculation of Adjusted EBITDA due to their impact on comparability between periods. Integration costs include transformative system implementations and integrations, such as Enterprise Resource Planning systems, and may take several years to complete. The Company also excludes the depreciation of fixed assets and amortization of intangible assets, amortization of purchase accounting fair value step-up for content (which is included in consolidated costs of revenues), and amortization of capitalized interest for content, as these amounts do not represent cash payments in the current reporting period. We prospectively updated certain corporate allocations at the beginning of 2025. The impact to prior periods was immaterial.

The table below presents our Adjusted EBITDA for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).

	Three Months Ended March 31,
	2025	2024	% Change
Streaming	$339	$86	NM
Studios	$259	$184	41%
Global Linear Networks	$1,793	$2,119	(15)%
Corporate	$(233)	$(346)	33%
Inter-segment eliminations	$(53)	$59	NM
Supplemental Streaming & Studios and Global Linear Networks Division Information
The following tables present, for our Streaming & Studios and Global Linear Networks divisions, supplemental information about revenues and Adjusted EBITDA (in millions).
Revenues

	Three Months Ended March 31,
	2025	2024	% Change	% Change (ex-FX)
Streaming	$2,656	$2,460	8%	9%
Studios	2,314	2,821	(18)%	(16)%
Streaming & Studios eliminations	(623)	(318)	(96)%	(96)%
Streaming & Studios	4,347	4,963	(12)%	(11)%
Global Linear Networks	4,774	5,125	(7)%	(6)%
Corporate	—	1	NM	NM
Other inter-segment eliminations	(142)	(131)	(8)%	(8)%
Total revenues	$8,979	$9,958	(10)%	(9)%
Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024	% Change	% Change (ex-FX)
Streaming	$339	$86	NM	NM
Studios	259	184	41%	63%
Streaming & Studios eliminations	(58)	49	NM	NM
Streaming & Studios	540	319	69%	95%
Global Linear Networks	1,793	2,119	(15)%	(14)%
Corporate	(233)	(346)	33%	33%
Other inter-segment eliminations	5	10	(50)%	(50)%
Adjusted EBITDA	$2,105	$2,102	—%	4%

Streaming Segment
The following table presents, for our Streaming segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,329	$2,185	7%	8%
Advertising	237	175	35%	35%
Content	88	99	(11)%	(7)%
Other	2	1	NM	NM
Total revenues	2,656	2,460	8%	9%
Costs of revenues, excluding depreciation and amortization	1,824	1,895	(4)%	(4)%
Selling, general and administrative	493	479	3%	4%
Adjusted EBITDA - Streaming segment	339	86	NM	NM
Depreciation and amortization	371	515
Restructuring and other charges	12	2
Facility consolidation costs	—	2
Impairment and amortization of fair value step-up for content	47	102
Impairments and loss on dispositions	3	5
Operating loss	$(94)	$(540)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Subscriber information consisted of the following (in millions).

	March 31, 2025	March 31, 2024	% Change
Total Domestic subscribers[1]	57.6	52.7	9%
Total International subscribers[1]	64.6	46.9	38%
Total Streaming subscribers[1]	122.3	99.6	23%
1Streaming subscriber - We define a “Core Streaming Subscription” as:
i.a retail subscription to discovery+, HBO, HBO Max, Max, or a Premium Sports Product (defined below) for which we have recognized subscription revenue, whether directly or through a third party, from a Streaming platform;
ii.a wholesale subscription to discovery+, HBO, HBO Max, Max, or a Premium Sports Product for which we have recognized subscription revenue from a fixed-fee arrangement with a third party and where the individual user has activated their subscription;
iii.a wholesale subscription to discovery+, HBO, HBO Max, Max, or a Premium Sports Product for which we have recognized subscription revenue on a per subscriber basis, including third-party services that host a branded environment of discovery+, HBO, HBO Max, Max, or a Premium Sports Product for which we have recognized subscription revenue on a per subscriber basis;
iv.a retail or wholesale subscription to an independently-branded, regional product sold on a stand-alone basis that includes discovery+, HBO, HBO Max, Max, and/or a Premium Sports Product, for which we have recognized subscription revenue (as per (i) –(iii) above); and users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.
The Company defines a “Premium Sports Product” as a strategically prioritized, sports-focused product sold on a stand-alone basis and made available directly to consumers.
The current “independently-branded, regional products” referred to in (iv) above consist of TVN/Player and BluTV.
Subscribers to multiple WBD Streaming products (listed above) are counted as a paid subscriber for each individual WBD streaming product subscription.
We may refer to the aggregate number of Core Streaming Subscriptions as “subscribers”.
The reported number of “subscribers” included herein and the definition of “Streaming Subscription” as used herein excludes:
i.individuals who subscribe to Streaming products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-brand, regional products (currently consisting of TVN/Player and BluTV), that may be offered by us or by certain joint venture partners or affiliated parties from time to time;
ii.a limited number of international discovery+ subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time;
iii.domestic and international Cinemax subscribers, and international basic HBO subscribers; and users on free trials except for those users on free trial that convert to a Streaming Subscription within the first seven days of the next month as noted above.
Domestic subscriber - We define a Domestic subscriber as a subscription based either in the United States of America or Canada.
International subscriber - We define an International subscriber as a subscription based outside of the United States of America or Canada.

Distribution revenue increased 8% for the three months ended March 31, 2025, primarily attributable to a 23% increase in subscribers as a result of continued global expansion of Max, including new distribution deals, partially offset by lower global distribution ARPU due to a mix shift in the subscriber base across distribution channels, geography, and product type.
Advertising revenue increased 35% for the three months ended March 31, 2025, driven by an increase in ad-lite subscribers.
Global ARPU consisted of the following.

	Three Months Ended March 31,
	2025	2024	% Change (ex-FX)
Domestic ARPU	$11.15	$11.72	(5)%
International ARPU	$3.63	$3.75	—%
Global ARPU[2]	$7.11	$7.83	(9)%
Global ARPU decreased 9% for the three months ended March 31, 2025, primarily attributable to growth in lower ARPU international markets. Additionally, global ARPU was negatively impacted by a 5% decrease in domestic ARPU for the three months ended March 31, 2025, primarily attributable to broader wholesale distribution of Max Basic with Ads.
Content revenue decreased 7% for the three months ended March 31, 2025, primarily attributable to lower third-party licensing as a result of launching Max in new international markets.
Costs of Revenues
Costs of revenues decreased 4% for the three months ended March 31, 2025, primarily attributable to lower domestic content costs due to the timing of programming releases, partially offset by higher international content costs to support Max launches.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses increased 4% for the three months ended March 31, 2025, primarily attributable to higher overhead expenses, partially offset by timing of marketing costs.
Adjusted EBITDA
Adjusted EBITDA increased $253 million for the three months ended March 31, 2025.
2ARPU: The Company defines Streaming Average Revenue Per User (“ARPU”) as total subscription revenue plus net advertising revenue for the period divided by the daily average number of paying subscribers for the period. Where daily values are not available, the sum of beginning of period and end of period divided by two is used.
Excluded from the ARPU calculation are: (i) Revenue and subscribers for streaming products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-branded, regional products (currently consisting of TVN/Player and BluTV), that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) A limited amount of international discovery+ revenue and subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) Cinemax, Max/HBO hotel and bulk institution (i.e., subscribers billed on a bulk basis), and international basic HBO revenue and subscribers; and (iv) Users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.

Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended March 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$1	$5	(80)%	(80)%
Advertising	1	4	(75)%	(75)%
Content	2,139	2,623	(18)%	(17)%
Other	173	189	(8)%	(7)%
Total revenues	2,314	2,821	(18)%	(16)%
Costs of revenues, excluding depreciation and amortization	1,413	2,019	(30)%	(29)%
Selling, general and administrative	642	618	4%	5%
Adjusted EBITDA - Studios segment	259	184	41%	63%
Depreciation and amortization	170	186
Employee share-based compensation	—	(1)
Restructuring and other charges	(5)	11
Transaction and integration costs	—	1
Impairment and amortization of fair value step-up for content	36	(72)
Amortization of capitalized interest for content	6	17
Impairments and gain on dispositions	(1)	—
Operating income	$53	$42
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented less than 4% of total revenues and operating expenses for this segment for the three months ended March 31, 2025. Intra-segment revenue and expense are eliminated at the Studios segment level.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.
Revenues
Content revenue decreased 17% for the three months ended March 31, 2025, primarily attributable to a 27% decrease in theatrical product revenue and a 48% decrease in games revenue, partially offset by a 4% increase in television product revenue.
•The decrease in theatrical product revenue was attributable to lower film rental revenue and home entertainment revenue, partially offset by higher intercompany content sales. The decrease in film rental revenue was primarily due to the strong prior year performance of Dune: Part Two and Godzilla x Kong: The New Empire, which were released in the first quarter of 2024, as well as higher carryover from releases in the fourth quarter of 2023 compared to the fourth quarter of 2024. The decrease in home entertainment revenue was primarily due to the strong prior year performance of Wonka and Aquaman 2.
•The decrease in games revenue was attributable to the prior year release of Suicide Squad: Kill the Justice League, which was released in the first quarter of 2024, and carryover from Hogwarts Legacy and Mortal Kombat 1, which were released in 2023, compared to no releases in the first quarter of 2025.
•The increase in television product revenue was attributable to higher intercompany content sales, partially offset by lower initial telecast revenue due to timing of deliveries in the current year.
Other revenue decreased 7% for the three months ended March 31, 2025.

Costs of Revenues
Costs of revenues decreased 29% for the three months ended March 31, 2025, primarily attributable to a 41% decrease in theatrical product content expense and a 66% decrease in games content expense. The decrease in theatrical content expense was a result of lower film costs commensurate with lower theatrical product revenue and lower payments to partners and participants. The decrease in games content expense was primarily due to a $187 million impairment related to Suicide Squad: Kill the Justice League in the prior year, and lower games content expense commensurate with lower games revenue.
Selling, General and Administrative
Selling, general and administrative expenses increased 5% for the three months ended March 31, 2025, primarily attributable to higher overhead expenses, partially offset by lower games marketing expenses.
Adjusted EBITDA
Adjusted EBITDA increased 63% for the three months ended March 31, 2025.
Global Linear Networks Segment
The table below presents, for our Global Linear Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended March 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,558	$2,797	(9)%	(8)%
Advertising	1,758	1,987	(12)%	(11)%
Content	380	264	44%	44%
Other	78	77	1%	1%
Total revenues	4,774	5,125	(7)%	(6)%
Costs of revenues, excluding depreciation and amortization	2,327	2,372	(2)%	(2)%
Selling, general and administrative	654	634	3%	3%
Adjusted EBITDA - Global Linear Networks segment	1,793	2,119	(15)%	(14)%
Depreciation and amortization	907	1,105
Employee share-based compensation	1	—
Restructuring and other charges	16	11
Transaction and integration costs	—	1
Impairment and amortization of fair value step-up for content	130	125
Impairments and loss on dispositions	2	—
Operating income	$737	$877
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue decreased 8% for the three months ended March 31, 2025, primarily attributable to a 9% decline in domestic linear subscribers, partially offset by a 2% increase in domestic affiliate rates. Additionally, distribution revenues were negatively impacted by lower international affiliate rates and international subscriber declines. Declines in linear subscribers are expected to continue.
Advertising revenue decreased 11% for the three months ended March 31, 2025, primarily attributable to audience declines in domestic networks of 27%.
Content revenue increased 44% for the three months ended March 31, 2025, primarily attributable to timing of third party licensing deals.
Other revenue increased 1% for the three months ended March 31, 2025.
Costs of Revenues
Costs of revenues decreased 2% for the three months ended March 31, 2025, primarily attributable to timing of content, production, and news related spend.

Selling, General and Administrative
Selling, general and administrative expenses increased 3% for the three months ended March 31, 2025, primarily attributable to higher marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 14% for the three months ended March 31, 2025.
Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2025	2024	% Change	% Change (ex-FX)
Adjusted EBITDA - Corporate	$(233)	$(346)	33%	33%
Depreciation and amortization	99	82
Employee share-based compensation	119	100
Restructuring and other charges	31	11
Transaction and integration costs	80	79
Facility consolidation costs	5	—
Impairments and loss on dispositions	86	7
Operating loss	$(653)	$(625)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA improved 33% for the three months ended March 31, 2025, primarily attributable to the release of previously recorded non-income tax reserves, lower facility costs due to office consolidations and closures, and lower securitization expense.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2025	2024
Inter-segment revenue eliminations	$(765)	$(449)
Inter-segment expense eliminations	(712)	(508)
Adjusted EBITDA - Inter-segment eliminations	(53)	59
Impairment and amortization of fair value step-up for content	27	80
Operating loss	$(80)	$(21)
Inter-segment revenue and expense eliminations primarily represent inter-segment content transactions and marketing and promotion activity between reportable segments. In our current segment structure, in certain instances, production and distribution activities are in different segments. Inter-segment content transactions are presented at market value (i.e., the segment producing and/or licensing the content reports revenue and profit from inter-segment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on the separate “Eliminations” line when presenting our summary of segment results). Generally, timing of revenue recognition is similar to the reporting of third-party transactions. The segment distributing the content, e.g., via our streaming or linear services, capitalizes the cost of inter-segment content transactions, including “mark-ups” and amortizes the costs over the shorter of the license term, if applicable, or the expected period of use. The content amortization expense related to the inter-segment profit is also eliminated on the separate “Eliminations” line when presenting our summary of segment results.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2025, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2025, we had $3.9 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $6.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Revolving Credit Facility and Commercial Paper
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement (the “Credit Agreement”) and have the capacity to borrow up to $6.0 billion under the Credit Agreement (the “Credit Facility”). DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2025, we were in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $2.0 billion. In March 2025, we increased the issuance capacity under the commercial paper program from $1.0 billion to $2.0 billion. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding issuances under the commercial paper program.
During the three months ended March 31, 2025, we and DCL borrowed and repaid $695 million under our Credit Facility and commercial paper program. As of March 31, 2025, we and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
Term Loan
During the three months ended March 31, 2025, we entered into a new $1,500 million 364-day senior unsecured term loan credit facility. The proceeds were used to fund the redemption of $1,500 million aggregate principal amount outstanding of WMH’s senior notes due 2026.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,200 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $4,748 million as of March 31, 2025.
•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. Total trade accounts receivable sold under the Company’s factoring arrangement was $102 million for the three months ended March 31, 2025.
•Investments
In January 2025 we contributed a 70% interest in our music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million.
•Asset Dispositions
We received proceeds from asset dispositions of $66 million during the three months ended March 31, 2025.

Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our enhanced streaming service Max, principal and interest payments on our outstanding senior notes, funding for various equity method and other investments, and repurchases of our capital stock.
•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content, as well as certain sports rights. Contractual commitments to acquire content have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
•Debt
Senior Notes
During the three months ended March 31, 2025, we repurchased or repaid $3,665 million of aggregate principal amount outstanding of our senior notes. In addition, we have $487 million of senior notes coming due in June 2025, and an additional $2,293 million of senior notes coming due through March 2026.
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
•Capital Expenditures
We effected capital expenditures of $251 million during the three months ended March 31, 2025, including amounts capitalized to support Max. In addition, we expect to continue to incur significant costs to develop and market Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the three months ended March 31, 2025, we contributed $14 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
We had redeemable equity balances of $23 million at March 31, 2025, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $157 million and $130 million for the three months ended March 31, 2025 and 2024, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the three months ended March 31, 2025, we made cash payments of $131 million and $822 million for income taxes and interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2025	2024
Cash, cash equivalents, and restricted cash, beginning of period	$5,416	$4,319
Cash provided by operating activities	553	585
Cash used in investing activities	(195)	(207)
Cash used in financing activities	(1,895)	(1,237)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	95	(74)
Net change in cash, cash equivalents, and restricted cash	(1,442)	(933)
Cash, cash equivalents, and restricted cash, end of period	$3,974	$3,386

Operating Activities
Cash provided by operating activities was $553 million and $585 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income, excluding non-cash items, partially offset by an improvement in working capital activity.
Investing Activities
Cash used in investing activities was $195 million and $207 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in cash used in investing activities was primarily attributable to proceeds from the sale of assets, partially offset by increased purchases of property and equipment during the three months ended March 31, 2025.
Financing Activities
Cash used in financing activities was $1,895 million and $1,237 million during the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in financing activities was primarily attributable to higher net debt activity and higher distributions to noncontrolling interests and redeemable noncontrolling interests, partially offset by proceeds received for the contribution of 70% of our music catalog to a joint venture during the three months ended March 31, 2025.
Capital Resources
As of March 31, 2025, capital resources were comprised of the following (in millions).

	March 31, 2025
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,868	$—	$3,868
Revolving credit facility and commercial paper program	6,000	—	6,000
Term loan	1,500	1,500	—
Senior notes (a)	35,946	35,946	—
Total	$47,314	$37,446	$9,868

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2025 had interest rates that ranged from 1.90% to 8.30% and will mature between 2025 and 2062.

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
Summarized Guarantor Financial Information
Basis of Presentation
As of March 31, 2025 and December 31, 2024, the Company has outstanding senior notes issued by Discovery Communications, LLC (“DCL”), which are guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), and WarnerMedia Holdings, Inc. (“WMH”); senior notes issued by WMH, which are guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed); and senior notes issued by Scripps Networks (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL, Scripps Networks, and WMH are wholly owned by the Company.

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

	March 31, 2025	December 31, 2024
Current assets	$762	$2,194
Non-guarantor intercompany trade receivables, net	513	404
Noncurrent assets	4,105	4,077
Current liabilities	3,481	3,948
Noncurrent liabilities	35,077	37,118

Three Months Ended March 31, 2025
Revenues	$508
Operating loss	(42)
Net loss	(285)
Net loss available to Warner Bros. Discovery, Inc.	(308)
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Our contractual commitments have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, such as our equity method investees, entities that share common directorship, or minority partners of consolidated subsidiaries. (See Note 14 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed since December 31, 2024. For a discussion of each of our critical accounting estimates, including information and analysis of estimates and assumptions involved in their application, see “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
Certain new accounting and reporting standards will be effective for us during the year ended December 31, 2025. (See Note 1 to the accompanying consolidated financial statements.)

Supplemental Data for Results of Operations
The following table presents supplemental consolidating data for our Streaming & Studios division, Global Linear Networks reportable segment, Corporate, and consolidating adjustments.
Consolidated - Represents the consolidated results of operations of the Company and its subsidiaries.
Streaming & Studios - Represents the results of our Streaming & Studios division, which includes our Streaming and Studios reportable segments and eliminations between those two reportable segments.
Global Linear Networks - Represents the results of our Global Linear Networks reportable segment.
Corporate - Represents the results of our Corporate functions.
Consolidating adjustments - Represents eliminations between the Streaming & Studios division and the Global Linear Networks reportable segment, as well as other Corporate eliminations.

Supplemental Data for Results of Operations (in millions)			Supplemental Consolidating Data
	Consolidated		Streaming & Studios		Global Linear Networks		Corporate		Consolidating adjustments
For the three months ended March 31,	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Distribution	$4,886	$4,985	$2,330	$2,190	$2,558	$2,797	$—	$—	$(2)	$(2)
Advertising	1,980	2,148	237	179	1,758	1,987	—	—	(15)	(18)
Content	1,866	2,558	1,611	2,404	380	264	—	—	(125)	(110)
Other	247	267	169	190	78	77	—	1	—	(1)
Total revenues	8,979	9,958	4,347	4,963	4,774	5,125	—	1	(142)	(131)
Costs of revenues, excluding depreciation and amortization	5,131	6,058	2,762	3,594	2,457	2,497	21	12	(109)	(45)
Selling, general and administrative	2,194	2,232	1,134	1,099	655	635	416	514	(11)	(16)
Depreciation and amortization	1,547	1,888	541	701	907	1,105	99	82	—	—
Restructuring and other charges	54	35	7	13	16	11	31	11	—	—
Impairments and loss on dispositions	90	12	2	5	2	—	86	7	—	—
Total costs and expenses	9,016	10,225	4,446	5,412	4,037	4,248	653	626	(120)	(61)
Operating (loss) income	$(37)	$(267)	$(99)	$(449)	$737	$877	$(653)	$(625)	$(22)	$(70)

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
•reduced spending on domestic and foreign television advertising, due to macroeconomic conditions, industry or consumer behavior trends or unexpected reductions in our number of subscribers;
•the imposition of tariffs, including tariffs directly or indirectly applicable to our industry, by the U.S. government and any retaliatory tariffs from foreign governments;
•uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies, and the success of our streaming services;
•market demand for foreign first-run and existing content libraries;
•negative publicity or damage to our brands, reputation or talent;
•realizing streaming subscriber goals;
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

These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Form 10-K. Our exposures to market risk have not materially changed since December 31, 2024.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, in the normal course of its operations, the Company is subject to various litigation matters and claims, including claims related to employees, stockholders, vendors, other business partners, government regulations, or intellectual property, as well as disputes and matters involving counterparties to contractual agreements. A determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgment about future events. The Company may not currently be able to estimate the reasonably possible loss or range of loss for certain matters until developments in such matters have provided sufficient information to support an assessment of such loss. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual for such contingencies is made and no loss or range of loss is disclosed. (See Note 15 to the accompanying consolidated financial statements.) Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on the Company’s results of operations in a particular subsequent reporting period is not known, management does not currently believe that the resolution of these matters will have a material adverse effect on the Company’s future consolidated financial position, future results of operations, or cash flows.
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named Warner Bros. Discovery, Inc. (“WBD”), Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants have until July 11, 2025 to answer or move to dismiss.
Consolidated Derivative Action. Between December 20, 2024 and January 14, 2025, four shareholder derivative complaints were filed in the United States District Court for the Southern District of New York (Roy v. Zaslav et al., No. 1:24-cv-09856-AT, Hollin v. Zaslav et al., No. 1:24-cv-09885-AT, KO v. Zaslav et al., No. 1:25-cv-00114-AT, and Herman, III v. Chen et al., No. 1:25-cv-00352-AT). Each complaint names certain current and former directors and officers of WBD as defendants and WBD as nominal defendant, and each complaint seeks damages and other relief. The complaints generally assert claims against the defendants, derivatively on behalf of WBD, for alleged breaches of fiduciary duty based on the same facts alleged in the Collura securities case described above. The complaints assert various common law causes of action, including breach of fiduciary duties, aiding and abetting breach of fiduciary duties, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets, as well claims for violations of Sections 14(a), 10(b), and 21D of the Exchange Act. On January 21, 2025, the court consolidated the four actions for all purposes under Case No. 1:24-cv-09856-AT, captioned as In re Warner Bros. Discovery, Inc. Derivative Litigation (the “Consolidated Derivative Action”). On February 19, 2025, the Court stayed the Consolidated Derivative Action pending resolution of a final decision on all motions to dismiss the operative complaint in the Collura securities action.
District of Delaware Derivative Action. On February 20, 2025, a fifth shareholder derivative complaint was filed in the United States District Court for Delaware (Harloff v. Zaslav, No. 1:25-cv-00207-JLH). The complaint named certain current and former directors and officers of WBD as defendants and named WBD as nominal defendant. The complaint asserted claims for breaches of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement, based on the same facts alleged in the Collura securities case described above in addition to violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought damages and other relief. On March 13, 2025, the court denied the parties’ joint request to stay the proceedings pending resolution of the Collura securities class action and ordered the plaintiff to show cause as to why the case should not be dismissed for failure to state a claim over which the court has original jurisdiction. On March 31, 2025, the plaintiff filed a notice of voluntary dismissal, which the court so-ordered on April 2, 2025.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2024 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

ITEM 5. Other Information
Disclosure of Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any director or officer of the Company has adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended March 31, 2025, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Bruce Campbell, Chief Revenue and Strategy Officer, adopted a new Rule 10b5-1 trading arrangement on March 13, 2025. This trading arrangement has a termination date of March 31, 2026. Under the trading arrangement, up to (i) 139,322 shares of common stock issuable upon the exercise of options expiring on March 1, 2031 and (ii) 300,000 shares of common stock, for an aggregate of 439,322 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement. The previously disclosed Rule 10b5-1 trading arrangement adopted on September 11, 2023 terminated on March 3, 2025 in accordance with its terms.
Gunnar Wiedenfels, Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on March 4, 2025. This trading arrangement has a termination date of July 10, 2026. Under the trading arrangement, up to (i) 444,420 shares of common stock, (ii) 177,456 shares of common stock issuable upon the exercise of options expiring on March 1, 2030, and (iii) 131,127 shares of common stock issuable upon the exercise of options expiring on March 1, 2031, for an aggregate of 753,003 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement. The previously disclosed Rule 10b5-1 trading arrangement adopted on September 12, 2023 terminated on March 3, 2025 in accordance with its terms.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Warner Bros. Discovery, Inc. 2025 Incentive Compensation Program (filed herewith)*

10.2	Third Amendment to the Employment Agreement, dated February 8, 2025, by and between Gerhard Zeiler and Turner International, Inc. (filed herewith)*

10.3	Form of Warner Bros. Discovery, Inc. 2025 Special PRSU Agreement for Executives (filed herewith)*

10.4	Form of Warner Bros. Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees updated as of May 2025 (filed herewith)*

10.5	Form of Warner Bros. Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees updated as of May 2025 (filed herewith)*

10.6	Form of Warner Bros. Discovery, Inc. Nonqualified Stock Option Grant Agreement for Employees updated as of May 2025 (filed herewith)*

10.7	Form of Warner Bros. Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees updated as of May 2025 (filed herewith)*

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-Q filed on August 3, 2023 (File No. 001-34177))

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
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: May 8, 2025	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 8, 2025	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer