Form 10-Q
period 2025-06-30
Warner Bros. Discovery, Inc.
filed 2025-08-07
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Series A Common Stock	WBD	The Nasdaq Global Select Market
4.302% Senior Notes due 2030	WBDI30, WBDI30A	The Nasdaq Global Market
4.693% Senior Notes due 2033	WBDI33, WBDI33A	The Nasdaq Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 25, 2025:

Series A Common Stock, par value $0.01 per share	2,475,772,282

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Distribution	$4,885	$4,879	$9,771	$9,864
Advertising	2,216	2,430	4,196	4,578
Content	2,471	2,109	4,337	4,667
Other	240	295	487	562
Total revenues	9,812	9,713	18,791	19,671
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	5,967	6,204	11,098	12,262
Selling, general and administrative	2,477	2,461	4,671	4,693
Depreciation and amortization	1,447	1,744	2,994	3,632
Restructuring and other charges	80	117	134	152
Impairments and loss on dispositions	26	9,395	116	9,407
Total costs and expenses	9,997	19,921	19,013	30,146
Operating loss	(185)	(10,208)	(222)	(10,475)
Interest expense, net	(463)	(518)	(931)	(1,033)
Gain on extinguishment of debt, net	2,958	542	2,954	567
Income (loss) from equity investees, net	5	(23)	(2)	(71)
Other income, net	139	172	221	158
Income (loss) before income taxes	2,454	(10,035)	2,020	(10,854)
Income tax (expense) benefit	(866)	7	(881)	(129)
Net income (loss)	1,588	(10,028)	1,139	(10,983)
Net income attributable to noncontrolling interests	(7)	(10)	(15)	(17)
Net (income) loss attributable to redeemable noncontrolling interests	(1)	52	3	48
Net income (loss) available to Warner Bros. Discovery, Inc.	$1,580	$(9,986)	$1,127	$(10,952)
Net income (loss) per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$0.64	$(4.07)	$0.46	$(4.48)
Diluted	$0.63	$(4.07)	$0.45	$(4.48)
Weighted average shares outstanding:
Basic	2,477	2,451	2,469	2,447
Diluted	2,499	2,451	2,500	2,447

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,588	$(10,028)	$1,139	$(10,983)
Other comprehensive income (loss):
Currency translation, net of income tax expense of $(11), $(9), $(101), and $(2)	444	9	675	(167)
Derivatives
Change in net unrealized gains	20	12	29	25
Less: Reclassification adjustment for net losses (gains) included in net income	5	2	(8)	(7)
Net change, net of income tax expense of $(9), $(4), $(10), and $(4)	25	14	21	18
Comprehensive income (loss)	2,057	(10,005)	1,835	(11,132)
Comprehensive income attributable to noncontrolling interests	(9)	(7)	(20)	(13)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1)	52	3	48
Comprehensive income (loss) attributable to Warner Bros. Discovery, Inc.	$2,047	$(9,960)	$1,818	$(11,097)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,888	$5,312
Receivables, net	5,383	4,947
Prepaid expenses and other current assets	3,340	3,819
Total current assets	13,611	14,078
Film and television content rights and games	18,817	19,102
Property and equipment, net	6,413	6,087
Goodwill	25,939	25,667
Intangible assets, net	29,906	32,299
Other noncurrent assets	7,041	7,327
Total assets	$101,727	$104,560
Liabilities and equity
Current liabilities:
Accounts payable	$1,074	$1,055
Accrued liabilities	10,218	10,438
Deferred revenues	1,527	1,569
Current portion of debt	221	2,748
Total current liabilities	13,040	15,810
Noncurrent portion of debt	34,411	36,757
Deferred income taxes	6,494	6,985
Other noncurrent liabilities	10,436	10,070
Total liabilities	64,381	69,622
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	23	109
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,705 and 2,684 shares issued; and 2,475 and 2,454 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,749	55,560
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(11,112)	(12,239)
Accumulated other comprehensive loss	(371)	(1,067)
Total Warner Bros. Discovery, Inc. stockholders’ equity	36,049	34,037
Noncontrolling interests	1,274	792
Total equity	37,323	34,829
Total liabilities and equity	$101,727	$104,560

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income (loss)	$1,139	$(10,983)
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	6,851	7,747
Depreciation and amortization	2,994	3,632
Deferred income taxes	(471)	(889)
Share-based compensation expense	298	260
Equity in losses of equity method investee companies and cash distributions	18	83
Gain on sale of investments	(6)	(203)
Gain on extinguishment of debt	(2,954)	(567)
Impairments and loss on dispositions	116	9,407
Other, net	(97)	25
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(460)	(191)
Film and television content rights, games, and production payables, net	(6,314)	(6,351)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(141)	(132)
Foreign currency, prepaid expenses and other assets, net	563	(25)
Cash provided by operating activities	1,536	1,813
Investing Activities
Purchases of property and equipment	(532)	(447)
Proceeds from sales of investments	54	324
Investments in and advances to equity investments	(26)	(68)
Proceeds from asset dispositions	66	—
Other investing activities, net	7	54
Cash used in investing activities	(431)	(137)
Financing Activities
Principal repayments of debt, including premiums and discounts to par value	(20,403)	(3,703)
Borrowings from debt, net of discount and issuance costs	18,303	1,617
Distributions to noncontrolling interests and redeemable noncontrolling interests	(174)	(161)
Proceeds for noncontrolling interest in joint venture	601	—
Borrowings under commercial paper program and revolving credit facility	3,551	11,605
Repayments under commercial paper program and revolving credit facility	(3,551)	(11,605)
Other financing activities, net	(213)	(27)
Cash used in financing activities	(1,886)	(2,274)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	256	(104)
Net change in cash, cash equivalents, and restricted cash	(525)	(702)
Cash, cash equivalents, and restricted cash, beginning of period	5,416	4,319
Cash, cash equivalents, and restricted cash, end of period	$4,891	$3,617

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2024	2,684	$27	$55,560	$(8,244)	$(12,239)	$(1,067)	$34,037	$792	$34,829
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(453)	—	(453)	8	(445)
Other comprehensive income	—	—	—	—	—	227	227	3	230
Share-based compensation	—	—	156	—	—	—	156	—	156
Tax settlements associated with share-based plans	—	—	(124)	—	—	—	(124)	—	(124)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(147)	(147)
Issuance of stock in connection with share-based plans	19	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	74	74
Formation of music catalog joint venture	—	—	(13)	—	—	—	(13)	582	569
March 31, 2025	2,703	$27	$55,585	$(8,244)	$(12,692)	$(840)	$33,836	$1,312	$35,148
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	1,580	—	1,580	7	1,587
Other comprehensive income	—	—	—	—	—	469	469	2	471
Share-based compensation	—	—	164	—	—	—	164	—	164
Tax settlements associated with share-based plans	—	—	(4)	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Issuance of stock in connection with share-based plans	2	—	4	—	—	—	4	—	4
Tax gain on formation of music catalog joint venture	—	—	—	—	—	—	—	(31)	(31)
June 30, 2025	2,705	$27	$55,749	$(8,244)	$(11,112)	$(371)	$36,049	$1,274	$37,323

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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery, Inc. (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”) is a leading global media and entertainment company that creates and distributes a differentiated and comprehensive portfolio of content and products across television, film, streaming, interactive gaming, publishing, themed experiences, and consumer products through brands including: Discovery Channel, HBO Max, CNN, DC Studios, TNT Sports, HBO, Food Network, TLC, TBS, Warner Bros. Motion Picture Group, Warner Bros. Television Group, Warner Bros. Games, Adult Swim, Turner Classic Movies, and others.
In June 2025, the Company announced its plans to separate the Company, in a tax-free transaction, into two publicly traded companies (the “Separation”). Warner Bros. will primarily consist of our Streaming and Studios reportable segments and include Warner Bros. Television, Warner Bros. Motion Picture Group, DC Studios, HBO, and HBO Max, as well as its film and television libraries. Discovery Global will primarily consist of our Global Linear Networks reportable segment and include premier entertainment, sports and news television brands around the world including CNN, TNT Sports in the U.S., and Discovery, free-to-air channels across Europe, and digital products such as Discovery+ and Bleacher Report. The Separation is expected to be completed by mid-2026, subject to closing and other conditions, including final approval by the Warner Bros. Discovery Board, receipt of tax opinions with respect to the tax-free nature of the transaction for U.S. federal income tax purposes, and market conditions. There can be no assurance that the Separation will occur in accordance with the expected plans or anticipated timeline, or at all.
In the first quarter of 2025, the Company renamed its Direct-to-Consumer reportable segment to Streaming and its Networks reportable segment to Global Linear Networks. There have been no changes to the Company’s reportable segments or the composition of our reportable segments as a result of these announcements.
As of June 30, 2025, we classified our operations in three reportable segments:
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
NOTE 2. GOODWILL AND INTANGIBLE ASSETS
We perform fair value-based impairment tests of goodwill and intangible assets on an annual basis, and between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an intangible asset below its carrying value.
During the six months ended June 30, 2025, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment. As of October 1, 2024, the date of the most recent quantitative impairment assessment, the estimated fair value of each reporting unit exceeded its carrying value.
The Company continues to monitor its reporting units for triggers that could impact the recoverability of goodwill. Long-term trends and risks the Company is monitoring in its ongoing assessment include, but are not limited to, the following:
•the delta between market capitalization and book value, as well as volatility in the price of our common stock, including any impact from the announced Separation;
•uncertainty related to affiliate rights renewals associated with the Company’s Global Linear Networks and Streaming reporting units;
•declining levels of global GDP growth and continued softness in the U.S. linear advertising market associated with the Company’s Global Linear Networks reporting unit;
•increased competition for advertising expenditures associated with the Company’s Global Linear Networks and Streaming reporting units as a result of an increase in digital advertising available in the marketplace;
•uncertainty surrounding the impacts related to the imposition of tariffs by the U.S. government and any retaliatory tariffs from foreign governments;
•content licensing trends and volatility related to the performance of theatrical film and game slates in the Company’s Studios reporting unit; and
•risks in executing the projected growth strategies of the Company’s Streaming reporting unit.
NOTE 3. RESTRUCTURING AND OTHER CHARGES
The Company periodically initiates restructuring programs, which may include, among other things, strategic content programming assessments, organizational restructuring, facility consolidation activities, and other contract termination costs. During 2025, the Company initiated restructuring plans related to the announced Separation. During 2024, the Company initiated two restructuring initiatives; an organizational and personnel restructuring plan and a restructuring initiative associated with its Warner Bros. Games group.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Streaming	$7	$15	$19	$17
Studios	(1)	19	(6)	30
Global Linear Networks	25	42	41	53
Corporate and inter-segment eliminations	49	41	80	52
Total restructuring and other charges	$80	$117	$134	$152
During the three and six months ended June 30, 2025 and 2024, restructuring and other charges were primarily related to organization restructuring costs and consulting fees.
Changes in restructuring liabilities recorded in accounts payable, accrued liabilities, and other noncurrent liabilities by major category and by reportable segment and corporate were as follows (in millions).

	Streaming	Studios	Global Linear Networks	Corporate	Total
December 31, 2024	$31	$95	$105	$58	$289
Employee termination accruals, net	19	(6)	41	35	89
Other accruals and adjustments	—	—	—	45	45
Cash paid	(12)	(40)	(51)	(54)	(157)
June 30, 2025	$38	$49	$95	$84	$266
NOTE 4. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended June 30, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,410	$1	$2,477	$(3)	$4,885
Advertising	282	—	1,953	(19)	2,216
Content	102	3,591	287	(1,509)	2,471
Other	(1)	209	86	(54)	240
Total	$2,793	$3,801	$4,803	$(1,585)	$9,812

	Three Months Ended June 30, 2024
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,202	$3	$2,675	$(1)	$4,879
Advertising	240	—	2,214	(24)	2,430
Content	123	2,237	299	(550)	2,109
Other	3	209	84	(1)	295
Total	$2,568	$2,449	$5,272	$(576)	$9,713

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$4,739	$2	$5,035	$(5)	$9,771
Advertising	519	1	3,711	(35)	4,196
Content	190	5,730	667	(2,250)	4,337
Other	1	382	164	(60)	487
Total	$5,449	$6,115	$9,577	$(2,350)	$18,791

	Six Months Ended June 30, 2024
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$4,387	$8	$5,472	$(3)	$9,864
Advertising	415	4	4,201	(42)	4,578
Content	222	4,860	563	(978)	4,667
Other	4	398	161	(1)	562
Total	$5,028	$5,270	$10,397	$(1,024)	$19,671
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	June 30, 2025	December 31, 2024
Contract liabilities	Deferred revenues	$1,527	$1,569
Contract liabilities	Other noncurrent liabilities	231	206
For the six months ended June 30, 2025 and 2024, respectively, revenues of $1,003 million and $1,046 million were recognized that were included in deferred revenues as of December 31, 2024 and December 31, 2023, respectively. Contract assets were not material as of June 30, 2025 and December 31, 2024.
Remaining Performance Obligations
The following table presents a summary of revenue expected to be recognized from remaining performance obligations by contract type (in millions).

Contract Type	June 30, 2025	Duration
Distribution - fixed price or minimum guarantee	$2,048	Through 2030
Content licensing and sports sublicensing	4,678	Through 2032
Brand licensing	3,012	Through 2052
Advertising	648	Through 2030
Other	144	Through 2029
Total	$10,530
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During the three months ended June 30, 2025, the Company amended its revolving receivables program to reduce the facility limit to $5,000 million and extend the program to June 2026. The outstanding portfolio of receivables derecognized from our consolidated balance sheet was $4,499 million as of June 30, 2025.
The Company recognized $56 million and $92 million for the three and six months ended June 30, 2025, respectively, and $37 million and $88 million for the three and six months ended June 30, 2024, respectively, in selling, general and administrative expenses in the consolidated statements of operations from the revolving receivables program (net of non-designated derivatives). (See Note 9.)
The following table presents a summary of receivables sold (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross receivables sold/cash proceeds received	$3,991	$3,540	$8,222	$7,496
Collections reinvested under revolving receivables program	(4,240)	(3,643)	(8,360)	(7,630)
Net cash proceeds remitted	$(249)	$(103)	$(138)	$(134)
Net receivables sold	$3,985	$3,529	$8,190	$7,443
Obligations recorded (Level 3)	$97	$86	$200	$239
The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	June 30, 2025	December 31, 2024
Gross receivables pledged as collateral	$2,594	$2,402
Restricted cash pledged as collateral	$—	$100
Balance sheet classification:
Receivables, net	$2,173	$2,039
Prepaid expenses and other current assets	$—	$100
Other noncurrent assets	$421	$363
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement were $102 million and $57 million for the six months ended June 30, 2025 and 2024. The impact to the consolidated statements of operations was immaterial for the three and six months ended June 30, 2025 and 2024. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.

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

	June 30, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$3,227	$5,784	$9,011
Completed and not released	763	640	1,403
In production and other	1,635	2,198	3,833
Total production costs	$5,625	$8,622	$14,247
Licensed content, live programming, and advances, net			4,729
Game development costs, less amortization			286
Total film and television content rights and games			19,262
Less: Current content rights and prepaid license fees, net			(445)
Total noncurrent film and television content rights and games			$18,817

	December 31, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$2,948	$5,678	$8,626
Completed and not released	794	767	1,561
In production and other	1,700	2,008	3,708
Total production costs	$5,442	$8,453	$13,895
Licensed content, live programming, and advances, net			5,744
Game development costs, less amortization			247
Total film and television content rights and games			19,886
Less: Current content rights and prepaid license fees, net			(784)
Total noncurrent film and television content rights and games			$19,102
Content amortization consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Predominantly monetized individually	$645	$754	$1,225	$1,676
Predominantly monetized as a group	3,033	3,114	5,563	5,893
Total content amortization	$3,678	$3,868	$6,788	$7,569
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments were $28 million and $63 million, respectively, for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, content impairments were $52 million and $178 million, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	June 30, 2025	December 31, 2024
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$237	$240
nC+	Other noncurrent assets	32%	154	128
TNT Sports	Other noncurrent assets	50%	84	92
Other	Other noncurrent assets		243	261
Total equity method investments			718	721

Investments with readily determinable fair values	Other noncurrent assets		—	41

Investments without readily determinable fair values	Other noncurrent assets(a)		350	353
Total investments			$1,068	$1,115
(a) Investments without readily determinable fair values included $17 million as of June 30, 2025 and December 31, 2024 that was recorded in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2025, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $542 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $524 million and $550 million as of June 30, 2025 and December 31, 2024, respectively. VIE gains and losses are recorded in income (loss) from equity investees, net on the consolidated statements of operations, and were not material for the three and six months ended June 30, 2025 and 2024.
Joint Venture
In January 2025, the Company contributed a 70% interest in its music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. The Company retained a controlling financial interest and consolidated the joint venture as a VIE. The Company has determined that it is the primary beneficiary of the joint venture as the Company has certain operational rights that significantly impact the economic performance of the business including exploitation of the catalog works and selection of the administrator. As the primary beneficiary, the Company includes the joint venture assets, liabilities and results of operations in the Company's consolidated financial statements. As of June 30, 2025, the carrying amounts of assets and liabilities of the consolidated VIE were not material. In addition to the initial equity ownership, Cutting Edge Group may receive up to an additional 10% economic interest in the venture based on the results of certain operational metrics.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Bridge loan with maturity of 18 months	7.33%	$17,000	$—
Senior notes with maturities of 5 years or less	3.92%	6,757	13,744
Senior notes with maturities between 5 and 10 years	4.40%	3,547	7,853
Senior notes with maturities greater than 10 years	5.17%	7,696	17,930
Total debt		35,000	39,527
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(368)	(22)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		34,632	39,505
Current portion of debt		(221)	(2,748)
Noncurrent portion of debt		$34,411	$36,757
During the three months ended June 30, 2025, the Company’s wholly-owned subsidiaries, Discovery Communications, LLC (“DCL”), WarnerMedia Holdings, Inc. (“WMH”), Warner Media, LLC (“WML”), and Historic TW Inc. (“TWI”), commenced cash tender offers to purchase (the “Tender Offers”) up to approximately $14.6 billion in aggregate purchase price of their outstanding notes and debentures. In conjunction with the Tender Offers, DCL, WMH and TWI also commenced solicitations of consents (the “Consent Solicitations”) from holders of substantially all of its outstanding notes and debentures to adopt certain proposed amendments to the indentures governing such notes and debentures, to, among other things, remove substantially all of the restrictive covenants and certain events of defaults under such indentures.
To fund the Tender Offers and Consent Solicitations, as well as repay in full and terminate its $1,500 million 364-day senior unsecured term loan facility, the Company and WMH entered into a non-investment grade leveraged bridge loan facility (“Bridge Loan Facility”) with JPMorgan Chase Bank, N.A. The obligations under the Bridge Loan Facility are secured by a lien on substantially all of the personal property assets of the Company, WMH, and certain of its wholly owned domestic subsidiaries and are guaranteed by the Company and certain of its wholly-owned domestic subsidiaries. Borrowings under the Bridge Loan Facility will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus (i) until December 30, 2025, 3.00% per annum, (ii) from December 31, 2025 until March 30, 2026, 3.50% per annum and (iii) from March 31, 2026 until the termination date of the Bridge Loan Facility, 4.00%. Borrowings under the Bridge Loan Facility, net of any prepayments, will become payable in full on the earlier of (i) December 30, 2026 and (ii) the date of the completion of the Separation. In addition, the Company will pay JPMorgan Chase Bank, N.A. as the administrative agent a duration fee equal to the applicable percentage of the aggregate principal amount of the loan outstanding on the following dates: on December 31, 2025, a fee rate of 0.30%; on each of March 31, 2026 and June 30, 2026, a fee rate of 0.50%; and on each of September 30, 2026 and December 31, 2026, a fee rate of 0.75%. On June 30, 2025, WMH drew $17.0 billion of the available Bridge Loan Facility to finance the early settlement of the Tender Offers, Consent Solicitations, and the repayment in full and termination of its $1,500 million 364-day senior unsecured term loan facility, and the payment of fees and expenses therewith and for general corporate purposes. The Bridge Loan Facility is expected to be refinanced prior to the Separation. The Bridge Loan Facility contains customary representations and warranties, as well as affirmative and negative covenants. The Bridge Loan Facility does not contain any financial maintenance covenant.
The Company completed the Tender Offers in June 2025 by purchasing senior notes and debentures in the aggregate principal amount of $17.7 billion validly tendered and accepted for purchase pursuant to the Tender Offers and recorded a gain on extinguishment of approximately $3.0 billion. The Company also paid $293 million for the Consent Solicitations. Additionally, the Company repaid in full at maturity $487 million of aggregate principal amount outstanding of its senior notes due June 2025.
During the three months ended March 31, 2025, the Company repaid in full at maturity $2,165 million of aggregate principal amount outstanding of its senior notes due March 2025, and redeemed in full $1,500 million aggregate principal amount outstanding of its senior notes due March 2026. The redemption was funded with the proceeds of borrowings pursuant to a $1,500 million 364-day senior unsecured term loan credit facility.

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
As of June 30, 2025, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks, DCL (to the extent it is not the primary obligor on such senior notes), and WMH (to the extent it is not the primary obligor on such senior notes), except for $331 million of senior notes related to the legacy WarnerMedia business.
Revolving Credit Facility and Commercial Paper Programs
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement, which was amended in June 2025 (the “Credit Agreement”). The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with aggregate commitments of $4.0 billion and includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The obligations of the borrowers under the Credit Agreement are secured by the same collateral and have the benefit of the same guarantees as provided in respect of the Bridge Loan Facility, as described above. The Credit Agreement is available on a revolving basis until October 2029, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent, and provides for an early termination of the Credit Agreement upon completion of the Separation.
The Company’s commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $2.0 billion. In March 2025, the Company increased the issuance capacity under the commercial paper program from $1.0 billion to $2.0 billion. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of June 30, 2025 and December 31, 2024, the Company and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, and also requires maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 4.50 to 1.00. As of June 30, 2025, the Company was in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

There were no amounts eligible to be offset under master netting agreements as of June 30, 2025 and December 31, 2024. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the Company’s derivative financial instruments recorded on its consolidated balance sheets (in millions).

	June 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,363	$54	$84	$60	$41	$1,608	$47	$14	$25	$28
Net investment hedges: (a)
Cross-currency swaps	461	7	—	—	15	421	6	—	—	4
No hedging designation:
Foreign exchange	358	6	2	14	76	951	18	7	14	122
Cross-currency swaps	230	4	—	—	10	210	2	—	—	1
Interest rate swaps	2,500	—	—	3	—	—	—	—	—	—
Total return swaps	477	17	—	—	—	454	—	—	16	—
Total		$88	$86	$77	$142		$73	$21	$55	$155
(a) Excludes €697 million and €1,500 million of euro-denominated notes ($818 million and $1,558 million equivalent) at June 30, 2025 and December 31, 2024, respectively, designated as a net investment hedge. (See Note 8.)
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
The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$28	$15	$42	$31
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(5)	1	(1)	3
Foreign exchange - costs of revenues	1	(4)	1	7
Interest rate - interest expense, net	(1)	(1)	(2)	(2)
Interest rate - loss on extinguishment of debt	(1)	(4)	(1)	(4)
Interest rate - other income, net	—	5	14	5

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If current fair values of designated cash flow hedges as of June 30, 2025 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 30 years.
Net Investment Hedges
The Company is exposed to foreign currency risk associated with the net assets of non-USD functional entities and uses fixed-to-fixed cross currency swaps to mitigate this risk.
The following table presents the pre-tax impact of derivatives and other instruments designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2025	2024		2025	2024
Cross currency swaps	$(8)	$14	Interest expense, net	$3	$6
Euro-denominated notes (foreign denominated debt)	(148)	21	N/A	—	—
Total	$(156)	$35		$3	$6

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2025	2024		2025	2024
Cross currency swaps	$(12)	$39	Interest expense, net	$6	$12
Euro-denominated notes (foreign denominated debt)	(208)	21	N/A	—	—
Sterling notes (foreign denominated debt)	—	4	N/A	—	—
Total	$(220)	$64		$6	$12
Derivatives Not Designated for Hedge Accounting
The Company has deferred compensation plans that have risk related to the fair value gains and losses on these investments and uses total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
The Company is also exposed to the risk of secured overnight financing rate changes in connection with securitization interest paid on the receivables securitization program. To mitigate this risk, the Company entered into $2.5 billion notional of non-designated interest rate swaps in the first half of 2025. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.
During the three months ended June 30, 2025, the Company unwound foreign exchange forward contracts with a notional value of €450 million associated with the Company’s euro-denominated debt that was partially repaid in association with the Tender Offers. The Company also entered into and subsequently unwound and settled foreign exchange forward contracts with a notional value of €450 million to hedge the tender payment for the Company’s euro-denominated debt and recorded a gain of $9 million to other income, net. (See Note 8.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other income, net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(3)	$7	$(2)	$28
Total return swaps	31	1	20	20
Total in selling, general and administrative expense	28	8	18	48

Interest rate swaps	—	(5)	—	(3)
Cross-currency swaps	(6)	—	(7)	—
Foreign exchange derivatives	25	(17)	34	(25)
Total in other income, net	19	(22)	27	(28)
Total	$47	$(14)	$45	$20
NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2025
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$317	$—	$317
Equity securities:
Money market fund	Cash and cash equivalents	50	—	—	50
Mutual funds	Prepaid expenses and other current assets	12	—	—	12
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	7	—	7
Mutual funds	Other noncurrent assets	211	—	—	211
Company-owned life insurance contracts	Other noncurrent assets	—	95	—	95
Total		$273	$419	$—	$692
Liabilities
Deferred compensation plan	Accrued liabilities	$67	$—	$—	$67
Deferred compensation plan	Other noncurrent liabilities	659	—	—	659
Total		$726	$—	$—	$726

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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, senior notes, and a bridge loan. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2025 and December 31, 2024. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $14.7 billion and $34.9 billion as of June 30, 2025 and December 31, 2024, respectively.
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

	Six Months Ended June 30, 2025
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	4.6	$11.02
RSUs	41.4	$10.86
Stock options	25.1	$10.30
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2025 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$72	1.3
RSUs	674	1.6
Stock options	183	2.9
Total unrecognized compensation cost	$929

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 12. INCOME TAXES
Income tax (expense) benefit was $(866) million and $7 million for the three months ended June 30, 2025 and 2024, respectively and $(881) million and $(129) million for the six months ended June 30, 2025 and 2024, respectively. The increase in income tax expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily attributable to higher pre-tax book income, including a $3.0 billion gain recognized in connection with the Tender Offers in 2025 (See Note 8) and a non-cash goodwill impairment charge of $9.1 billion recorded in 2024, the majority of which was not deductible for tax purposes.
Income tax expense for the three and six months ended June 30, 2025, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations and changes in unrecognized tax benefits.
As of June 30, 2025 and December 31, 2024, the Company’s reserves for unrecognized tax benefits totaled $2,479 million and $2,371 million, respectively.
As of June 30, 2025 and December 31, 2024, the Company had accrued $815 million and $732 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of June 30, 2025, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which includes a broad range of tax reform provisions. We are currently evaluating its impact on our financial statements.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income, net
Other income, net, consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency gains (losses), net	$58	$(54)	$88	$(191)
Gains (losses) on derivative instruments, net	19	(17)	41	(23)
Change in the value of investments with readily determinable fair value	—	(1)	4	(2)
Gain on sale of equity method investments	—	203	—	203
Change in fair value of equity investments without readily determinable fair value	—	(13)	(4)	(27)
Interest income	59	63	123	123
Indemnification receivable accrual	(5)	6	(43)	96
Other income (loss), net	8	(15)	12	(21)
Total other income, net	$139	$172	$221	$158
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024
Non-cash investing and financing activities:
Assets acquired under finance lease and other arrangements	$219	$224
Settlement of PRSU awards	$62	$40
Accrued debt tender fees	$95	$—

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash, Cash Equivalents, and Restricted Cash

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$4,888	$5,312
Restricted cash - recorded in prepaid expenses and other current assets (1)	3	104
Total cash, cash equivalents, and restricted cash	$4,891	$5,416

(1) Restricted cash at December 31, 2024 primarily includes cash posted as collateral related to the Company’s revolving receivables program. (See Note 5.)
Earnings Per Share
The table below presents a reconciliation of net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$1,588	$(10,028)	$1,139	$(10,983)
Less:
Net income attributable to noncontrolling interests	(7)	(10)	(15)	(17)
Net (income) loss attributable to redeemable noncontrolling interests	(1)	52	3	48
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	—	—	(4)
Net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$1,580	$(9,986)	$1,127	$(10,956)

Denominator — weighted average:
Common shares outstanding — basic	2,477	2,451	2,469	2,447
Dilutive effect of share-based awards	22	—	31	—
Common shares outstanding — diluted	2,499	2,451	2,500	2,447

Basic net loss per share allocated to common stockholders	$0.64	$(4.07)	$0.46	$(4.48)
Diluted net loss per share allocated to common stockholders	$0.63	$(4.07)	$0.45	$(4.48)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive share-based awards	81	106	66	73
Supplier Finance Programs
As of June 30, 2025 and December 31, 2024, the Company has confirmed $278 million and $307 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.
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
Collaborative Arrangements
The arrangement among TNT Sports, CBS Broadcasting, Inc. (“CBS”), and the National Collegiate Athletic Association (the “NCAA”) provides TNT Sports and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, certain advertising revenues and sponsorship revenues related to the NCAA Tournament, and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds the shared advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to a specified annual cap. The amount recorded pursuant to the loss cap was $74 million during the six months ended June 30, 2025 and was not material for the six months ended June 30, 2024. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.
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
On January 6, 2025, Disney announced that it had entered into a definitive agreement to combine certain of Hulu Live TV’s assets with Fubo (the “Fubo Transaction”) and provide Fubo a senior unsecured term loan of up to $145 million in January 2026 (the “Fubo Loan”). If Disney funds the Fubo Loan prior to the consummation of the Fubo Transaction, the Company and Fox will participate in a portion of the Fubo Loan by providing loans to Disney with substantially the same economic terms as the Fubo Loan. A $130 million termination fee will be payable by Disney to Fubo if the transaction is terminated under certain circumstances. The Company and Fox have agreed to reimburse a portion of the termination fee to Disney if it becomes payable. In addition, the Defendants reached a settlement with Fubo related to Fubo’s antitrust claims and collectively paid $220 million to Fubo in January 2025, of which the Company’s share was $55 million. As of June 30, 2025, no other funding under this agreement has occurred.
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
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(777)	$11	$(74)	$(840)
Other comprehensive income (loss) before reclassifications	444	20	—	464
Reclassifications from accumulated other comprehensive loss to net income	—	5	—	5
Other comprehensive income (loss)	444	25	—	469
Ending balance	$(333)	$36	$(74)	$(371)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(875)	$22	$(60)	$(913)
Other comprehensive income (loss) before reclassifications	9	12	—	21
Reclassifications from accumulated other comprehensive loss to net income	—	2	—	2
Other comprehensive income (loss)	9	14	—	23
Ending balance	$(866)	$36	$(60)	$(890)

	Six Months Ended June 30, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,008)	$15	$(74)	$(1,067)
Other comprehensive income (loss) before reclassifications	675	29	—	704
Reclassifications from accumulated other comprehensive loss to net income	—	(8)	—	(8)
Other comprehensive income (loss)	675	21	—	696
Ending balance	$(333)	$36	$(74)	$(371)

	Six Months Ended June 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(699)	$18	$(60)	$(741)
Other comprehensive income (loss) before reclassifications	(167)	25	—	(142)
Reclassifications from accumulated other comprehensive loss to net income	—	(7)	—	(7)
Other comprehensive income (loss)	(167)	18	—	(149)
Ending balance	$(866)	$36	$(60)	$(890)
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related party transactions include revenues and expenses for content and services provided to or acquired from equity method investees, entities that share common directorship, or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues and service charges (a)	$161	$239	$375	$892
Expenses	$84	$83	$152	$160
Distributions to noncontrolling interests and redeemable noncontrolling interests	$17	$31	$174	$161
(a) The decrease in revenue and service charges in 2025 is primarily attributable to transactions with certain entities that are no longer considered related parties, as such entities and the Company ceased to share common directorship in 2025.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents receivables due from and payables due to related parties (in millions).

	June 30, 2025	December 31, 2024
Receivables	$158	$254
Payables	$45	$13
NOTE 15. COMMITMENTS AND CONTINGENCIES
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
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named Warner Bros. Discovery, Inc. (“WBD”), Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025. The plaintiffs have until August 25, 2025 to file their opposition to defendants’ motion to dismiss.
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
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Streaming	$2,793	$2,568	$5,449	$5,028
Studios	3,801	2,449	6,115	5,270
Global Linear Networks	4,803	5,272	9,577	10,397
Corporate	1	1	1	2
Inter-segment eliminations	(1,586)	(577)	(2,351)	(1,026)
Total revenues	$9,812	$9,713	$18,791	$19,671
Reconciliation of Revenues to Segment Adjusted EBITDA

	Three months ended June 30, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$2,793	$3,801	$4,803

Less:
Content expense (a)	1,600	2,135	2,105
Personnel expense (b)	191	232	505
Marketing expense	294	363	115
Other segment expenses (c)	415	208	566
Segment Adjusted EBITDA	$293	$863	$1,512

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended June 30, 2024
	Streaming	Studios	Global Linear Networks
Revenues	$2,568	$2,449	$5,272

Less:
Content expense (a)	1,699	1,532	1,965
Personnel expense (b)	201	231	566
Marketing expense	353	268	115
Other segment expenses (c)	422	208	628
Segment Adjusted EBITDA	$(107)	$210	$1,998

	Six months ended June 30, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$5,449	$6,115	$9,577

Less:
Content expense (a)	3,104	3,474	3,937
Personnel expense (b)	377	462	1,001
Marketing expense	514	615	219
Other segment expenses (c)	822	442	1,115
Segment Adjusted EBITDA	$632	$1,122	$3,305

	Six months ended June 30, 2024
	Streaming	Studios	Global Linear Networks
Revenues	$5,028	$5,270	$10,397

Less:
Content expense (a)	3,266	3,482	3,808
Personnel expense (b)	393	471	1,114
Marketing expense	642	557	203
Other segment expenses (c)	748	366	1,155
Segment Adjusted EBITDA	$(21)	$394	$4,117
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of segment adjusted EBITDA to loss before income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Streaming	$293	$(107)	$632	$(21)
Studios	863	210	1,122	394
Global Linear Networks	1,512	1,998	3,305	4,117
Segment Adjusted EBITDA	2,668	2,101	5,059	4,490
Depreciation and amortization	1,447	1,744	2,994	3,632
Employee share-based compensation	173	156	293	255
Restructuring and other charges	80	117	134	152
Transaction and integration costs	17	51	97	132
Facility consolidation costs	4	5	9	7
Impairment and amortization of fair value step-up for content	388	522	628	757
Amortization of capitalized interest for content	3	13	9	30
Impairments and loss on dispositions	26	9,395	116	9,407
Corporate	316	285	549	631
Inter-segment eliminations	399	21	452	(38)
Other income, net	(139)	(172)	(221)	(158)
(Income) loss from equity investees, net	(5)	23	2	71
Gain on extinguishment of debt	(2,958)	(542)	(2,954)	(567)
Interest expense, net	463	518	931	1,033
Income (loss) before income taxes	$2,454	$(10,035)	$2,020	$(10,854)
NOTE 17. SUBSEQUENT EVENTS
In July 2025, the Company repaid $100 million of aggregate principal amount outstanding of its Bridge Loan Facility.

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
BUSINESS OVERVIEW
Warner Bros. Discovery is a leading global media and entertainment company that creates and distributes a differentiated and comprehensive portfolio of content and products across television, film, streaming, interactive gaming, publishing, themed experiences, and consumer products through brands including: Discovery Channel, HBO Max, CNN, DC Studios, TNT Sports, HBO, Food Network, TLC, TBS, Warner Bros. Motion Picture Group, Warner Bros. Television Group, Warner Bros. Games, Adult Swim, Turner Classic Movies, and others.
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
In June 2025, the Company announced its plans to separate the Company, in a tax-free transaction, into two publicly traded companies (the “Separation”). Warner Bros. will primarily consist of our Streaming and Studios reportable segments and include Warner Bros. Television, Warner Bros. Motion Picture Group, DC Studios, HBO, and HBO Max, as well as its film and television libraries. Discovery Global will primarily consist of our Global Linear Networks reportable segment and include premier entertainment, sports and news television brands around the world including CNN, TNT Sports in the U.S., and Discovery, free-to-air channels across Europe, and digital products such as Discovery+ and Bleacher Report. The Separation is expected to be completed by mid-2026, subject to closing and other conditions, including final approval by the Warner Bros. Discovery Board, receipt of tax opinions with respect to the tax-free nature of the transaction for U.S. federal income tax purposes, and market conditions. There can be no assurance that the Separation will occur in accordance with the expected plans or anticipated timeline, or at all.
In the first quarter of 2025, the Company renamed its Direct-to-Consumer reportable segment to Streaming and its Networks reportable segment to Global Linear Networks. There have been no changes to the Company’s reportable segments or the composition of our reportable segments as a result of these announcements. We have included supplemental Streaming & Studios and Global Linear Networks division information and supplemental consolidating data within Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.
As of June 30, 2025, we classified our operations in three reportable segments:
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

RESULTS OF OPERATIONS
Foreign Exchange Impacting Comparability
The impact of exchange rates on our business is an important factor in understanding period-to-period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis (“ex-FX”), in addition to results reported in accordance with U.S. GAAP provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with U.S. GAAP.
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
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,885	$4,879	—%	—%	$9,771	$9,864	(1)%	—%
Advertising	2,216	2,430	(9)%	(10)%	4,196	4,578	(8)%	(9)%
Content	2,471	2,109	17%	16%	4,337	4,667	(7)%	(7)%
Other	240	295	(19)%	(23)%	487	562	(13)%	(15)%
Total revenues	9,812	9,713	1%	—%	18,791	19,671	(4)%	(4)%
Costs of revenues, excluding depreciation and amortization	5,967	6,204	(4)%	(4)%	11,098	12,262	(9)%	(10)%
Selling, general and administrative	2,477	2,461	1%	—%	4,671	4,693	—%	(1)%
Depreciation and amortization	1,447	1,744	(17)%	(17)%	2,994	3,632	(18)%	(18)%
Restructuring and other charges	80	117	(32)%	(32)%	134	152	(12)%	(12)%
Impairments and loss on dispositions	26	9,395	(100)%	(100)%	116	9,407	(99)%	(99)%
Total costs and expenses	9,997	19,921	(50)%	(50)%	19,013	30,146	(37)%	(37)%
Operating loss	(185)	(10,208)	98%	98%	(222)	(10,475)	98%	98%
Interest expense, net	(463)	(518)			(931)	(1,033)
Gain on extinguishment of debt, net	2,958	542			2,954	567
Income (loss) from equity investees, net	5	(23)			(2)	(71)
Other income, net	139	172			221	158
Income (loss) before income taxes	2,454	(10,035)			2,020	(10,854)
Income tax (expense) benefit	(866)	7			(881)	(129)
Net income (loss)	1,588	(10,028)			1,139	(10,983)
Net income attributable to noncontrolling interests	(7)	(10)			(15)	(17)
Net (income) loss attributable to redeemable noncontrolling interests	(1)	52			3	48
Net income (loss) available to Warner Bros. Discovery, Inc.	$1,580	$(9,986)			$1,127	$(10,952)
NM - Not meaningful

Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.
Revenues
Distribution revenue remained flat for the three and six months ended June 30, 2025, primarily attributable to a 9% decline in domestic linear subscribers for the three and six months ended June 30, 2025, offset by a 22% increase in Streaming subscribers for the three and six months ended June 30, 2025 as a result of continued global expansion of HBO Max, including new distribution deals.
Advertising revenue decreased 10% and 9% for the three and six months ended June 30, 2025, respectively, primarily attributable to audience declines in domestic networks of 23% and 25%, respectively, for the three and six months ended June 30, 2025 and domestic pricing pressures within our Streaming segment, partially offset by an increase in ad-lite subscribers.
Content revenue increased 16% and decreased 7% for the three and six months ended June 30, 2025, respectively. The increase for the three months ended June 30, 2025 was primarily attributable to a 38% increase in theatrical product revenue as a result of higher film rental revenue, primarily due to the strong performance of A Minecraft Movie, Sinners, and Final Destination Bloodlines, which were released in the second quarter of 2025. The increase in theatrical product revenue was partially offset by lower television product revenue due to lower third-party licensing.
The decrease for the six months ended June 30, 2025 was primarily attributable to a decrease in television product revenue due to lower third-party licensing, a 34% decrease in games revenue attributable to no releases in 2025 compared to the prior year release of Suicide Squad: Kill the Justice League in the first quarter of 2024, and a decrease in home entertainment revenue due to the strong prior year performance of Dune: Part Two, Wonka, and Aquaman and the Lost Kingdom. The decrease for the six months ended June 30, 2025 was partially offset by an increase in theatrical product revenue attributable to higher film rental revenue due to the strong current year performance of A Minecraft Move, Sinners, and Final Destination Bloodlines.
Other revenue decreased 23% and 15% for the three and six months ended June 30, 2025, respectively.
Costs of Revenues
Costs of revenues decreased 4% and 10% for the three and six months ended June 30, 2025, respectively. The decrease for the three months ended June 30, 2025 was primarily attributable to lower content expense related to the amortization of purchase accounting fair value step-up for content, lower domestic sports and content costs due to the timing of programming releases in our Streaming segment, and a 49% decrease in games content expense commensurate with lower games revenue. The decrease for the three months ended June 30, 2025 was partially offset by an 18% increase in theatrical product content expense as a result of higher film costs commensurate with higher theatrical product revenue.
The decrease for the six months ended June 30, 2025 was primarily attributable to a 60% decrease in games content expense due to a $213 million impairment related to Suicide Squad: Kill the Justice League in the prior year and lower games content expense commensurate with lower games revenue, a 13% decrease in theatrical product content expense as a result of lower film costs due to lower payments to partners, lower content expense related to the amortization of purchase accounting fair value step-up for content, and lower domestic sports and content costs due to the timing of programming releases in our Streaming segment. The decrease for the six months ended June 30, 2025 was partially offset by higher international content costs to support HBO Max launches.
Selling, General and Administrative
Selling, general and administrative expenses were flat and decreased 1% for the three and six months ended June 30, 2025, respectively. For the three months ended June 30, 2025, higher overhead expenses were offset by lower marketing and personnel expenses. The decrease for the six months ended June 30, 2025 was primarily attributable to lower marketing expenses, partially offset by higher overhead costs.
Depreciation and Amortization
Depreciation and amortization decreased 17% and 18% for the three and six months ended June 30, 2025, respectively, primarily attributable to intangible assets acquired in connection with the acquisition of the WarnerMedia business (the “WarnerMedia Business”) from AT&T Inc. that are being amortized using the sum of the months’ digits method and the end of the useful life for certain intangible assets, partially offset by the shortening of the useful lives of certain intangible assets.
Restructuring and other charges
Restructuring and other charges decreased 32% and 12% for the three and six months ended June 30, 2025, respectively. Restructuring and other charges primarily includes organizational restructuring costs and consulting fees. (See Note 3 to the accompanying consolidated financial statements.)

Impairments and Loss on Dispositions
Impairments and loss on dispositions were $26 million and $116 million for the three and six months ended June 30, 2025, respectively, primarily attributable to a $87 million ROU asset impairment charge related to the Hudson Yards, New York office lease in the first quarter of 2025. (See Note 13 to the accompanying consolidated financial statements.)
Interest Expense, net
Interest expense, net decreased $55 million and $102 million for the three and six months ended June 30, 2025, respectively, primarily attributable to lower debt during the period. (See Note 8 and Note 9 to the accompanying consolidated financial statements.)
Gain on extinguishment of debt, net
During the three months ended June 30, 2025, the Company commenced and completed the Tender Offers by purchasing senior notes and debentures in the aggregate principal amount of $17.7 billion and recorded a gain on extinguishment of debt of approximately $3.0 billion. Additionally, the Company repaid in full at maturity $487 million of aggregate principal amount outstanding of its senior notes due June 2025. (See Note 8 to the accompanying consolidated financial statements.)
Income (Loss) From Equity Investees, net
Income (loss) from our equity method investees was $5 million and $(2) million for the three and six months ended June 30, 2025, respectively. The changes are attributable to our share of net earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)
Other Income, net
Other income, net was $139 million and $221 million for the three and six months ended June 30, 2025, respectively. (See Note 13 to the accompanying consolidated financial statements.)
Income Tax (Expense) Benefit
Income tax (expense) benefit was $(866) million and $7 million for the three months ended June 30, 2025 and 2024, respectively and $(881) million and $(129) million for the six months ended June 30, 2025 and 2024, respectively. The increase in income tax expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily attributable to higher pre-tax book income, including a $3.0 billion gain recognized in connection with the Tender Offers in 2025 (See Note 8) and a non-cash goodwill impairment charge of $9.1 billion recorded in 2024, the majority of which was not deductible for tax purposes.
Income tax expense for the three and six months ended June 30, 2025, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations and changes in unrecognized tax benefits.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of June 30, 2025, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability. (See Note 12 to accompanying consolidated financial statements.)
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
The table below presents our Adjusted EBITDA for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Streaming	$293	$(107)	NM	$632	$(21)	NM
Studios	$863	$210	NM	$1,122	$394	NM
Global Linear Networks	$1,512	$1,998	(24)%	$3,305	$4,117	(20)%
Corporate	$(316)	$(285)	(11)%	$(549)	$(631)	13%
Inter-segment eliminations	$(399)	$(21)	NM	$(452)	$38	NM
Supplemental Streaming & Studios and Global Linear Networks Division Information
The following tables present, for our Streaming & Studios and Global Linear Networks divisions, supplemental information about revenues and Adjusted EBITDA (in millions).
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Streaming	$2,793	$2,568	9%	8%	$5,449	$5,028	8%	9%
Studios	3,801	2,449	55%	54%	6,115	5,270	16%	16%
Streaming & Studios eliminations	(1,400)	(416)	NM	NM	(2,023)	(734)	NM	NM
Streaming & Studios	5,194	4,601	13%	12%	9,541	9,564	—%	—%
Global Linear Networks	4,803	5,272	(9)%	(9)%	9,577	10,397	(8)%	(8)%
Corporate	1	1	—%	—%	1	2	(50)%	(50)%
Other inter-segment eliminations	(186)	(161)	(16)%	(16)%	(328)	(292)	(12)%	(12)%
Total revenues	$9,812	$9,713	1%	—%	$18,791	$19,671	(4)%	(4)%
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Streaming	$293	$(107)	NM	NM	$632	$(21)	NM	NM
Studios	863	210	NM	NM	1,122	394	NM	NM
Streaming & Studios eliminations	(366)	(27)	NM	NM	(424)	22	NM	NM
Streaming & Studios	790	76	NM	NM	1,330	395	NM	NM
Global Linear Networks	1,512	1,998	(24)%	(25)%	3,305	4,117	(20)%	(19)%
Corporate	(316)	(285)	(11)%	(9)%	(549)	(631)	13%	14%
Other inter-segment eliminations	(33)	6	NM	NM	(28)	16	NM	NM
Adjusted EBITDA	$1,953	$1,795	9%	9%	$4,058	$3,897	4%	6%

Streaming Segment
The following table presents, for our Streaming segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,410	$2,202	9%	9%	$4,739	$4,387	8%	8%
Advertising	282	240	18%	17%	519	415	25%	25%
Content	102	123	(17)%	(21)%	190	222	(14)%	(15)%
Other	(1)	3	NM	NM	1	4	(75)%	(75)%
Total revenues	2,793	2,568	9%	8%	5,449	5,028	8%	9%
Costs of revenues, excluding depreciation and amortization	1,913	2,028	(6)%	(6)%	3,737	3,923	(5)%	(5)%
Selling, general and administrative	587	647	(9)%	(10)%	1,080	1,126	(4)%	(4)%
Adjusted EBITDA - Streaming segment	293	(107)	NM	NM	632	(21)	NM	NM
Depreciation and amortization	356	460			727	975
Restructuring and other charges	7	15			19	17
Facility consolidation costs	—	3			—	5
Impairment and amortization of fair value step-up for content	39	71			86	173
Impairments and loss on dispositions	11	11			14	16
Operating loss	$(120)	$(667)			$(214)	$(1,207)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.

Revenues
Subscriber information consisted of the following (in millions).

	June 30, 2025	June 30, 2024	% Change
Total Domestic subscribers[1]	57.8	52.4	10%
Total International subscribers[1]	67.9	50.8	33%
Total Streaming subscribers[1]	125.7	103.3	22%
Distribution revenue increased 9% and 8% for the three and six months ended June 30, 2025, respectively, primarily attributable to a 22% increase in subscribers as a result of continued global expansion of HBO Max, including new distribution deals, partially offset by the impact of a wholesale deal renewal and lower global distribution ARPU due to a mix shift in the subscriber base across distribution channels, geography, and product type.
Advertising revenue increased 17% and 25% for the three and six months ended June 30, 2025, respectively, primarily attributable to an increase in ad-lite subscribers, partially offset by domestic pricing pressures.
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
The current “independently-branded, regional product” referred to in (iv) above consist of TVN/Player.
Subscribers to multiple WBD Streaming products (listed above) are counted as a paid subscriber for each individual WBD streaming product subscription.
We may refer to the aggregate number of Core Streaming Subscriptions as “subscribers”.
The reported number of “subscribers” included herein and the definition of “Streaming Subscription” as used herein excludes:
i.individuals who subscribe to Streaming products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-brand, regional products (currently consisting of TVN/Player), that may be offered by us or by certain joint venture partners or affiliated parties from time to time;
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
Domestic subscriber - We define a Domestic subscriber as a subscription based either in the United States of America or Canada.
International subscriber - We define an International subscriber as a subscription based outside of the United States of America or Canada.

Global ARPU consisted of the following.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change (ex-FX)	2025	2024	% Change (ex-FX)
Domestic ARPU	$11.16	$12.08	(8)%	$11.16	$11.90	(6)%
International ARPU	$3.85	$3.85	—%	$3.75	$3.80	—%
Global ARPU[2]	$7.14	$8.00	(11)%	$7.12	$7.91	(10)%
Global ARPU decreased 11% and 10% for the three and six months ended June 30, 2025, respectively, primarily attributable to a 33% increase year-over-year in international subscribers. Additionally, global ARPU was negatively impacted by an 8% and 6% decrease in domestic ARPU for the three and six months ended June 30, 2025, respectively, primarily attributable to broader distribution of HBO Max Basic with Ads.
Content revenue decreased 21% and 15% for the three and six months ended June 30, 2025, respectively, primarily attributable to lower third-party licensing as a result of launching HBO Max in new international markets.
Costs of Revenues
Costs of revenues decreased 6% and 5% for the three and six months ended June 30, 2025, respectively, primarily attributable to lower domestic sports and content costs due to the timing of programming releases, partially offset by higher international content costs to support HBO Max launches.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 10% and 4% for the three and six months ended June 30, 2025, respectively, primarily attributable to lower marketing costs. Additionally, the decrease for the six months ended June 30, 2025 was partially offset by higher overhead costs.
Adjusted EBITDA
Adjusted EBITDA increased $400 million and $653 million for the three and six months ended June 30, 2025, respectively.
2ARPU: The Company defines Streaming Average Revenue Per User (“ARPU”) as total subscription revenue plus net advertising revenue for the period divided by the daily average number of paying subscribers for the period. Where daily values are not available, the sum of beginning of period and end of period divided by two is used.
Excluded from the ARPU calculation are: (i) Revenue and subscribers for streaming products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-branded, regional products (currently consisting of TVN/Player), that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) A limited amount of international discovery+ revenue and subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) Cinemax, Max/HBO hotel and bulk institution (i.e., subscribers billed on a bulk basis), and international basic HBO revenue and subscribers; and (iv) Users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.

Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$1	$3	(67)%	(67)%	$2	$8	(75)%	(75)%
Advertising	—	—	NM	NM	1	4	(75)%	(75)%
Content	3,591	2,237	61%	59%	5,730	4,860	18%	18%
Other	209	209	—%	(5)%	382	398	(4)%	(6)%
Total revenues	3,801	2,449	55%	54%	6,115	5,270	16%	16%
Costs of revenues, excluding depreciation and amortization	2,215	1,601	38%	38%	3,628	3,620	—%	—%
Selling, general and administrative	723	638	13%	12%	1,365	1,256	9%	8%
Adjusted EBITDA - Studios segment	863	210	NM	NM	1,122	394	NM	NM
Depreciation and amortization	169	174			339	360
Employee share-based compensation	—	—			—	(1)
Restructuring and other charges	(1)	19			(6)	30
Transaction and integration costs	—	1			—	2
Facility consolidation costs	—	1			—	1
Impairment and amortization of fair value step-up for content	25	83			61	11
Amortization of capitalized interest for content	3	13			9	30
Impairments and gain on dispositions	—	(1)			(1)	(1)
Operating income (loss)	$667	$(80)			$720	$(38)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented less than 2% and 3% of total revenues and operating expenses for this segment for the three and six months ended June 30, 2025, respectively. Intra-segment revenue and expense are eliminated at the Studios segment level.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.
Revenues
Content revenue increased 59% for the three months ended June 30, 2025, primarily attributable to a 115% increase in television product revenue and a 38% increase in theatrical product revenue, partially offset by a 14% decrease in games revenue.
•The increase in television product revenue was attributable to higher intercompany content licensing, primarily due to the timing of renewals.
•The increase in theatrical product revenue was attributable to higher film rental revenue, partially offset by lower content licensing. The increase in film rental revenue was primarily due to the strong performance of A Minecraft Movie, Sinners, and Final Destination Bloodlines, which were released in the second quarter of 2025.
•The decrease in games revenue was attributable to no releases in 2025.
Content revenue increased 18% for the six months ended June 30, 2025, primarily attributable to a 54% increase in television product revenue and a 3% increase in theatrical product revenue, partially offset by a 34% decrease in games revenue.
•The increase in television product revenue was attributable to higher intercompany content licensing, primarily due to the timing of renewals.

•The increase in theatrical product revenue was attributable to higher film rental revenue and intercompany content sales, partially offset by lower home entertainment revenue. The increase in film rental revenue was primarily due to the strong current year performance of A Minecraft Movie, Sinners, and Final Destination Bloodlines. The decrease in home entertainment revenue was primarily due to the strong prior year performance of Dune: Part Two, Wonka, and Aquaman and the Lost Kingdom.
•The decrease in games revenue was attributable to no releases in 2025 compared to the prior year release of Suicide Squad: Kill the Justice League in the first quarter of 2024.
Other revenue decreased 5% and 6% for the three and six months ended June 30, 2025.
Costs of Revenues
Costs of revenues increased 38% and was flat for the three and six months ended June 30, 2025. The increase for the three months ended June 30, 2025 was primarily attributable to an 87% increase in television product content expense and an 18% increase in theatrical product content expense, partially offset by a 49% decrease in games content expense commensurate with lower games revenue. The increase in television product content expense was due to higher costs commensurate with higher intercompany content licensing due to the timing of renewals. The increase in theatrical content expense was a result of higher film costs commensurate with higher theatrical product revenue.
During the six months ended June 30, 2025, television product content expense increased 40%, offset by a 60% decrease in games content expense and 13% decrease theatrical product content expense. The increase in television product content expense was due to higher costs commensurate with higher intercompany content licensing due to the timing of renewals. The decrease in games content expense was primarily due to a $213 million impairment related to Suicide Squad: Kill the Justice League in the prior year, and lower games content expense commensurate with lower games revenue. The decrease in theatrical content expense was primarily a result of lower film costs due to lower payments to partners.
Selling, General and Administrative
Selling, general and administrative expenses increased 12% and 8% for the three and six months ended June 30, 2025. The increase for the three and six months ended June 30, 2025 was primarily attributable to higher theatrical marketing expenses. Additionally, the increase in theatrical marketing expense for the six months ended June 30, 2025 was partially offset by lower games marketing expenses.
Adjusted EBITDA
Adjusted EBITDA increased $653 million and $728 million for the three and six months ended June 30, 2025, respectively.

Global Linear Networks Segment
The table below presents, for our Global Linear Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,477	$2,675	(7)%	(7)%	$5,035	$5,472	(8)%	(7)%
Advertising	1,953	2,214	(12)%	(13)%	3,711	4,201	(12)%	(12)%
Content	287	299	(4)%	(2)%	667	563	18%	19%
Other	86	84	2%	(1)%	164	161	2%	—%
Total revenues	4,803	5,272	(9)%	(9)%	9,577	10,397	(8)%	(8)%
Costs of revenues, excluding depreciation and amortization	2,592	2,531	2%	2%	4,919	4,903	—%	—%
Selling, general and administrative	699	743	(6)%	(6)%	1,353	1,377	(2)%	(2)%
Adjusted EBITDA - Global Linear Networks segment	1,512	1,998	(24)%	(25)%	3,305	4,117	(20)%	(19)%
Depreciation and amortization	829	1,052			1,736	2,157
Employee share-based compensation	—	—			1	—
Restructuring and other charges	25	42			41	53
Transaction and integration costs	—	(1)			—	—
Impairment and amortization of fair value step-up for content	310	294			440	419
Impairments and loss on dispositions	1	9,154			3	9,154
Operating income (loss)	$347	$(8,543)			$1,084	$(7,666)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue decreased 7% for the three and six months ended June 30, 2025, primarily attributable to a 9% decline in domestic linear subscribers, and to a lesser extent, lower international affiliate rates and international subscriber declines, partially offset by a 2% increase in domestic affiliate rates for both periods. Declines in linear subscribers are expected to continue.
Advertising revenue decreased 13% and 12% for the three and six months ended June 30, 2025, respectively, primarily attributable to audience declines in domestic networks of 23% and 25%, respectively, and the broadcast of the NCAA Final Four and championship game in 2024, partially offset by the broadcast of the Stanley Cup Finals in 2025.
Content revenue decreased 2% and increased 19% for the three and six months ended June 30, 2025, respectively, primarily attributable to timing of third-party licensing deals.
Other revenue decreased 1% and was flat for the three and six months ended June 30, 2025, respectively.
Costs of Revenues
Costs of revenues increased 2% and was flat for the three and six months ended June 30, 2025, respectively, primarily attributable to higher domestic sports costs. Costs of revenues for the six months ended June 30, 2025 benefited from timing of content, production, and news related spend.
Selling, General and Administrative
Selling, general and administrative expenses decreased 6% and 2% for the three and six months ended June 30, 2025, respectively, primarily attributable to lower overhead costs.
Adjusted EBITDA
Adjusted EBITDA decreased 25% and 19% for the three and six months ended June 30, 2025, respectively.

Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Adjusted EBITDA - Corporate	$(316)	$(285)	(11)%	(9)%	$(549)	$(631)	13%	14%
Depreciation and amortization	93	58			192	140
Employee share-based compensation	173	156			292	256
Restructuring and other charges	49	41			80	52
Transaction and integration costs	17	51			97	130
Facility consolidation costs	4	1			9	1
Impairment and amortization of fair value step-up for content	—	1			—	1
Impairments and loss on dispositions	14	231			100	238
Operating loss	$(666)	$(824)			$(1,319)	$(1,449)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA decreased 9% and increased 14% for the three and six months ended June 30, 2025, respectively. The decrease for the three months ended June 30, 2025 was primarily attributable to higher overhead costs and securitization expense. The increase for the six months ended June 30, 2025 was primarily attributable to lower facility costs due to office consolidations and closures and the release of previously recorded non-income tax reserves.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Inter-segment revenue eliminations	$(1,586)	$(577)	$(2,351)	$(1,026)
Inter-segment expense eliminations	(1,187)	(556)	(1,899)	(1,064)
Adjusted EBITDA - Inter-segment eliminations	(399)	(21)	(452)	38
Impairment and amortization of fair value step-up for content	14	73	41	153
Operating loss	$(413)	$(94)	$(493)	$(115)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2025, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2025, we had $4.9 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $4.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Bridge Loan Facility
During the three months ended June 30, 2025, we and WMH entered into a Bridge Loan Facility with JPMorgan Chase Bank, N.A. WMH drew $17.0 billion of the available Bridge Loan Facility to finance the early settlement of the Tender Offers, Consent Solicitations, and the repayment in full and termination of our $1,500 million 364-day senior unsecured term loan facility, and the payment of fees and expenses therewith and for general corporate purposes. The Bridge Loan Facility is expected to be refinanced prior to the Separation. The Bridge Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2025, we were in compliance with all applicable covenants and there were no events of default under the Bridge Loan Facility.
Revolving Credit Facility and Commercial Paper
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement (the “Credit Agreement”) and have the capacity to borrow up to $4.0 billion under the Credit Agreement (the “Credit Facility”). DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. In June 2025, we amended the Credit Agreement to, among other things, decrease the borrowing capacity from $6.0 billion to $4.0 billion and provide for early termination of the Credit Agreement upon completion of the Separation. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2025, we were in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
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
During the six months ended June 30, 2025, we and DCL borrowed and repaid $3,551 million under our Credit Facility and commercial paper program. As of June 30, 2025, we and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
Term Loan
During the six months ended June 30, 2025, we entered into and repaid a $1,500 million 364-day senior unsecured term loan credit facility. The proceeds were used to fund the redemption of $1,500 million aggregate principal amount outstanding of WMH’s senior notes due 2026.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,000 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $4,499 million as of June 30, 2025.

•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. Total trade accounts receivable sold under the Company’s factoring arrangement was $102 million for the six months ended June 30, 2025.
•Investments
In January 2025 we contributed a 70% interest in our music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. Additionally, we received proceeds from the sale of investments of $54 million for the six months ended June 30, 2025.
•Asset Dispositions
We received proceeds from asset dispositions of $66 million during the six months ended June 30, 2025.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our enhanced streaming service HBO Max, principal and interest payments on our outstanding senior notes, funding for various equity method and other investments, and repurchases of our capital stock.
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
•Debt
Senior Notes
During the six months ended June 30, 2025, we repurchased or repaid $20,403 million of aggregate principal amount outstanding of our senior notes. In addition, we had $97 million of senior notes that were due in July 2025, and an additional $124 million of senior notes coming due through June 2026.
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
•Capital Expenditures
We effected capital expenditures of $532 million during the six months ended June 30, 2025, including amounts capitalized to support HBO Max. In addition, we expect to continue to incur significant costs to develop and market HBO Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the six months ended June 30, 2025, we contributed $26 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
We had redeemable equity balances of $23 million at June 30, 2025, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $174 million and $161 million for the six months ended June 30, 2025 and 2024, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the six months ended June 30, 2025, we made cash payments of $974 million and $1,275 million for income taxes and interest on our outstanding debt, respectively.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents, and restricted cash, beginning of period	$5,416	$4,319
Cash provided by operating activities	1,536	1,813
Cash used in investing activities	(431)	(137)
Cash used in financing activities	(1,886)	(2,274)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	256	(104)
Net change in cash, cash equivalents, and restricted cash	(525)	(702)
Cash, cash equivalents, and restricted cash, end of period	$4,891	$3,617
Operating Activities
Cash provided by operating activities was $1,536 million and $1,813 million during the six months ended June 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income, excluding non-cash items, partially offset by an improvement in working capital activity.
Investing Activities
Cash used in investing activities was $431 million and $137 million during the six months ended June 30, 2025 and 2024, respectively. The increase in cash used in investing activities was primarily attributable to reduced proceeds from the sale of investments and increased purchases of property and equipment during the six months ended June 30, 2025.
Financing Activities
Cash used in financing activities was $1,886 million and $2,274 million during the six months ended June 30, 2025 and 2024, respectively. The decrease in cash used in financing activities was primarily attributable to proceeds received for the contribution of 70% of our music catalog to a joint venture during the six months ended June 30, 2025.
Capital Resources
As of June 30, 2025, capital resources were comprised of the following (in millions).

	June 30, 2025
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$4,888	$—	$4,888
Revolving credit facility and commercial paper program	4,000	—	4,000
Bridge loan	17,000	17,000	—
Senior notes (a)	18,000	18,000	—
Total	$43,888	$35,000	$8,888

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2025 had interest rates that ranged from 1.90% to 8.30% and will mature between 2025 and 2062.

We expect that our cash balance, cash generated from operations and availability under the Credit Agreement will be sufficient to fund our cash needs for both the short- and long-term. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. Credit rating agencies may continue to review and adjust our ratings or outlook. For example, in 2025, S&P, Moody’s and Fitch downgraded certain of our ratings in part due to declines in our linear business, including as a result of the weak operating environment for linear networks, our leverage ratio, and an increase in secured debt and uncertainty in connection with the Separation.

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
Summarized Guarantor Financial Information
Basis of Presentation
As of June 30, 2025 and December 31, 2024, the Company has outstanding senior notes issued by Discovery Communications, LLC (“DCL”), which are guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), and WarnerMedia Holdings, Inc. (“WMH”); senior notes issued by WMH, which are guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed); and senior notes issued by Scripps Networks (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL, Scripps Networks, and WMH are wholly owned by the Company.
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

	June 30, 2025	December 31, 2024
Current assets	$1,477	$2,194
Non-guarantor intercompany trade receivables, net	124	404
Noncurrent assets	4,049	4,077
Current liabilities	1,051	3,948
Noncurrent liabilities	35,640	37,118

Six Months Ended June 30, 2025
Revenues	$953
Operating loss	(155)
Net income	1,591
Net income available to Warner Bros. Discovery, Inc.	1,568
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

Supplemental Data for Results of Operations (in millions)			Supplemental Consolidating Data
	Consolidated		Streaming & Studios		Global Linear Networks		Corporate		Consolidating adjustments
For the three months ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Distribution	$4,885	$4,879	$2,411	$2,205	$2,477	$2,675	$—	$—	$(3)	$(1)
Advertising	2,216	2,430	280	240	1,953	2,214	—	—	(17)	(24)
Content	2,471	2,109	2,349	1,945	287	299	—	—	(165)	(135)
Other	240	295	154	211	86	84	1	1	(1)	(1)
Total revenues	9,812	9,713	5,194	4,601	4,803	5,272	1	1	(186)	(161)
Costs of revenues, excluding depreciation and amortization	5,967	6,204	3,163	3,407	2,902	2,825	25	44	(123)	(72)
Selling, general and administrative	2,477	2,461	1,308	1,290	699	742	486	451	(16)	(22)
Depreciation and amortization	1,447	1,744	525	634	829	1,052	93	58	—	—
Restructuring and other charges	80	117	6	34	25	42	49	41	—	—
Impairments and loss on dispositions	26	9,395	11	10	1	9,154	14	231	—	—
Total costs and expenses	9,997	19,921	5,013	5,375	4,456	13,815	667	825	(139)	(94)
Operating (loss) income	$(185)	$(10,208)	$181	$(774)	$347	$(8,543)	$(666)	$(824)	$(47)	$(67)

Supplemental Data for Results of Operations (in millions)			Supplemental Consolidating Data
	Consolidated		Streaming & Studios		Global Linear Networks		Corporate		Consolidating adjustments
For the six months ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Distribution	$9,771	$9,864	$4,741	$4,395	$5,035	$5,472	$—	$—	$(5)	$(3)
Advertising	4,196	4,578	517	419	3,711	4,201	—	—	(32)	(42)
Content	4,337	4,667	3,960	4,349	667	563	—	—	(290)	(245)
Other	487	562	323	401	164	161	1	2	(1)	(2)
Total revenues	18,791	19,671	9,541	9,564	9,577	10,397	1	2	(328)	(292)
Costs of revenues, excluding depreciation and amortization	11,098	12,262	5,925	7,001	5,359	5,322	46	56	(232)	(117)
Selling, general and administrative	4,671	4,693	2,442	2,389	1,354	1,377	902	965	(27)	(38)
Depreciation and amortization	2,994	3,632	1,066	1,335	1,736	2,157	192	140	—	—
Restructuring and other charges	134	152	13	47	41	53	80	52	—	—
Impairments and loss on dispositions	116	9,407	13	15	3	9,154	100	238	—	—
Total costs and expenses	19,013	30,146	9,459	10,787	8,493	18,063	1,320	1,451	(259)	(155)
Operating (loss) income	$(222)	$(10,475)	$82	$(1,223)	$1,084	$(7,666)	$(1,319)	$(1,449)	$(69)	$(137)

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new product and service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•the occurrence of any event, change or other circumstances that could give rise to the abandonment of the Separation or pursuit of a different structure;
•failure to satisfy in a timely manner any of the conditions to the Separation or complete the Separation in a timely or favorable manner or at all;
•the effects of the announcement, pendency or completion of the Separation on our ongoing business operations;
•unforeseen costs, execution risks, and operational challenges related to the Separation, including risks relating to changes to the configuration of our existing business and disruption of management time away from ongoing business operations;
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
•the possibility or duration of an industry-wide strike, such as the strikes of the Writers Guild of America and Screen Actors Guild of America-American Federation of Television and Radio Arts in 2023, player lock-outs or other job action affecting a major entertainment industry union, athletes or others involved in the development and production of our sports programming, television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;
•inherent uncertainties involved in the estimates and assumptions used in the preparation of financial forecasts;
•our level of debt, including the significant indebtedness incurred in connection with the acquisition of the WarnerMedia Business, and our future compliance with debt covenants;
•challenges related to obtaining permanent financing to refinance the Bridge Loan Facility on favorable terms in a timely manner or at all;
•changes to our corporate or debt-specific credit ratings or outlook;

•changes in, or failure or inability to comply with, laws and government regulations, including, without limitation, regulations of the U.S. government and other international governments, the Federal Communications Commission and similar authorities internationally and data privacy regulations;
•adverse outcomes of legal proceedings or disputes, including those related to our acquisition of the WarnerMedia Business, the Separation, or adverse outcomes from regulatory proceedings;
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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Form 10-K. Our exposures to market risk have not materially changed since December 31, 2024.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named Warner Bros. Discovery, Inc. (“WBD”), Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025. The plaintiffs have until August 25, 2025 to file their opposition to defendants’ motion to dismiss.
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
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2024 Form 10-K, and as supplemented by the additional risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

Risks Related to the Separation
Failure to complete the Separation in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.
In June 2025, the Company announced its plans to separate the Company, in a tax-free transaction, into two publicly traded companies. The Separation is expected to be completed by mid-2026, though no assurance can be given as to whether the Separation will occur in accordance with the expected plans or anticipated timeline, or at all. Additionally, the specific assets, liabilities and entities to be separated have not yet been determined and may be changed, and we may determine to abandon any efforts with respect to the Separation at any time for any reason. If the Separation occurs, the Company may retain up to 19.9% of the shares of the spun-off company (“Spinco”), which it may use to de-lever the Company’s balance sheet in a tax-efficient manner. No assurance can be given that we will be able to dispose of the shares in Spinco retained by us on favorable terms, or at all, or the timing thereof.
The form or other terms of the Separation may change over time, including with respect to the scope of the businesses to be separated or retained by us. The final determination to separate is subject to approval by the Board, the execution of definitive documentation, and satisfaction of customary conditions, including the effectiveness of appropriate filings with the SEC, receipt of one or more opinions as to the tax-free nature of the Separation, the completion of the requisite financial statements and the availability of financing. Additionally, no assurance can be given that the intended tax treatment will be achieved or that the Separation will qualify as tax-free to our shareholders for U.S. federal income tax purposes. Challenges in satisfying any of these conditions, along with various other factors, including changes in the law, the macroeconomic environment, competitive conditions, regulatory approvals or clearances, the uncertainty of the financial markets, could delay or prevent the completion of the Separation or cause the Separation to occur on terms or conditions that are different or less favorable than expected.
If the Separation is not completed in a timely or favorable manner or at all, our ongoing business may be adversely affected including as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•we may be subject to litigation, which could result in significant costs and expenses;
•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to the Company;
•we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting and other professional fees and
•our costs of pursuing the Separation may be higher than anticipated and may not yield a discernible benefit if the Separation is not completed.
The pendency of the Separation may cause disruption on our business.
The pendency of the proposed Separation could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including distributors, advertisers and content providers, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
Furthermore, the preparation for and execution of the Separation has placed and is expected to continue to place a significant burden on our management, employees and other internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the separation process could adversely affect our financial results.
We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Separation. We may also incur taxes and unanticipated costs throughout the process of completing the Separation. The substantial majority of these costs will be non-recurring expenses relating to the Separation, and many of these costs are payable regardless of whether or not the Separation is completed. We also could be subject to litigation related to the Separation, which could prevent or delay the completion of the Separation and result in significant costs and expenses.

If completed, the Separation may not achieve the anticipated benefits and could expose us to new risks, including with respect to our existing indebtedness.
If the Separation is completed, we may not realize the anticipated strategic, financial, operational, or other benefits from the Separation. In addition, we will also incur ongoing costs and dis-synergies in connection with, or as a result of, the Separation and related restructuring transactions, including costs of operating as independent, publicly traded companies that the two businesses will no longer be able to share. We cannot predict with certainty if or when anticipated benefits will occur or the extent to which they will be achieved, or that the costs or dis-synergies of the Separation will not exceed the anticipated amounts. Following the Separation, we will be a smaller and less diversified company and may be more vulnerable to changing market conditions. While we believe that the Separation will position each company to better unlock its full standalone long-term potential, we cannot assure you that following the Separation we will be successful. Further, there can be no assurance that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the Separation not occurred. We cannot predict the prices at which our common stock may trade after the Separation or the effect of the Separation on the trading prices of our common stock.
In addition, following the completion of the Separation, we will not be able to rely on the earnings, assets or cash flow of the studios and streaming business unit, and that business will not provide funds to finance our working capital or other cash requirements. As a result, our ability to service our debt may be adversely affected.
Risks Related to our Financial, Capital and Corporate Structure
The terms of the Bridge Loan Facility may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
In June 2025, we and WMH, a wholly-owned subsidiary of the Company, entered into the Bridge Loan Facility with respect to an 18-month $17 billion term loan. The Bridge Loan Facility contains a number of restrictive covenants that impose operating restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including the right to engage in mergers, consolidations and asset sales, incur debt and liens, enter into transactions with affiliates, pay dividends and certain other restricted payments and make certain restricted investments. The Bridge Loan Facility requires the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of cash flow available for other purposes such as capital expenditures, investment business opportunities, and other purposes. The Bridge Loan Facility bears interest at a variable rate, which exposes us to the risk of increased interest rates. If we are not able to service our debt or refinance our debt as it becomes due, we could be forced to take unfavorable actions, including limiting investment in our business or selling assets.
A breach of the covenants, nonpayment of any principal or interest when due under the Bridge Loan Facility or upon the occurrence of certain significant corporate events could result in an event of default under the Bridge Loan Facility, which may allow lenders to declare all loans outstanding under the Bridge Loan Facility (including accrued interest and fees payable thereunder) immediately due and payable. Furthermore, an event of default under the Bridge Loan Facility could result in the acceleration of any of our other debt to which a cross-acceleration or cross-default provision applies. Any such default, and any resulting acceleration of our outstanding indebtedness, would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the obligations under the Bridge Loan Facility are secured by a lien on substantially all of the personal property assets of the Company, WMH, and certain of its wholly-owned domestic subsidiaries and are guaranteed by the Company and certain of its wholly owned subsidiaries. If we are unable to repay the amounts due and payable under the Bridge Loan Facility, the lenders could proceed against the collateral granted to them to secure the loans under the Bridge Loan Facility, and we may not have sufficient assets to repay such indebtedness.
We may be unable to obtain permanent financing to refinance the Bridge Loan Facility on favorable terms in a timely manner or at all.
Borrowings under the Bridge Loan Facility, net of any prepayments, will become payable in full on the earlier of (x) December 30, 2026 and (y) the date of the completion of the Separation. Although we expect to refinance or replace the Bridge Loan Facility with permanent financing prior to the completion of the Separation, we may be unable to obtain permanent financing on favorable terms in a timely manner or at all. The permanent financing could subject us to higher borrowing costs and additional restrictive covenants not present in the agreements governing our existing debt or in the Bridge Loan Facility, which could reduce our profitability and diminish our operational flexibility. If we are unable to refinance or replace the Bridge Loan Facility or access additional credit, or if borrowing costs dramatically increase, our ability to meet our short-term and long-term obligations could be adversely affected, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the Separation were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we, Spinco and our shareholders may be subject to significant U.S. federal income taxes.
We expect to receive one or more opinions from our tax advisors as to the tax-free nature of the Separation. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, our tax advisors will rely on certain representations and covenants delivered by us and Spinco in rendering such opinions.
If the IRS ultimately determines that the Separation is taxable, then we and our shareholders could incur significant tax liabilities in connection with the Separation. Spinco may be required to indemnify us for such tax liabilities pursuant to a tax matters agreement, but there can be no assurance that Spinco would have the resources or liquidity required to indemnify us for any such tax liability.
Even if the Separation otherwise qualifies for non-recognition of gain or loss under Section 355 of the Internal Revenue Code ("the Code"), the Separation may be taxable to us (but not to our shareholders) pursuant to Section 355(e) of the Code if there is a 50% or more (by vote or value) change in ownership of either us or Spinco, directly or indirectly, as part of a plan or series of related transactions that include the Separation. For this purpose, any acquisitions of our or Spinco’s common stock within two years before or after the Separation are presumed to be part of such a plan, although we or Spinco may be able to rebut that presumption based on applicable facts and circumstances or a “safe harbor” described in the U.S. income tax regulations.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 3, 2025 (SEC File No. 001-34177))

3.2
Second Amended and Restated Bylaws of Warner Bros. Discovery, Inc. effective as of June 2, 2025 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on June 3, 2025 (SEC File No. 001-34177))

4.1
Twenty-Third Supplemental Indenture, dated June 13, 2025, among Discovery Communications, LLC, as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))

4.2
Second Supplemental Indenture, dated June 13, 2025, among WarnerMedia Holdings, Inc., as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))

4.3
Third Supplemental Indenture, dated June 13, 2025, among WarnerMedia Holdings, Inc., as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))

4.4
Fifteenth Supplemental Indenture, dated June 16, 2025, among Historic TW Inc., as the issuer, the guarantors from time to time party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))

10.1	Amendment No.2 to Warner Bros. Discovery, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2025 (SEC File No. 001-34177))*

10.2
Amended and Restated Employment Agreement between David Zaslav, Warner Bros. Discovery, Inc. and Discovery Communications, LLC, dated June 12, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))*

10.3	Form of David Zaslav Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))*#

10.4
Employment Agreement between Gunnar Wiedenfels, Warner Bros. Discovery, Inc. and Discovery Communications, LLC, dated June 12, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))*#

10.5
Non-Investment Grade Leveraged Bridge Loan Agreement, dated as of June 26, 2025, among WarnerMedia Holdings, Inc., Warner Bros. Discovery, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as lead arranger, bookrunner and sole administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2025 (SEC File No. 001-34177)) #

10.6
Amendment No. 1 to Credit Agreement, dated as of June 26, 2025, among Discovery Communications, LLC, Warner Bros. Discovery, Inc., as facility guarantor, certain wholly-owned subsidiaries of Warner Bros. Discovery, Inc., as borrowers, Scripps Networks Interactive, Inc. and WarnerMedia Holdings, Inc., as subsidiary guarantors, certain wholly-owned subsidiaries of Warner Bros. Discovery, Inc., as joining guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed herewith) #

10.7	Form of Warner Bros. Discovery, Inc. 2025 RSU Grant Agreement for Non-Employee Directors (filed herewith)*

10.8
Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 20, 2025, by and among Warner Bros. Discovery Receivables Funding, LLC, the other persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (filed herewith) #

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
# Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
* Indicates management contract or compensatory plan, contract or arrangement.
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: August 7, 2025	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 7, 2025	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer