Form 10-Q
period 2025-09-30
Warner Bros. Discovery, Inc.
filed 2025-11-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Series A Common Stock	WBD	The Nasdaq Global Select Market
4.302% Senior Notes due 2030	WBDI30, WBDI30A	The Nasdaq Global Market
4.693% Senior Notes due 2033	WBDI33, WBDI33A	The Nasdaq Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of October 23, 2025:

Series A Common Stock, par value $0.01 per share	2,477,974,509

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Distribution	$4,702	$4,920	$14,473	$14,784
Advertising	1,407	1,682	5,603	6,260
Content	2,649	2,721	6,986	7,388
Other	287	300	774	862
Total revenues	9,045	9,623	27,836	29,294
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	4,564	5,181	15,662	17,443
Selling, general and administrative	2,361	2,385	7,032	7,078
Depreciation and amortization	1,375	1,762	4,369	5,394
Restructuring and other charges	88	9	222	161
Impairments and loss on dispositions	46	5	162	9,412
Total costs and expenses	8,434	9,342	27,447	39,488
Operating income (loss)	611	281	389	(10,194)
Interest expense, net	(570)	(494)	(1,501)	(1,527)
(Loss) gain on extinguishment of debt, net	(1)	23	2,953	590
Income (loss) from equity investees, net	17	(18)	15	(89)
Other (expense) income, net	(30)	30	191	188
Income (loss) before income taxes	27	(178)	2,047	(11,032)
Income tax (expense) benefit	(170)	319	(1,051)	190
Net (loss) income	(143)	141	996	(10,842)
Net income attributable to noncontrolling interests	(4)	(3)	(19)	(20)
Net (income) loss attributable to redeemable noncontrolling interests	(1)	(3)	2	45
Net (loss) income available to Warner Bros. Discovery, Inc.	$(148)	$135	$979	$(10,817)
Net (loss) income per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(0.06)	$0.06	$0.40	$(4.42)
Diluted	$(0.06)	$0.05	$0.39	$(4.42)
Weighted average shares outstanding:
Basic	2,479	2,453	2,473	2,449
Diluted	2,479	2,470	2,510	2,449

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(143)	$141	$996	$(10,842)
Other comprehensive income (loss):
Currency translation
Change in net unrealized (losses) gains	(52)	482	623	315
Less: Reclassification adjustment for net losses included in net income	3	—	3	—
Net change, net of income tax benefit (expense) of $3, $15, $(98), and $13	(49)	482	626	315
Derivatives
Change in net unrealized (losses) gains	(18)	15	11	40
Less: Reclassification adjustment for net losses (gains) included in net income	7	(8)	(1)	(15)
Net change, net of income tax benefit (expense) of $2, $(1), $(8), and $(5)	(11)	7	10	25
Comprehensive (loss) income	(203)	630	1,632	(10,502)
Comprehensive income attributable to noncontrolling interests	(2)	(10)	(22)	(23)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1)	(3)	2	45
Comprehensive (loss) income attributable to Warner Bros. Discovery, Inc.	$(206)	$617	$1,612	$(10,480)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,294	$5,312
Receivables, net	5,128	4,947
Prepaid expenses and other current assets	3,640	3,819
Total current assets	13,062	14,078
Film and television content rights and games	19,104	19,102
Property and equipment, net	6,517	6,087
Goodwill	25,920	25,667
Intangible assets, net	28,789	32,299
Other noncurrent assets	7,127	7,327
Total assets	$100,519	$104,560
Liabilities and equity
Current liabilities:
Accounts payable	$1,083	$1,055
Accrued liabilities	9,292	10,438
Deferred revenues	1,649	1,569
Current portion of debt	139	2,748
Total current liabilities	12,163	15,810
Noncurrent portion of debt	33,382	36,757
Deferred income taxes	6,708	6,985
Other noncurrent liabilities	10,961	10,070
Total liabilities	63,214	69,622
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	23	109
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,708 and 2,684 shares issued; and 2,477 and 2,454 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,926	55,560
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(11,260)	(12,239)
Accumulated other comprehensive loss	(431)	(1,067)
Total Warner Bros. Discovery, Inc. stockholders’ equity	36,018	34,037
Noncontrolling interests	1,264	792
Total equity	37,282	34,829
Total liabilities and equity	$100,519	$104,560

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$996	$(10,842)
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	9,093	10,879
Depreciation and amortization	4,369	5,394
Deferred income taxes	(272)	(1,351)
Share-based compensation expense	540	419
Equity in losses of equity method investee companies and cash distributions	26	130
Gain on sale of investments	(4)	(204)
Gain on extinguishment of debt	(2,953)	(590)
Impairments and loss on dispositions	162	9,412
Other, net	(75)	55
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(200)	517
Film and television content rights, games, and production payables, net	(9,096)	(9,506)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(402)	(1,493)
Foreign currency, prepaid expenses and other assets, net	331	(160)
Cash provided by operating activities	2,515	2,660
Investing Activities
Purchases of property and equipment	(810)	(662)
Proceeds from sales of investments	54	324
Investments in and advances to equity investments	(97)	(104)
Other investing activities, net	92	87
Cash used in investing activities	(761)	(355)
Financing Activities
Principal repayments of debt, including premiums and discounts to par value	(21,663)	(4,550)
Borrowings from debt, net of discount and issuance costs	18,306	1,617
Distributions to noncontrolling interests and redeemable noncontrolling interests	(188)	(172)
Proceeds for noncontrolling interest in joint venture	633	—
Securitization receivables collected but not remitted	51	13
Borrowings under commercial paper program and revolving credit facility	3,551	14,203
Repayments under commercial paper program and revolving credit facility	(3,551)	(14,203)
Other financing activities, net	(262)	(57)
Cash used in financing activities	(3,123)	(3,149)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	251	15
Net change in cash, cash equivalents, and restricted cash	(1,118)	(829)
Cash, cash equivalents, and restricted cash, beginning of period	5,416	4,319
Cash, cash equivalents, and restricted cash, end of period	$4,298	$3,490

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2024	2,684	$27	$55,560	$(8,244)	$(12,239)	$(1,067)	$34,037	$792	$34,829
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(453)	—	(453)	8	(445)
Other comprehensive income	—	—	—	—	—	227	227	3	230
Share-based compensation	—	—	156	—	—	—	156	—	156
Tax settlements associated with share-based plans	—	—	(124)	—	—	—	(124)	—	(124)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(147)	(147)
Issuance of stock in connection with share-based plans	19	—	9	—	—	—	9	—	9
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	74	74
Formation of music catalog joint venture	—	—	(13)	—	—	—	(13)	582	569
March 31, 2025	2,703	$27	$55,585	$(8,244)	$(12,692)	$(840)	$33,836	$1,312	$35,148
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	1,580	—	1,580	7	1,587
Other comprehensive income	—	—	—	—	—	469	469	2	471
Share-based compensation	—	—	164	—	—	—	164	—	164
Tax settlements associated with share-based plans	—	—	(4)	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Issuance of stock in connection with share-based plans	2	—	4	—	—	—	4	—	4
Tax gain on formation of music catalog joint venture	—	—	—	—	—	—	—	(31)	(31)
June 30, 2025	2,705	$27	$55,749	$(8,244)	$(11,112)	$(371)	$36,049	$1,274	$37,323
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(148)	—	(148)	4	(144)
Other comprehensive loss	—	—	—	—	—	(60)	(60)	(2)	(62)
Share-based compensation	—	—	174	—	—	—	174	—	174
Tax settlements associated with share-based plans	—	—	(2)	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Issuance of stock in connection with share-based plans	3	—	5	—	—	—	5	—	5
Tax gain on formation of music catalog joint venture	—	—	—	—	—	—	—	(31)	(31)
Formation of a joint venture	—	—	—	—	—	—	—	32	32
September 30, 2025	2,708	$27	$55,926	$(8,244)	$(11,260)	$(431)	$36,018	$1,264	$37,282

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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Warner Bros. Discovery, Inc. (“Warner Bros. Discovery”, “WBD”, the “Company”, “we”, “us” or “our”) is a leading global media and entertainment company that creates and distributes a differentiated and comprehensive portfolio of content and products across television, film, streaming, interactive gaming, publishing, themed experiences, and consumer products through brands including: Discovery Channel, HBO Max, CNN, DC Studios, TNT Sports, HBO, Food Network, TLC, TBS, Warner Bros. Motion Picture Group, Warner Bros. Television Group, Warner Bros. Games, Adult Swim, Turner Classic Movies, and others.
In June 2025, the Company announced its plans to separate the Company, in a tax-free transaction, into two publicly traded companies (the “Separation”), Warner Bros. and Discovery Global. Warner Bros. will primarily consist of our Streaming and Studios reportable segments and include Warner Bros. Television, Warner Bros. Motion Picture Group, DC Studios, HBO, and HBO Max, as well as its film and television libraries. Discovery Global will primarily consist of our Global Linear Networks reportable segment and include premier entertainment, sports and news television brands around the world including CNN, TNT Sports in the U.S., and Discovery, free-to-air channels across Europe, and digital products such as Discovery+ and Bleacher Report. The Company remains on track to complete the Separation by mid-2026, subject to closing and other conditions, including final approval by the Warner Bros. Discovery Board (the “Board”), receipt of tax opinions with respect to the tax-free nature of the transaction for U.S. federal income tax purposes, and market conditions. There can be no assurance that the Separation will occur in accordance with the expected plans or anticipated timeline, or at all.
In October 2025, the Company announced that the Board will evaluate a broad range of strategic options, including continuing to advance the Separation, a transaction for the entire company or separate transactions for Warner Bros. and/or Discovery Global, as well as an alternative separation structure that would enable a merger of Warner Bros. and spin-off of Discovery Global. There is no deadline or definitive timetable set for completion of the strategic alternatives review process. There can be no assurance that this process will result in the Company pursuing a transaction or other outcome or that the Company will be able to execute any strategic alternative that is identified and pursued.
In the first quarter of 2025, the Company renamed its Direct-to-Consumer reportable segment to Streaming and its Networks reportable segment to Global Linear Networks. There have been no changes to the Company’s reportable segments or the composition of our reportable segments as a result of these announcements.
As of September 30, 2025, we classified our operations in three reportable segments:
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

WARNER BROS. DISCOVERY, INC.
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
Credit Losses
In July 2025, the FASB issued guidance which provides a practical expedient to simplify the estimation of expected credit losses by assuming that current conditions as of the balance sheet do not change for the remaining life of the asset. This guidance is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted, and the standard is to be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures.
Accounting for Internal-Use Software
In September 2025, the FASB issued guidance which amends the existing standard for internal-use software to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed, and the software will be used to perform the function intended. This guidance may be applied prospectively, retrospectively, or with a modified transition approach, and is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
Derivatives and Hedging and Revenue from Contracts with Customers
In September 2025, the FASB issued guidance that amends existing standards for derivatives and hedging (“Topic 815”) and revenue from contracts with customers (“Topic 606”). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. This guidance may be applied prospectively or with a modified retrospective approach, and is effective for all annual periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
NOTE 2. GOODWILL AND INTANGIBLE ASSETS
We perform fair value-based impairment tests of goodwill and intangible assets on an annual basis, and between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an intangible asset below its carrying value.
During the nine months ended September 30, 2025, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment. As of October 1, 2024, the date of the most recent quantitative impairment assessment, the estimated fair value of each reporting unit exceeded its carrying value.
The Company continues to monitor its reporting units for triggers that could impact the recoverability of goodwill. Long-term trends and risks the Company is monitoring in its ongoing assessment include, but are not limited to, the following:

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•the delta between market capitalization and book value, as well as volatility in the price of our common stock, including any impact from the announced Separation or review of strategic alternatives;
•uncertainty related to affiliate rights renewals associated with the Company’s Global Linear Networks and Streaming reporting units;
•declining levels of global GDP growth and continued softness in the U.S. linear advertising market associated with the Company’s Global Linear Networks reporting unit;
•increased competition for advertising expenditures associated with the Company’s Global Linear Networks and Streaming reporting units as a result of an increase in digital advertising inventory available in the marketplace;
•uncertainty surrounding the impacts related to the imposition of tariffs by the U.S. government and any retaliatory tariffs from foreign governments;
•content licensing trends and volatility related to the performance of theatrical film and game slates in the Company’s Studios reporting unit; and
•risks in executing the projected growth strategies of the Company’s Streaming reporting unit.
NOTE 3. RESTRUCTURING AND OTHER CHARGES
The Company periodically initiates restructuring programs, which may include, among other things, strategic content programming assessments, organizational restructuring, facility consolidation activities, and other contract termination costs. During 2025, the Company initiated restructuring plans related to the announced Separation. During 2024, the Company initiated two restructuring initiatives; an organizational and personnel restructuring plan and a restructuring initiative associated with its Warner Bros. Games group.
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Streaming	$1	$(16)	$20	$1
Studios	12	2	6	32
Global Linear Networks	16	5	57	58
Corporate and inter-segment eliminations	59	18	139	70
Total restructuring and other charges	$88	$9	$222	$161
During the three and nine months ended September 30, 2025 and 2024, restructuring and other charges were primarily related to organization restructuring costs and consulting fees.
Changes in restructuring liabilities recorded in accounts payable, accrued liabilities, and other noncurrent liabilities by major category and by reportable segment and corporate were as follows (in millions).

	Streaming	Studios	Global Linear Networks	Corporate	Total
December 31, 2024	$31	$95	$105	$58	$289
Contract termination accruals, net	—	—	—	1	1
Employee termination accruals, net	19	6	54	41	120
Other accruals and adjustments	1	—	3	97	101
Cash paid	(32)	(52)	(81)	(71)	(236)
September 30, 2025	$19	$49	$81	$126	$275

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended September 30, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,317	$2	$2,387	$(4)	$4,702
Advertising	235	—	1,186	(14)	1,407
Content	79	3,111	217	(758)	2,649
Other	2	208	93	(16)	287
Total	$2,633	$3,321	$3,883	$(792)	$9,045

	Three Months Ended September 30, 2024
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,320	$6	$2,598	$(4)	$4,920
Advertising	205	1	1,490	(14)	1,682
Content	107	2,463	833	(682)	2,721
Other	2	210	89	(1)	300
Total	$2,634	$2,680	$5,010	$(701)	$9,623

	Nine Months Ended September 30, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$7,056	$4	$7,422	$(9)	$14,473
Advertising	754	1	4,897	(49)	5,603
Content	269	8,841	884	(3,008)	6,986
Other	3	590	257	(76)	774
Total	$8,082	$9,436	$13,460	$(3,142)	$27,836

	Nine Months Ended September 30, 2024
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$6,707	$14	$8,070	$(7)	$14,784
Advertising	620	5	5,691	(56)	6,260
Content	329	7,323	1,396	(1,660)	7,388
Other	6	608	250	(2)	862
Total	$7,662	$7,950	$15,407	$(1,725)	$29,294

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	September 30, 2025	December 31, 2024
Contract liabilities	Deferred revenues	$1,649	$1,569
Contract liabilities	Other noncurrent liabilities	227	206
For the nine months ended September 30, 2025 and 2024, respectively, revenues of $1,205 million and $1,542 million were recognized that were included in deferred revenues as of December 31, 2024 and December 31, 2023, respectively. Contract assets were not material as of September 30, 2025 and December 31, 2024.
Remaining Performance Obligations
The following table presents a summary of revenue expected to be recognized from remaining performance obligations by contract type (in millions).

Contract Type	September 30, 2025	Duration
Distribution - fixed price or minimum guarantee	$1,916	Through 2030
Content licensing and sports sublicensing	5,089	Through 2032
Brand licensing	3,548	Through 2052
Advertising	943	Through 2032
Other	139	Through 2029
Total	$11,635
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
NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During the three months ended June 30, 2025, the Company amended its revolving receivables program to reduce the facility limit to $5,000 million and extend the program to June 2026. The outstanding portfolio of receivables derecognized from our consolidated balance sheet was $4,004 million as of September 30, 2025.
The Company recognized $29 million and $121 million for the three and nine months ended September 30, 2025, respectively, and $33 million and $121 million for the three and nine months ended September 30, 2024, respectively, in selling, general and administrative expenses in the consolidated statements of operations from the revolving receivables program (net of non-designated derivatives). (See Note 9.)
The following table presents a summary of receivables sold (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross receivables sold/cash proceeds received	$3,913	$3,528	$12,135	$11,024
Collections reinvested under revolving receivables program	(4,409)	(3,834)	(12,769)	(11,464)
Net cash proceeds remitted	$(496)	$(306)	$(634)	$(440)
Net receivables sold	$3,912	$3,524	$12,102	$10,967
Obligations recorded (Level 3)	$77	$31	$277	$270

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	September 30, 2025	December 31, 2024
Gross receivables pledged as collateral	$2,200	$2,402
Restricted cash pledged as collateral	$—	$100
Balance sheet classification:
Receivables, net	$1,812	$2,039
Prepaid expenses and other current assets	$—	$100
Other noncurrent assets	$388	$363
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangement were $102 million and $57 million for the nine months ended September 30, 2025 and 2024. The impact to the consolidated statements of operations was immaterial for the three and nine months ended September 30, 2025 and 2024. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.
NOTE 6. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized production costs are grouped based on their predominant monetization strategy: individually or as a group. Live programming includes licensed sports rights and related advances. The tables below present the components of content rights (in millions).

	September 30, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$3,433	$5,744	$9,177
Completed and not released	646	661	1,307
In production and other	1,917	2,208	4,125
Total production costs	$5,996	$8,613	$14,609
Licensed content, live programming, and advances, net			4,859
Game development costs, less amortization			291
Total film and television content rights and games			19,759
Less: Current content rights and prepaid license fees, net			(655)
Total noncurrent film and television content rights and games			$19,104

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$2,948	$5,678	$8,626
Completed and not released	794	767	1,561
In production and other	1,700	2,008	3,708
Total production costs	$5,442	$8,453	$13,895
Licensed content, live programming, and advances, net			5,744
Game development costs, less amortization			247
Total film and television content rights and games			19,886
Less: Current content rights and prepaid license fees, net			(784)
Total noncurrent film and television content rights and games			$19,102
Content amortization consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Predominantly monetized individually	$526	$1,624	$1,751	$3,300
Predominantly monetized as a group	1,680	1,363	7,243	7,256
Total content amortization	$2,206	$2,987	$8,994	$10,556
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments were $36 million and $99 million, respectively, for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, content impairments were $145 million and $323 million, respectively.
NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	September 30, 2025	December 31, 2024
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$243	$240
nC+	Other noncurrent assets	32%	147	128
TNT Sports	Other noncurrent assets	50%	87	92
Other	Other noncurrent assets		260	261
Total equity method investments			737	721

Investments with readily determinable fair values	Other noncurrent assets		—	41

Investments without readily determinable fair values	Other noncurrent assets(a)		349	353
Total investments			$1,086	$1,115
(a) Investments without readily determinable fair values included $17 million as of September 30, 2025 and December 31, 2024 that was recorded in prepaid expenses and other current assets.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of September 30, 2025, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $541 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $529 million and $550 million as of September 30, 2025 and December 31, 2024, respectively. VIE gains and losses are recorded in income (loss) from equity investees, net on the consolidated statements of operations, and were not material for the three and nine months ended September 30, 2025 and 2024.
In May 2024, the Company sold its 50% interest in All3Media, an equity method investment, for proceeds of $324 million and recorded a gain of $203 million in other (expense) income, net in the consolidated statements of operations.
Joint Venture
In January 2025, the Company contributed a 70% interest in its music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. The Company retained a controlling financial interest and consolidated the joint venture as a VIE. The Company has determined that it is the primary beneficiary of the joint venture as the Company has certain operational rights that significantly impact the economic performance of the business including exploitation of the catalog works and selection of the administrator. As the primary beneficiary, the Company includes the joint venture assets, liabilities and results of operations in the Company's consolidated financial statements. As of September 30, 2025, the carrying amounts of assets and liabilities of the consolidated VIE were not material. In addition to the initial equity ownership, Cutting Edge Group may receive up to an additional 10% economic interest in the venture based on the results of certain operational metrics.
NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Bridge loan with maturity of 15 months	7.16%	$16,000	$—
Senior notes with maturities of 5 years or less	3.92%	6,658	13,744
Senior notes with maturities between 5 and 10 years	4.37%	3,509	7,853
Senior notes with maturities greater than 10 years	5.17%	7,677	17,930
Total debt		33,844	39,527
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(323)	(22)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		33,521	39,505
Current portion of debt		(139)	(2,748)
Noncurrent portion of debt		$33,382	$36,757
During the three months ended September 30, 2025, the Company repaid $1,000 million of aggregate principal amount outstanding of its Bridge Loan Facility, repaid in full at maturity $97 million of aggregate principal amount outstanding of its senior notes due July 2025, completed open market repurchases for $59 million of aggregate principal amount outstanding of its senior notes, and purchased $2 million of aggregate principal amount outstanding of its senior notes to finalize the Tender Offers further described below.
During the three months ended June 30, 2025, the Company’s wholly-owned subsidiaries, Discovery Communications, LLC (“DCL”), Discovery Global Holdings, Inc. (“DGH”) (formerly known as WarnerMedia Holdings, Inc.), Warner Media, LLC (“WML”), and Historic TW Inc. (“TWI”), commenced cash tender offers to purchase (the “Tender Offers”) up to approximately $14.6 billion in aggregate purchase price of their outstanding notes and debentures. In conjunction with the Tender Offers, DCL, DGH and TWI also commenced solicitations of consents (the “Consent Solicitations”) from holders of substantially all of its outstanding notes and debentures to adopt certain proposed amendments to the indentures governing such notes and debentures, to, among other things, remove substantially all of the restrictive covenants and certain events of defaults under such indentures.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

To fund the Tender Offers and Consent Solicitations, as well as repay in full and terminate its $1,500 million 364-day senior unsecured term loan facility, the Company and DGH entered into a non-investment grade leveraged bridge loan facility (“Bridge Loan Facility”) with JPMorgan Chase Bank, N.A. The obligations under the Bridge Loan Facility are secured by a lien on substantially all of the personal property assets of the Company, DGH, and certain of its wholly owned domestic subsidiaries and are guaranteed by the Company and certain of its wholly-owned domestic subsidiaries. Borrowings under the Bridge Loan Facility will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus (i) until December 30, 2025, 3.00% per annum, (ii) from December 31, 2025 until March 30, 2026, 3.50% per annum and (iii) from March 31, 2026 until the termination date of the Bridge Loan Facility, 4.00%. Borrowings under the Bridge Loan Facility, net of any prepayments, will become payable in full on the earlier of (i) December 30, 2026 and (ii) the date of the completion of the Separation. In addition, the Company will pay JPMorgan Chase Bank, N.A. as the administrative agent a duration fee equal to the applicable percentage of the aggregate principal amount of the loan outstanding on the following dates: on December 31, 2025, a fee rate of 0.30%; on each of March 31, 2026 and June 30, 2026, a fee rate of 0.50%; and on each of September 30, 2026 and December 31, 2026, a fee rate of 0.75%. On June 30, 2025, DGH drew $17.0 billion of the available Bridge Loan Facility to finance the early settlement of the Tender Offers, Consent Solicitations, and the repayment in full and termination of its $1,500 million 364-day senior unsecured term loan facility, and the payment of fees and expenses therewith and for general corporate purposes. The Bridge Loan Facility is expected to be refinanced prior to the Separation or in connection with the pursuit of a strategic alternative. The Bridge Loan Facility contains customary representations and warranties, as well as affirmative and negative covenants. The Bridge Loan Facility does not contain any financial maintenance covenant.
The Company substantially completed the Tender Offers in June 2025 by purchasing senior notes and debentures in the aggregate principal amount of $17.7 billion validly tendered and accepted for purchase pursuant to the Tender Offers and recorded a gain on extinguishment of approximately $3.0 billion. The Company also paid $293 million for the Consent Solicitations. Additionally, the Company repaid in full at maturity $487 million of aggregate principal amount outstanding of its senior notes due June 2025.
During the three months ended March 31, 2025, the Company repaid in full at maturity $2,165 million of aggregate principal amount outstanding of its senior notes due March 2025, and redeemed in full $1,500 million aggregate principal amount outstanding of its senior notes due March 2026. The redemption was funded with the proceeds of borrowings pursuant to a $1,500 million 364-day senior unsecured term loan credit facility.
During the three months ended September 30, 2024, the Company repaid in full at maturity £400 million ($529 million equivalent at repayment) of aggregate principal amount outstanding of its senior notes due September 2024 and completed open market repurchases for $361 million of aggregate principal amount outstanding of its senior notes.
During the three months ended June 30, 2024, the Company commenced a tender offer to purchase for cash up to $2.61 billion in aggregate purchase price (excluding accrued and unpaid interest) of (i) DCL’s outstanding 3.900% Senior Notes due 2024, 4.000% Senior Notes due 2055, 4.650% Senior Notes due 2050, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043, 5.200% Senior Notes due 2047, and 5.300% Senior Notes due 2049, (ii) Scripps Networks Interactive, Inc.’s (“Scripps Networks”) outstanding 3.900% Senior Notes due 2024, (iii) the legacy WarnerMedia Business’s outstanding 4.650% Senior Notes due 2044, 4.850% Senior Notes due 2045, 4.900% Senior Notes due 2042, and 5.350% Senior Notes due 2043, and (iv) DGH’s outstanding 5.050% Senior Notes due 2042, which was funded using the aggregate net proceeds from debt financing transactions together with available cash on hand and other available sources of liquidity. The Company completed the tender offer in June 2024 by purchasing senior notes in the aggregate principal amount of $3,399 million validly tendered and accepted for purchase pursuant to the offer and recorded a gain on extinguishment of $542 million. The Company also repaid in full at maturity $48 million of aggregate principal amount outstanding of its senior notes due June 2024.
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
As of September 30, 2025, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks, DCL (to the extent it is not the primary obligor on such senior notes), and DGH (to the extent it is not the primary obligor on such senior notes), except for $192 million of senior notes related to the legacy WarnerMedia Business.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility and Commercial Paper Programs
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement, which was amended in June 2025 (the “Credit Agreement”). The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with aggregate commitments of $4.0 billion and includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. The obligations of the borrowers under the Credit Agreement are secured by the same collateral and have the benefit of the same guarantees as provided in respect of the Bridge Loan Facility, as described above. The Credit Agreement is available on a revolving basis until October 2029, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent, and provides for an early termination of the Credit Agreement upon completion of the Separation.
The Company’s commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $2.0 billion. In March 2025, the Company increased the issuance capacity under the commercial paper program from $1.0 billion to $2.0 billion. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of September 30, 2025 and December 31, 2024, the Company and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, and also requires maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 4.50 to 1.00. As of September 30, 2025, the Company was in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
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
There were no amounts eligible to be offset under master netting agreements as of September 30, 2025 and December 31, 2024. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the Company’s derivative financial instruments recorded on its consolidated balance sheets (in millions).

	September 30, 2025					December 31, 2024
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,046	$40	$63	$46	$32	$1,608	$47	$14	$25	$28
Net investment hedges: (a)
Cross-currency swaps	451	7	—	—	21	421	6	—	—	4
No hedging designation:
Foreign exchange	336	8	1	11	77	951	18	7	14	122
Cross-currency swaps	225	4	—	—	12	210	2	—	—	1
Interest rate swaps	2,500	1	—	2	—	—	—	—	—	—
Total return swaps	496	11	—	—	—	454	—	—	16	—
Total		$71	$64	$59	$142		$73	$21	$55	$155
(a) Excludes €781 million and €1,500 million of euro-denominated notes ($918 million and $1,558 million equivalent) at September 30, 2025 and December 31, 2024, respectively, designated as a net investment hedge.

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
The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive loss (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(22)	$15	$20	$46
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(12)	9	(13)	12
Foreign exchange - advertising revenue	—	1	—	1
Foreign exchange - costs of revenues	3	(1)	4	6
Interest rate - interest expense, net	—	(2)	(2)	(4)
Interest rate - loss (gain) on extinguishment of debt, net	—	—	(1)	(4)
Interest rate - other (expense) income, net	—	—	14	5
If current fair values of designated cash flow hedges as of September 30, 2025 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 30 years.
Net Investment Hedges
The Company is exposed to foreign currency risk associated with the net assets of non-USD functional entities and uses fixed-to-fixed cross currency swaps to mitigate this risk.
The following table presents the pre-tax impact of derivatives and other instruments designated as net investment hedges on other comprehensive loss (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2025	2024		2025	2024
Cross currency swaps	$(8)	$23	Interest expense, net	$2	$6
Euro-denominated notes (foreign denominated debt)	(1)	(71)	N/A	—	—
Sterling notes (foreign denominated debt)	—	(9)	N/A	—	—
Total	$(9)	$(57)		$2	$6

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2025	2024		2025	2024
Cross currency swaps	$(20)	$62	Interest expense, net	$8	$18
Euro-denominated notes (foreign denominated debt)	(209)	(50)	N/A	—	—
Sterling notes (foreign denominated debt)	—	(5)	N/A	—	—
Total	$(229)	$7		$8	$18
Derivatives Not Designated for Hedge Accounting
The Company has deferred compensation plans that have risk related to the fair value gains and losses on these investments and uses total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
The Company is also exposed to the risk of secured overnight financing rate changes in connection with securitization interest paid on the receivables securitization program. To mitigate this risk, the Company entered into $2.5 billion notional of non-designated interest rate swaps in the first half of 2025. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.
In June 2025, the Company unwound foreign exchange forward contracts with a notional value of €450 million associated with the Company’s euro-denominated debt that was partially repaid in association with the Tender Offers. The Company also entered into and subsequently unwound and settled foreign exchange forward contracts with a notional value of €450 million to hedge the tender payment for the Company’s euro-denominated debt and recorded a gain of $9 million to other (expense) income, net.
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$2	$(29)	$—	$(1)
Total return swaps	24	21	44	41
Total in selling, general and administrative expense	26	(8)	44	40

Interest rate swaps	—	—	—	(3)
Cross-currency swaps	(3)	—	(10)	—
Foreign exchange derivatives	—	(6)	34	(31)
Total in other (expense) income, net	(3)	(6)	24	(34)
Total	$23	$(14)	$68	$6
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		September 30, 2025
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$312	$—	$312
Equity securities:
Money market fund	Cash and cash equivalents	56	—	—	56
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	5	—	5
Mutual funds	Other noncurrent assets	207	—	—	207
Company-owned life insurance contracts	Other noncurrent assets	—	101	—	101
Total		$277	$418	$—	$695
Liabilities
Deferred compensation plan	Accrued liabilities	$69	$—	$—	$69
Deferred compensation plan	Other noncurrent liabilities	678	—	—	678
Total		$747	$—	$—	$747

		December 31, 2024
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$95	$—	$95
Equity securities:
Money market funds	Cash and cash equivalents	46	—	—	46
Mutual funds	Prepaid expenses and other current assets	16	—	—	16
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	216	—	—	216
Company-owned life insurance contracts	Other noncurrent assets	—	102	—	102
Total		$278	$198	$—	$476
Liabilities
Deferred compensation plan	Accrued liabilities	$62	$—	$—	$62
Deferred compensation plan	Other noncurrent liabilities	650	—	—	650
Total		$712	$—	$—	$712
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, senior notes, and a bridge loan. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of September 30, 2025 and December 31, 2024. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $15.8 billion and $34.9 billion as of September 30, 2025 and December 31, 2024, respectively.
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

	Nine Months Ended September 30, 2025
	Awards	Weighted-Average Grant Price
Awards granted:
PRSUs	4.7	$11.04
RSUs	42.3	$10.93
Stock options	25.2	$10.31
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of September 30, 2025 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$85	1.0
RSUs	545	1.4
Stock options	161	2.6
Total unrecognized compensation cost	$791
NOTE 12. INCOME TAXES
Income tax (expense) benefit was $(170) million and $319 million for the three months ended September 30, 2025 and 2024, respectively, and $(1,051) million and $190 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily attributable to higher pre-tax book income, including a $3.0 billion gain recognized in connection with the Tender Offers in 2025 (See Note 8) and the absence of a non-cash goodwill impairment charge of $9.1 billion recorded in 2024, the majority of which was not deductible for tax purposes. The increase in tax expense was further impacted by the effect of foreign operations, including a net tax expense related to prior year tax positions finalized in tax returns filed during the three months ended September 30, 2025.
Income tax expense for the three and nine months ended September 30, 2025, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in unrecognized tax benefits, and state and local income taxes.
As of September 30, 2025 and December 31, 2024, the Company’s reserves for unrecognized tax benefits totaled $2,536 million and $2,371 million, respectively.
As of September 30, 2025 and December 31, 2024, the Company had accrued $865 million and $732 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of September 30, 2025, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, introducing a broad range of tax reform provisions. The impact of the OBBBA primarily affected the Company’s deferred tax liabilities and has been reflected in the Company’s financial statements for the period ended September 30, 2025. The Company continues to monitor regulatory guidance related to the implementation of the OBBBA and will update its tax positions as necessary in future periods.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency (losses) gains, net	$(66)	$(15)	$22	$(206)
(Losses) gains on derivative instruments, net	(3)	(6)	38	(29)
Change in the value of investments with readily determinable fair value	4	(5)	8	(7)
Gain on sale of equity method investments	—	—	—	203
Change in fair value of equity investments without readily determinable fair value	—	—	(4)	(27)
Interest income	47	49	170	172
Indemnification receivable accrual	(2)	4	(45)	100
Other (expense) income, net	(10)	3	2	(18)
Total other (expense) income, net	$(30)	$30	$191	$188
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
Non-cash investing and financing activities:
Assets acquired under finance lease and other arrangements	$445	$384
Settlement of PRSU awards	$91	$50
Cash, Cash Equivalents, and Restricted Cash

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$4,294	$5,312
Restricted cash - recorded in prepaid expenses and other current assets (1)	4	104
Total cash, cash equivalents, and restricted cash	$4,298	$5,416

(1) Restricted cash at December 31, 2024 primarily includes cash posted as collateral related to the Company’s revolving receivables program. (See Note 5.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings Per Share
The table below presents a reconciliation of net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(143)	$141	$996	$(10,842)
Less:
Net income attributable to noncontrolling interests	(4)	(3)	(19)	(20)
Net (income) loss attributable to redeemable noncontrolling interests	(1)	(3)	2	45
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	—	—	—	(4)
Net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$(148)	$135	$979	$(10,821)

Denominator — weighted average:
Common shares outstanding — basic	2,479	2,453	2,473	2,449
Dilutive effect of share-based awards	—	17	37	—
Common shares outstanding — diluted	2,479	2,470	2,510	2,449

Basic net income (loss) per share allocated to common stockholders	$(0.06)	$0.06	$0.40	$(4.42)
Diluted net income (loss) per share allocated to common stockholders	$(0.06)	$0.05	$0.39	$(4.42)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive share-based awards	95	57	47	73
Supplier Finance Programs
As of September 30, 2025 and December 31, 2024, the Company has confirmed $225 million and $307 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Collaborative Arrangements
The arrangement among TNT Sports, CBS Broadcasting, Inc. (“CBS”), and the National Collegiate Athletic Association (the “NCAA”) provides TNT Sports and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, certain advertising revenues and sponsorship revenues related to the NCAA Tournament, and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds the shared advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to a specified annual cap. The amount recorded pursuant to the loss cap was $74 million during the nine months ended September 30, 2025 and was not material for the nine months ended September 30, 2024. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.
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
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended September 30, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(333)	$36	$(74)	$(371)
Other comprehensive loss before reclassifications	(52)	(18)	—	(70)
Reclassifications from accumulated other comprehensive loss to net income	3	7	—	10
Other comprehensive loss	(49)	(11)	—	(60)
Ending balance	$(382)	$25	$(74)	$(431)

	Three Months Ended September 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(866)	$36	$(60)	$(890)
Other comprehensive income before reclassifications	482	15	—	497
Reclassifications from accumulated other comprehensive loss to net income	—	(8)	—	(8)
Other comprehensive income	482	7	—	489
Ending balance	$(384)	$43	$(60)	$(401)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,008)	$15	$(74)	$(1,067)
Other comprehensive income before reclassifications	623	11	—	634
Reclassifications from accumulated other comprehensive loss to net income	3	(1)	—	2
Other comprehensive income	626	10	—	636
Ending balance	$(382)	$25	$(74)	$(431)

	Nine Months Ended September 30, 2024
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(699)	$18	$(60)	$(741)
Other comprehensive income before reclassifications	315	40	—	355
Reclassifications from accumulated other comprehensive loss to net income	—	(15)	—	(15)
Other comprehensive income	315	25	—	340
Ending balance	$(384)	$43	$(60)	$(401)
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related party transactions include revenues and expenses for content and services provided to or acquired from equity method investees, entities that share common directorship, or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues and service charges (a)	$194	$237	$569	$1,129
Expenses	$39	$58	$191	$218
Distributions to noncontrolling interests and redeemable noncontrolling interests	$14	$11	$188	$172
(a) The decrease in revenue and service charges in 2025 is primarily attributable to transactions with certain entities that are no longer considered related parties, as such entities and the Company ceased to share common directorship in 2025.
The table below presents receivables due from and payables due to related parties (in millions).

	September 30, 2025	December 31, 2024
Receivables	$142	$254
Payables	$14	$13
NOTE 15. COMMITMENTS AND CONTINGENCIES
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named Warner Bros. Discovery, Inc. (“WBD”), Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025. As of September 24, 2025, the motion has been fully briefed and is pending before the court.
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
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Streaming	$2,633	$2,634	$8,082	$7,662
Studios	3,321	2,680	9,436	7,950
Global Linear Networks	3,883	5,010	13,460	15,407
Corporate	1	4	2	6
Inter-segment eliminations	(793)	(705)	(3,144)	(1,731)
Total revenues	$9,045	$9,623	$27,836	$29,294
Reconciliation of Revenues to Segment Adjusted EBITDA

	Three months ended September 30, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$2,633	$3,321	$3,883

Less:
Content expense (a)	1,497	1,843	1,055
Personnel expense (b)	175	240	479
Marketing expense	210	331	128
Other segment expenses (c)	406	212	519
Segment Adjusted EBITDA	$345	$695	$1,702

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended September 30, 2024
	Streaming	Studios	Global Linear Networks
Revenues	$2,634	$2,680	$5,010

Less:
Content expense (a)	1,470	1,675	1,679
Personnel expense (b)	194	229	524
Marketing expense	263	309	125
Other segment expenses (c)	418	159	567
Segment Adjusted EBITDA	$289	$308	$2,115

	Nine months ended September 30, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$8,082	$9,436	$13,460

Less:
Content expense (a)	4,601	5,317	4,992
Personnel expense (b)	552	702	1,480
Marketing expense	724	946	347
Other segment expenses (c)	1,228	654	1,634
Segment Adjusted EBITDA	$977	$1,817	$5,007

	Nine months ended September 30, 2024
	Streaming	Studios	Global Linear Networks
Revenues	$7,662	$7,950	$15,407

Less:
Content expense (a)	4,736	5,157	5,487
Personnel expense (b)	587	700	1,638
Marketing expense	905	866	328
Other segment expenses (c)	1,166	525	1,722
Segment Adjusted EBITDA	$268	$702	$6,232
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of segment adjusted EBITDA to loss before income taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Streaming	$345	$289	$977	$268
Studios	695	308	1,817	702
Global Linear Networks	1,702	2,115	5,007	6,232
Segment Adjusted EBITDA	2,742	2,712	7,801	7,202
Depreciation and amortization	1,375	1,762	4,369	5,394
Employee share-based compensation	240	157	533	412
Restructuring and other charges	88	9	222	161
Transaction and integration costs	11	33	108	165
Facility consolidation costs	1	2	10	9
Impairment and amortization of fair value step-up for content	79	156	707	913
Amortization of capitalized interest for content	19	8	28	38
Impairments and loss on dispositions	46	5	162	9,412
Corporate	258	296	807	927
Inter-segment eliminations	14	3	466	(35)
Other expense (income), net	30	(30)	(191)	(188)
(Income) loss from equity investees, net	(17)	18	(15)	89
Loss (gain) on extinguishment of debt	1	(23)	(2,953)	(590)
Interest expense, net	570	494	1,501	1,527
Income (loss) before income taxes	$27	$(178)	$2,047	$(11,032)
NOTE 17. SUBSEQUENT EVENTS
In October 2025, the Company repaid $200 million of aggregate principal amount outstanding of its Bridge Loan Facility and borrowed $210 million under its commercial paper program, which is expected to be repaid within the current quarter.
Additionally, the Company entered into a 16 year operating lease agreement for the Ranch Lot in Burbank and recorded an operating lease right-of-use asset and liability of $637 million and $666 million, respectively. Total future lease payments related to this lease agreement will be $1.1 billion.

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
BUSINESS OVERVIEW
Warner Bros. Discovery is a leading global media and entertainment company that creates and distributes a differentiated and comprehensive portfolio of content and products across television, film, streaming, interactive gaming, publishing, themed experiences, and consumer products through brands including: Discovery Channel, HBO Max, CNN, DC Studios, TNT Sports, HBO, Food Network, TLC, TBS, Warner Bros. Motion Picture Group, Warner Bros. Television Group, Warner Bros. Games, Adult Swim, Turner Classic Movies, and others.
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
In June 2025, the Company announced its plans to separate the Company, in a tax-free transaction, into two publicly traded companies (the “Separation”), Warner Bros. and Discovery Global. Warner Bros. will primarily consist of our Streaming and Studios reportable segments and include Warner Bros. Television, Warner Bros. Motion Picture Group, DC Studios, HBO, and HBO Max, as well as its film and television libraries. Discovery Global will primarily consist of our Global Linear Networks reportable segment and include premier entertainment, sports and news television brands around the world including CNN, TNT Sports in the U.S., and Discovery, free-to-air channels across Europe, and digital products such as Discovery+ and Bleacher Report. The Company remains on track to complete the Separation by mid-2026, subject to closing and other conditions, including final approval by the Board, receipt of tax opinions with respect to the tax-free nature of the transaction for U.S. federal income tax purposes, and market conditions. There can be no assurance that the Separation will occur in accordance with the expected plans or anticipated timeline, or at all.
In October 2025, the Company announced that the Board will evaluate a broad range of strategic options, including continuing to advance the Separation, a transaction for the entire company or separate transactions for Warner Bros. and/or Discovery Global, as well as an alternative separation structure that would enable a merger of Warner Bros. and spin-off of Discovery Global. There is no deadline or definitive timetable set for completion of the strategic alternatives review process. There can be no assurance that this process will result in the Company pursuing a transaction or other outcome or that the Company will be able to execute any strategic alternative that is identified and pursued.
In the first quarter of 2025, the Company renamed its Direct-to-Consumer reportable segment to Streaming and its Networks reportable segment to Global Linear Networks. There have been no changes to the Company’s reportable segments or the composition of our reportable segments as a result of these announcements. We have included supplemental Streaming & Studios and Global Linear Networks division information and supplemental consolidating data within Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.
As of September 30, 2025, we classified our operations in three reportable segments:
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

INDUSTRY TRENDS
Headwinds in the industry, such as continued pressures on linear distribution and declines in linear subscribers and continued softness in the U.S. linear advertising market, have had, and are expected to continue to have, a material impact on the operations and results of the Company, including a negative impact on the results of operations attributed to declines in linear advertising revenue. The increase of digital advertising inventory available in the marketplace has also resulted in, and is expected to continue to result in, increased competition for advertising expenditures for both traditional linear networks and ad-supported tiers in streaming services. In addition, the imposition of tariffs by the U.S. government and any retaliatory tariffs from foreign governments, including tariffs directly or indirectly applicable to our industry, may negatively impact our operations and results, including by leading to higher productions costs or decreased spending by advertisers whose expenditures are sensitive to such actions or to general economic conditions. We continue to closely monitor the ongoing impact of industry trends to our business; however, the full effects on our operations and results will depend on future developments, which are highly uncertain and cannot be predicted.

RESULTS OF OPERATIONS
Foreign Exchange Impacting Comparability
The impact of exchange rates on our business is an important factor in understanding period-to-period comparisons of our results. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. We believe the presentation of results on a constant currency basis (“ex-FX”), in addition to results reported in accordance with U.S. GAAP provides useful information about our operating performance because the presentation ex-FX excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of results on a constant currency basis should be considered in addition to, but not a substitute for, measures of financial performance reported in accordance with U.S. GAAP.
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
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,702	$4,920	(4)%	(4)%	$14,473	$14,784	(2)%	(2)%
Advertising	1,407	1,682	(16)%	(17)%	5,603	6,260	(10)%	(11)%
Content	2,649	2,721	(3)%	(3)%	6,986	7,388	(5)%	(5)%
Other	287	300	(4)%	(7)%	774	862	(10)%	(12)%
Total revenues	9,045	9,623	(6)%	(6)%	27,836	29,294	(5)%	(5)%
Costs of revenues, excluding depreciation and amortization	4,564	5,181	(12)%	(12)%	15,662	17,443	(10)%	(10)%
Selling, general and administrative	2,361	2,385	(1)%	(2)%	7,032	7,078	(1)%	(1)%
Depreciation and amortization	1,375	1,762	(22)%	(22)%	4,369	5,394	(19)%	(19)%
Restructuring and other charges	88	9	NM	NM	222	161	38%	38%
Impairments and loss on dispositions	46	5	NM	NM	162	9,412	(98)%	(98)%
Total costs and expenses	8,434	9,342	(10)%	(10)%	27,447	39,488	(30)%	(31)%
Operating income (loss)	611	281	NM	NM	389	(10,194)	NM	NM
Interest expense, net	(570)	(494)			(1,501)	(1,527)
(Loss) gain on extinguishment of debt, net	(1)	23			2,953	590
Income (loss) from equity investees, net	17	(18)			15	(89)
Other (expense) income, net	(30)	30			191	188
Income (loss) before income taxes	27	(178)			2,047	(11,032)
Income tax (expense) benefit	(170)	319			(1,051)	190
Net (loss) income	(143)	141			996	(10,842)
Net income attributable to noncontrolling interests	(4)	(3)			(19)	(20)
Net (income) loss attributable to redeemable noncontrolling interests	(1)	(3)			2	45
Net (loss) income available to Warner Bros. Discovery, Inc.	$(148)	$135			$979	$(10,817)
NM - Not meaningful

Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.
Revenues
Distribution revenue decreased 4% and 2% for the three and nine months ended September 30, 2025, respectively, primarily attributable to a 9% decline in domestic linear subscribers for the three and nine months ended September 30, 2025, and the first full quarter impact of the previously disclosed domestic wholesale streaming deal renewal, partially offset by a 16% increase in Streaming subscribers for the three and nine months ended September 30, 2025 as a result of continued global expansion of HBO Max, including new distribution deals, and a 2% increase in domestic affiliate rates for both periods.
Advertising revenue decreased 17% and 11% for the three and nine months ended September 30, 2025, respectively, primarily attributable to audience declines in domestic networks of 26% and 25% for the three and nine months ended September 30, 2025, respectively, and domestic pricing pressures within our Streaming segment, partially offset by an increase in ad-lite subscribers.
Content revenue decreased 3% and 5% for the three and nine months ended September 30, 2025, respectively. The decrease for the three months ended September 30, 2025 was primarily attributable to the sublicensing of Olympic sports rights in Europe, which had a favorable impact of $578 million on content revenue in 2024, and a decrease in television product revenue due to lower initial telecast revenue from fewer deliveries, partially offset by an increase in theatrical product revenue as a result of higher film rental revenue, primarily due to the strong performance of Superman, Conjuring: Last Rites, and Weapons, which were released in the third quarter of 2025, and carryover from F1, which was released in the second quarter of 2025.
The decrease for the nine months ended September 30, 2025 was primarily attributable to the sublicensing of Olympic sports rights in Europe, which had a favorable impact of $578 million on content revenue in 2024, a decrease in games revenue due to lower carryover and fewer releases in 2025, and a decrease in television product revenue due to lower initial telecast revenue from fewer deliveries, partially offset by an increase in theatrical product revenue. The increase in theatrical product revenue was primarily attributable to higher film rental revenue, due to the strong current year performance of A Minecraft Movie, Superman, F1, Conjuring: Last Rites, Sinners, Final Destination Bloodlines, and Weapons.
Other revenue decreased 7% and 12% for the three and nine months ended September 30, 2025, respectively.
Costs of Revenues
Costs of revenues decreased 12% and 10% for the three and nine months ended September 30, 2025, respectively, primarily attributable to the broadcast of the Olympics in 2024, which had unfavorable impacts to costs of revenues of $663 million and $665 million for the three and nine months ended September 30, 2024, respectively, lower games content expense due to impairments of $122 million and $335 million for the three and nine months ended September 30, 2024, respectively, and lower content expense related to the amortization of purchase accounting fair value step-up for content, partially offset by higher theatrical content expense primarily due to higher film costs commensurate with higher theatrical product revenue, higher domestic sports costs, and higher international content costs to support HBO Max launches.
Selling, General and Administrative
Selling, general and administrative expenses were decreased 2% and 1% for the three and nine months ended September 30, 2025, respectively, primarily attributable to lower marketing expenses and lower overhead expenses, partially offset by higher personnel costs.
Depreciation and Amortization
Depreciation and amortization decreased 22% and 19% for the three and nine months ended September 30, 2025, respectively, primarily attributable to intangible assets acquired in connection with the acquisition of the WarnerMedia business (the “WarnerMedia Business”) from AT&T Inc. that are being amortized using the sum of the months’ digits method and the end of the useful life for certain intangible assets, partially offset by the shortening of the useful lives of certain intangible assets.
Restructuring and other charges
Restructuring and other charges were $88 million and $222 million for the three and nine months ended September 30, 2025, respectively. Restructuring and other charges primarily includes organization restructuring costs and consulting fees. (See Note 3 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions were $46 million and $162 million for the three and nine months ended September 30, 2025, respectively, primarily attributable to a $87 million ROU asset impairment charge related to the Hudson Yards, New York office lease in the first quarter of 2025. (See Note 13 to the accompanying consolidated financial statements.)

Interest Expense, net
Interest expense, net increased $76 million and decreased $26 million for the three and nine months ended September 30, 2025, respectively. The increase for the three months ended September 30, 2025 was primarily attributable to higher interest costs associated with the Bridge Loan Facility. The decrease for the nine months ended September 30, 2025 was primarily attributable to lower debt during the period, partially offset by higher interest costs associated with the Bridge Loan Facility. (See Note 8 and Note 9 to the accompanying consolidated financial statements.)
(Loss) gain on extinguishment of debt, net
During the three months ended June 30, 2025, the Company commenced and completed the Tender Offers by purchasing senior notes and debentures in the aggregate principal amount of $17.7 billion and recorded a gain on extinguishment of debt of approximately $3.0 billion. (See Note 8 to the accompanying consolidated financial statements.)
Income (Loss) From Equity Investees, net
Income (loss) from our equity method investees was $17 million and $15 million for the three and nine months ended September 30, 2025, respectively. The changes are attributable to our share of net earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)
Other (Expense) Income, net
Other (expense) income, net was $(30) million and $191 million for the three and nine months ended September 30, 2025, respectively. (See Note 13 to the accompanying consolidated financial statements.)
Income Tax (Expense) Benefit
Income tax (expense) benefit was $(170) million and $319 million for the three months ended September 30, 2025 and 2024, respectively and $(1,051) million and $190 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in income tax expense for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily attributable to higher pre-tax book income, including a $3.0 billion gain recognized in connection with the Tender Offers in 2025 (See Note 8) and the absence of a non-cash goodwill impairment charge of $9.1 billion recorded in 2024, the majority of which was not deductible for tax purposes. The increase in tax expense was further impacted by the effect of foreign operations, including a net tax expense related to prior year tax positions finalized in tax returns filed during the three months ended September 30, 2025.
Income tax expense for the three and nine months ended September 30, 2025, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations, changes in unrecognized tax benefits, and state and local income taxes.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of September 30, 2025, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability. (See Note 12 to accompanying consolidated financial statements.)
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
The table below presents our Adjusted EBITDA for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Streaming	$345	$289	19%	$977	$268	NM
Studios	$695	$308	NM	$1,817	$702	NM
Global Linear Networks	$1,702	$2,115	(20)%	$5,007	$6,232	(20)%
Corporate	$(258)	$(296)	13%	$(807)	$(927)	13%
Inter-segment eliminations	$(14)	$(3)	NM	$(466)	$35	NM
Supplemental Streaming & Studios and Global Linear Networks Division Information
The following tables present, for our Streaming & Studios and Global Linear Networks divisions, supplemental information about revenues and Adjusted EBITDA (in millions).
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Streaming	$2,633	$2,634	—%	—%	$8,082	$7,662	5%	6%
Studios	3,321	2,680	24%	23%	9,436	7,950	19%	19%
Streaming & Studios eliminations	(675)	(424)	(59)%	(59)%	(2,698)	(1,158)	NM	NM
Streaming & Studios	5,279	4,890	8%	7%	14,820	14,454	3%	2%
Global Linear Networks	3,883	5,010	(22)%	(23)%	13,460	15,407	(13)%	(13)%
Corporate	1	4	(75)%	(75)%	2	6	(67)%	(67)%
Other inter-segment eliminations	(118)	(281)	58%	58%	(446)	(573)	22%	22%
Total revenues	$9,045	$9,623	(6)%	(6)%	$27,836	$29,294	(5)%	(5)%
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Streaming	$345	$289	19%	24%	$977	$268	NM	NM
Studios	695	308	NM	NM	1,817	702	NM	NM
Streaming & Studios eliminations	(32)	42	NM	NM	(456)	64	NM	NM
Streaming & Studios	1,008	639	58%	59%	2,338	1,034	NM	NM
Global Linear Networks	1,702	2,115	(20)%	(20)%	5,007	6,232	(20)%	(19)%
Corporate	(258)	(296)	13%	14%	(807)	(927)	13%	14%
Other inter-segment eliminations	18	(45)	NM	NM	(10)	(29)	(66)%	(66)%
Adjusted EBITDA	$2,470	$2,413	2%	2%	$6,528	$6,310	3%	5%

Streaming Segment
The following table presents, for our Streaming segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,317	$2,320	—%	—%	$7,056	$6,707	5%	5%
Advertising	235	205	15%	14%	754	620	22%	21%
Content	79	107	(26)%	(27)%	269	329	(18)%	(19)%
Other	2	2	—%	—%	3	6	(50)%	(50)%
Total revenues	2,633	2,634	—%	—%	8,082	7,662	5%	6%
Costs of revenues, excluding depreciation and amortization	1,789	1,776	1%	—%	5,526	5,699	(3)%	(4)%
Selling, general and administrative	499	569	(12)%	(13)%	1,579	1,695	(7)%	(7)%
Adjusted EBITDA - Streaming segment	345	289	19%	24%	977	268	NM	NM
Depreciation and amortization	347	450			1,074	1,425
Restructuring and other charges	1	(16)			20	1
Transaction and integration costs	—	(1)			—	(1)
Facility consolidation costs	—	—			—	5
Impairment and amortization of fair value step-up for content	41	57			127	230
Impairments and loss on dispositions	—	1			14	17
Operating loss	$(44)	$(202)			$(258)	$(1,409)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.

Revenues
Subscriber information consisted of the following (in millions).

	September 30, 2025	September 30, 2024	% Change
Total Domestic subscribers[1]	58.0	52.6	10%
Total International subscribers[1]	70.0	57.9	21%
Total Streaming subscribers[1]	128.0	110.5	16%
Distribution revenue was flat and increased 5% for the three and nine months ended September 30, 2025, respectively, primarily attributable to a 16% increase year-over-year in subscribers as a result of continued growth and global expansion of HBO Max, including new distribution deals, partially offset by the first full quarter impact of the previously disclosed domestic wholesale deal renewal. Additionally, the three months ended September 30, 2025 was negatively impacted by an offset to international revenue associated with a legal ruling that may require adjustments to prior customer billings.
Advertising revenue increased 14% and 21% for the three and nine months ended September 30, 2025, respectively, primarily attributable to an increase in ad-lite subscribers, partially offset by domestic pricing pressures.
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
The current “independently-branded, regional product” referred to in (iv) above consist of TVN/Player.
Subscribers to multiple WBD Streaming products (listed above) are counted as a paid subscriber for each individual WBD streaming product subscription.
We may refer to the aggregate number of Core Streaming Subscriptions as “subscribers”.
The reported number of “subscribers” included herein and the definition of “Streaming Subscription” as used herein excludes:
i.individuals who subscribe to Streaming products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-brand, regional products (currently consisting of TVN/Player), that may be offered by us or by certain joint venture partners or affiliated parties from time to time;
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
Domestic subscriber - We define a Domestic subscriber as a subscription based either in the United States of America or Canada.
International subscriber - We define an International subscriber as a subscription based outside of the United States of America or Canada.

Global ARPU consisted of the following.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change (ex-FX)	2025	2024	% Change (ex-FX)
Domestic ARPU	$10.40	$11.99	(13)%	$10.91	$11.93	(9)%
International ARPU	$3.70	$4.05	(10)%	$3.73	$3.89	(4)%
Global ARPU[2]	$6.64	$7.84	(16)%	$6.96	$7.89	(12)%
Global ARPU decreased 16% and 12% for the three and nine months ended September 30, 2025, respectively, primarily attributable to growth in lower ARPU international markets and the negative impact of an offset to international revenue associated with a legal ruling that may require adjustments to prior customer billings. Additionally, global ARPU was negatively impacted by a 13% and 9% decrease in domestic ARPU for the three and nine months ended September 30, 2025, respectively, primarily attributable to the first full quarter impact of the previously disclosed domestic wholesale deal renewal.
Content revenue decreased 27% and 19% for the three and nine months ended September 30, 2025, respectively, attributable to lower third-party licensing as a result of launching HBO Max in new international markets.
Costs of Revenues
Costs of revenues was flat and decreased 4% for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2025, higher international content costs to support HBO Max launches were offset by the broadcast of the Olympics in Europe in 2024. The decrease for the nine months ended September 30, 2025 was primarily attributable to lower content costs due to the timing of programming releases and lower domestic sports costs, partially offset by higher international content costs to support HBO Max launches.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 13% and 7% for the three and nine months ended September 30, 2025, respectively, primarily attributable to lower marketing costs.
Adjusted EBITDA
Adjusted EBITDA increased $56 million and $709 million for the three and nine months ended September 30, 2025, respectively.
2ARPU: The Company defines Streaming Average Revenue Per User (“ARPU”) as total subscription revenue plus net advertising revenue for the period divided by the daily average number of paying subscribers for the period. Where daily values are not available, the sum of beginning of period and end of period divided by two is used.
Excluded from the ARPU calculation are: (i) Revenue and subscribers for streaming products, other than discovery+, HBO, HBO Max, Max, a Premium Sports Product, and independently-branded, regional products (currently consisting of TVN/Player), that may be offered by us or by certain joint venture partners or affiliated parties from time to time; (ii) A limited amount of international discovery+ revenue and subscribers that are part of non-strategic partnerships or short-term arrangements as may be identified by the Company from time to time; (iii) Cinemax, Max/HBO hotel and bulk institution (i.e., subscribers billed on a bulk basis), and international basic HBO revenue and subscribers; and (iv) Users on free trials who convert to a subscription for which we have recognized subscription revenue within the first seven days of the calendar month immediately following the month in which their free trial expires.

Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$2	$6	(67)%	(67)%	$4	$14	(71)%	(71)%
Advertising	—	1	NM	NM	1	5	(80)%	(80)%
Content	3,111	2,463	26%	26%	8,841	7,323	21%	21%
Other	208	210	(1)%	(4)%	590	608	(3)%	(5)%
Total revenues	3,321	2,680	24%	23%	9,436	7,950	19%	19%
Costs of revenues, excluding depreciation and amortization	1,897	1,736	9%	9%	5,525	5,356	3%	3%
Selling, general and administrative	729	636	15%	14%	2,094	1,892	11%	10%
Adjusted EBITDA - Studios segment	695	308	NM	NM	1,817	702	NM	NM
Depreciation and amortization	170	171			509	531
Employee share-based compensation	—	—			—	(1)
Restructuring and other charges	12	2			6	32
Transaction and integration costs	—	—			—	2
Facility consolidation costs	—	1			—	2
Impairment and amortization of fair value step-up for content	33	34			94	45
Amortization of capitalized interest for content	19	8			28	38
Impairments and gain on dispositions	—	(5)			(1)	(6)
Operating income	$461	$97			$1,181	$59
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented less than 3% of total revenues and operating expenses for this segment for the three and nine months ended September 30, 2025. Intra-segment revenue and expense are eliminated at the Studios segment level.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.
Revenues
Content revenue increased 26% for the three months ended September 30, 2025, primarily attributable to a 74% increase in theatrical product revenue, partially offset by a 13% decrease in television product revenue and a 23% decrease in games revenue.
•The increase in theatrical product revenue was primarily due to higher film rental revenue and higher content licensing. The increase in film rental revenue was primarily due to the strong performance of Superman, Conjuring: Last Rites, and Weapons, which were released in the third quarter of 2025, and carryover from F1, which was released in the second quarter of 2025.
•The decrease in television product revenue was primarily attributable to lower initial telecast revenue due to fewer deliveries.
•The decrease in games revenue was attributable to lower carryover.
Content revenue increased 21% for the nine months ended September 30, 2025, primarily attributable to a 23% increase in theatrical product revenue and a 26% increase in television product revenue, partially offset by a 31% decrease in games revenue.
•The increase in theatrical product revenue was attributable to higher film rental revenue and intercompany content sales. The increase in film rental revenue was primarily due to the strong current year performance of A Minecraft Movie, Superman, F1, Conjuring: Last Rites, Sinners, Final Destination Bloodlines, and Weapons.
•The increase in television product revenue was attributable to higher intercompany content licensing, primarily due to the timing of renewals, partially offset by lower initial telecast revenue due to fewer deliveries.

•The decrease in games revenue was attributable to lower carryover and fewer releases in 2025.
Other revenue decreased 4% and 5% for the three and nine months ended September 30, 2025, respectively.
Costs of Revenues
Costs of revenues increased 9% and 3% for the three and nine months ended September 30, 2025. The increase for the three months ended September 30, 2025 was primarily attributable to a 79% increase in theatrical product content expense, partially offset by a 51% decrease in games content expense and a 13% decrease in television product content expense. The increase in theatrical content expense was primarily due to higher film costs commensurate with higher theatrical product revenue. The decrease in television product content expense was due to lower costs commensurate with lower revenues. The decrease in games content expense was primarily due to impairments of $122 million in the prior year.
For the nine months ended September 30, 2025, television product content expense increased 19% and theatrical product content expense increased 10%, partially offset by a 58% decrease in games content expense. The increase in television product content expense was due to higher costs commensurate with higher intercompany content licensing due to the timing of renewals. The increase in theatrical content expense was primarily due to higher film costs commensurate with higher theatrical product revenue. The decrease in games content expense was primarily due to impairments of $335 million in the prior year and lower games content expense commensurate with lower revenue and fewer releases in 2025.
Selling, General and Administrative
Selling, general and administrative expenses increased 14% and 10% for the three and nine months ended September 30, 2025, primarily attributable to higher theatrical marketing expenses and overhead costs.
Adjusted EBITDA
Adjusted EBITDA increased $387 million and $1,115 million for the three and nine months ended September 30, 2025, respectively.
Global Linear Networks Segment
The table below presents, for our Global Linear Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,387	$2,598	(8)%	(8)%	$7,422	$8,070	(8)%	(7)%
Advertising	1,186	1,490	(20)%	(21)%	4,897	5,691	(14)%	(15)%
Content	217	833	(74)%	(74)%	884	1,396	(37)%	(36)%
Other	93	89	4%	3%	257	250	3%	1%
Total revenues	3,883	5,010	(22)%	(23)%	13,460	15,407	(13)%	(13)%
Costs of revenues, excluding depreciation and amortization	1,520	2,185	(30)%	(30)%	6,439	7,088	(9)%	(9)%
Selling, general and administrative	661	710	(7)%	(7)%	2,014	2,087	(3)%	(4)%
Adjusted EBITDA - Global Linear Networks segment	1,702	2,115	(20)%	(20)%	5,007	6,232	(20)%	(19)%
Depreciation and amortization	758	1,048			2,494	3,205
Employee share-based compensation	—	—			1	—
Restructuring and other charges	16	5			57	58
Transaction and integration costs	—	3			—	3
Impairment and amortization of fair value step-up for content	—	—			440	419
Impairments and loss on dispositions	27	5			30	9,159
Operating income (loss)	$901	$1,054			$1,985	$(6,612)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.

Revenues
Distribution revenue decreased 8% and 7% for the three and nine months ended September 30, 2025, respectively, primarily attributable to a 9% decline in domestic linear subscribers, and to a lesser extent, lower international affiliate rates and international subscriber declines, partially offset by a 2% increase in domestic affiliate rates for both periods. Declines in linear subscribers are expected to continue.
Advertising revenue decreased 21% and 15% for the three and nine months ended September 30, 2025, respectively, primarily attributable to audience declines in domestic networks of 26% and 25%, respectively, and the broadcast of the Olympics in Europe in 2024.
Content revenue decreased 74% and 36% for the three and nine months ended September 30, 2025, respectively, primarily attributable to the sublicensing of Olympic sports rights in Europe, which had a favorable impact of $578 million on content revenue in 2024.
Other revenue increased 3% and 1% for the three and nine months ended September 30, 2025, respectively.
Costs of Revenues
Costs of revenues decreased 30% and 9% for the three and nine months ended September 30, 2025, respectively, primarily attributable to the broadcast of the Olympics in 2024, partially offset by higher domestic sports costs. Additionally, costs of revenues for the nine months ended September 30, 2025 benefited from timing of content, production, and news related spend. The broadcast of the Olympics in 2024 had unfavorable impacts to costs of revenues of $663 million and $665 million for the three and nine months ended September 30, 2024, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 7% and 4% for the three and nine months ended September 30, 2025, respectively, primarily attributable to lower overhead costs. Additionally, the decrease for the nine months ended September 30, 2025 was partially offset by higher marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 20% and 19% for the three and nine months ended September 30, 2025, respectively.
Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	% Change	% Change (ex-FX)	2025	2024	% Change	% Change (ex-FX)
Adjusted EBITDA - Corporate	$(258)	$(296)	13%	14%	$(807)	$(927)	13%	14%
Depreciation and amortization	100	93			292	233
Employee share-based compensation	240	157			532	413
Restructuring and other charges	59	18			139	70
Transaction and integration costs	11	31			108	161
Facility consolidation costs	1	1			10	2
Impairment and amortization of fair value step-up for content	1	1			1	2
Impairments and loss on dispositions	19	4			119	242
Operating loss	$(689)	$(601)			$(2,008)	$(2,050)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA increased 14% for the three and nine months ended September 30, 2025. The increase for the three months ended September 30, 2025 was primarily attributable to lower corporate overhead expense. The increase for the nine months ended September 30, 2025 was primarily attributable to lower facility costs due to office consolidations and closures, lower personnel costs, and the release of previously recorded non-income tax reserves.

Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Inter-segment revenue eliminations	$(793)	$(705)	$(3,144)	$(1,731)
Inter-segment expense eliminations	(779)	(702)	(2,678)	(1,766)
Adjusted EBITDA - Inter-segment eliminations	(14)	(3)	(466)	35
Impairment and amortization of fair value step-up for content	4	64	45	217
Operating loss	$(18)	$(67)	$(511)	$(182)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the nine months ended September 30, 2025, we funded our working capital needs primarily through cash flows from operations. As of September 30, 2025, we had $4.3 billion of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $4.0 billion revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Bridge Loan Facility
During the three months ended June 30, 2025, we and DGH entered into a Bridge Loan Facility with JPMorgan Chase Bank, N.A. DGH drew $17.0 billion of the available Bridge Loan Facility to finance the early settlement of the Tender Offers, Consent Solicitations, and the repayment in full and termination of our $1,500 million 364-day senior unsecured term loan facility, and the payment of fees and expenses therewith and for general corporate purposes. The Bridge Loan Facility is expected to be refinanced prior to the Separation or in connection with the pursuit of a strategic alternative. The Bridge Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2025, we were in compliance with all applicable covenants and there were no events of default under the Bridge Loan Facility.
Revolving Credit Facility and Commercial Paper
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement (the “Credit Agreement”) and have the capacity to borrow up to $4.0 billion under the Credit Agreement (the “Credit Facility”). DCL may also request additional commitments up to $1.0 billion from the lenders upon the satisfaction of certain conditions. In June 2025, we amended the Credit Agreement to, among other things, decrease the borrowing capacity from $6.0 billion to $4.0 billion and provide for early termination of the Credit Agreement upon completion of the Separation. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of September 30, 2025, we were in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
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
During the nine months ended September 30, 2025, we and DCL borrowed and repaid $3,551 million under our Credit Facility and commercial paper program. As of September 30, 2025, we and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
Term Loan
During the nine months ended September 30, 2025, we entered into and repaid a $1,500 million 364-day senior unsecured term loan credit facility. The proceeds were used to fund the redemption of $1,500 million aggregate principal amount outstanding of DGH’s senior notes due 2026.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,000 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $4,004 million as of September 30, 2025.

•Accounts Receivable Factoring
We have a factoring agreement to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. Total trade accounts receivable sold under the Company’s factoring arrangement was $102 million for the nine months ended September 30, 2025.
•Investments
In January 2025 we contributed a 70% interest in our music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. Additionally, we received proceeds from the sale of investments of $54 million for the nine months ended September 30, 2025.
•Asset Dispositions
We received proceeds from asset dispositions of $53 million during the nine months ended September 30, 2025.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our enhanced streaming service HBO Max, principal and interest payments on our outstanding senior notes, funding for various equity method and other investments, and repurchases of our capital stock.
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
•Debt
Bridge Loan Facility
During the three months ended September 30, 2025, we repaid $1,000 million of aggregate principal amount outstanding of our Bridge Loan Facility.
Senior Notes
During the nine months ended September 30, 2025, we repurchased or repaid $21,663 million of aggregate principal amount outstanding of our senior notes. In addition, we have $139 million of senior notes coming due through September 2026.
We may from time to time seek to prepay, retire or purchase our other outstanding indebtedness through prepayments, redemptions, open market purchases, privately negotiated transactions, tender offers, exchange offers, or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, as well as applicable regulatory, legal and accounting factors. Whether or not we repurchase or exchange any debt and the size and timing of any such repurchases or exchanges will be determined at our discretion.
•Capital Expenditures
We effected capital expenditures of $810 million during the nine months ended September 30, 2025, including amounts capitalized to support HBO Max. In addition, we expect to continue to incur significant costs to develop and market HBO Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the nine months ended September 30, 2025, we contributed $97 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
We had redeemable equity balances of $23 million at September 30, 2025, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $188 million and $172 million for the nine months ended September 30, 2025 and 2024, respectively.

•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding senior notes. During the nine months ended September 30, 2025, we made cash payments of $1,750 million and $1,920 million for income taxes and interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents, and restricted cash, beginning of period	$5,416	$4,319
Cash provided by operating activities	2,515	2,660
Cash used in investing activities	(761)	(355)
Cash used in financing activities	(3,123)	(3,149)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	251	15
Net change in cash, cash equivalents, and restricted cash	(1,118)	(829)
Cash, cash equivalents, and restricted cash, end of period	$4,298	$3,490
Operating Activities
Cash provided by operating activities was $2,515 million and $2,660 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income excluding non-cash items, partially offset by an improvement in working capital activity.
Investing Activities
Cash used in investing activities was $761 million and $355 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in investing activities was primarily attributable to reduced proceeds from the sale of investments and increased purchases of property and equipment during the nine months ended September 30, 2025.
Financing Activities
Cash used in financing activities was $3,123 million and $3,149 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease in cash used in financing activities was primarily attributable to proceeds received for the contribution of 70% of our music catalog to a joint venture, partially offset by higher net debt activity.
Capital Resources
As of September 30, 2025, capital resources were comprised of the following (in millions).

	September 30, 2025
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$4,294	$—	$4,294
Revolving credit facility and commercial paper program	4,000	—	4,000
Bridge loan	16,000	16,000	—
Senior notes (a)	17,844	17,844	—
Total	$42,138	$33,844	$8,294

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of September 30, 2025 had interest rates that ranged from 1.90% to 8.30% and will mature between 2026 and 2062.

We expect that our cash balance, cash generated from operations and availability under the Credit Agreement will be sufficient to fund our cash needs for both the short- and long-term. We expect to refinance the Bridge Loan Facility prior to the Separation or in connection with the pursuit of a strategic alternative, though we may be unable to do so on favorable terms in a timely manner or at all. Additionally, our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. Credit rating agencies may continue to review and adjust our ratings or outlook. For example, in 2025, S&P, Moody’s and Fitch downgraded certain of our ratings in part due to declines in our linear business, including as a result of the weak operating environment for linear networks, our leverage ratio, and an increase in secured debt and uncertainty in connection with the Separation.
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
Summarized Guarantor Financial Information
Basis of Presentation
As of September 30, 2025 and December 31, 2024, the Company has outstanding senior notes issued by DCL, which are guaranteed by the Company, Scripps Networks, and DGH; senior notes issued by DGH, which are guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed); and as of December 31, 2024, senior notes issued by Scripps Networks (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL, Scripps Networks, and DGH are wholly owned by the Company.
The tables below present the summarized financial information as combined for Warner Bros. Discovery, Inc. (the “Parent”), Scripps Networks, DCL, and DGH (collectively, the “Obligors”). All guarantees of DCL and DGH’s senior notes (the “Note Guarantees”) are full and unconditional, joint and several and unsecured, and cover all payment obligations arising under the senior notes.
Note Guarantees issued by Scripps Networks, DCL or DGH, or any subsidiary of the Parent that in the future issues a Note Guarantee (each, a “Subsidiary Guarantor”) may be released and discharged (i) concurrently with any direct or indirect sale or disposition of such Subsidiary Guarantor or any interest therein, (ii) at any time that such Subsidiary Guarantor is released from all of its obligations under its guarantee of payment, (iii) upon the merger or consolidation of any Subsidiary Guarantor with and into DCL, DGH or the Parent or another Subsidiary Guarantor, as applicable, or upon the liquidation of such Subsidiary Guarantor and (iv) other customary events constituting a discharge of the Obligors’ obligations.
Summarized Financial Information
The Company has included the accompanying summarized combined financial information of the Obligors after the elimination of intercompany transactions and balances among the Obligors and the elimination of equity in earnings from and investments in any subsidiary of the Parent that is a non-guarantor (in millions).

	September 30, 2025	December 31, 2024
Current assets	$552	$2,194
Non-guarantor intercompany trade receivables, net	250	404
Noncurrent assets	4,007	4,077
Current liabilities	809	3,948
Noncurrent liabilities	34,794	37,118

Nine Months Ended September 30, 2025
Revenues	$1,350
Operating loss	(376)
Net income	1,025
Net income available to Warner Bros. Discovery, Inc.	1,002

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

Supplemental Data for Results of Operations (in millions)			Supplemental Consolidating Data
	Consolidated		Streaming & Studios		Global Linear Networks		Corporate		Consolidating adjustments
For the three months ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Distribution	$4,702	$4,920	$2,319	$2,326	$2,387	$2,598	$—	$—	$(4)	$(4)
Advertising	1,407	1,682	232	203	1,186	1,490	—	—	(11)	(11)
Content	2,649	2,721	2,533	2,153	217	833	—	—	(101)	(265)
Other	287	300	195	208	93	89	1	4	(2)	(1)
Total revenues	9,045	9,623	5,279	4,890	3,883	5,010	1	4	(118)	(281)
Costs of revenues, excluding depreciation and amortization	4,564	5,181	3,138	3,145	1,520	2,185	30	13	(124)	(162)
Selling, general and administrative	2,361	2,385	1,226	1,205	661	713	482	477	(8)	(10)
Depreciation and amortization	1,375	1,762	517	621	758	1,048	100	93	—	—
Restructuring and other charges	88	9	13	(14)	16	5	59	18	—	—
Impairments and loss on dispositions	46	5	—	(4)	27	5	19	4	—	—
Total costs and expenses	8,434	9,342	4,894	4,953	2,982	3,956	690	605	(132)	(172)
Operating income (loss)	$611	$281	$385	$(63)	$901	$1,054	$(689)	$(601)	$14	$(109)

Supplemental Data for Results of Operations (in millions)			Supplemental Consolidating Data
	Consolidated		Streaming & Studios		Global Linear Networks		Corporate		Consolidating adjustments
For the nine months ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Distribution	$14,473	$14,784	$7,060	$6,721	$7,422	$8,070	$—	$—	$(9)	$(7)
Advertising	5,603	6,260	749	622	4,897	5,691	—	—	(43)	(53)
Content	6,986	7,388	6,493	6,502	884	1,396	—	—	(391)	(510)
Other	774	862	518	609	257	250	2	6	(3)	(3)
Total revenues	27,836	29,294	14,820	14,454	13,460	15,407	2	6	(446)	(573)
Costs of revenues, excluding depreciation and amortization	15,662	17,443	9,063	10,146	6,879	7,507	76	69	(356)	(279)
Selling, general and administrative	7,032	7,078	3,668	3,594	2,015	2,090	1,384	1,442	(35)	(48)
Depreciation and amortization	4,369	5,394	1,583	1,956	2,494	3,205	292	233	—	—
Restructuring and other charges	222	161	26	33	57	58	139	70	—	—
Impairments and loss on dispositions	162	9,412	13	11	30	9,159	119	242	—	—
Total costs and expenses	27,447	39,488	14,353	15,740	11,475	22,019	2,010	2,056	(391)	(327)
Operating income (loss)	$389	$(10,194)	$467	$(1,286)	$1,985	$(6,612)	$(2,008)	$(2,050)	$(55)	$(246)

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new product and service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•the occurrence of any event, change or other circumstances that could give rise to the abandonment of the Separation or pursuit of a different structure or strategic alternative;
•failure to satisfy in a timely manner any of the conditions to the Separation or complete the Separation in a timely or favorable manner or at all, including as a result of the Company’s review of strategic alternatives;
•the effects of the announcement, pendency or completion of the Separation or the Company’s review of strategic alternatives on our ongoing business operations;
•the duration and outcome of the Company’s review of strategic alternatives, including whether the Company will be able to identify or pursue any strategic alternative to the Separation;
•unforeseen costs, execution risks, and operational challenges related to the Separation and review of strategic alternatives, including risks relating to changes to the configuration of our existing business and disruption of management time away from ongoing business operations;
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
•the possibility or duration of an industry-wide strike, such as the strikes of the Writers Guild of America and Screen Actors Guild of America-American Federation of Television and Radio Arts in 2023, player lock-outs or other job action affecting a major entertainment industry union, athletes or others involved in the development and production of our sports programming, television programming, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements;
•inherent uncertainties involved in the estimates and assumptions used in the preparation of financial forecasts;
•our level of debt, including the significant indebtedness incurred in connection with the acquisition of the WarnerMedia Business, and our future compliance with debt covenants;
•challenges related to refinancing the Bridge Loan Facility on favorable terms in a timely manner or at all;

•changes to our corporate or debt-specific credit ratings or outlook;
•changes in, or failure or inability to comply with, laws and government regulations, including, without limitation, regulations of the U.S. government and other international governments, the Federal Communications Commission and similar authorities internationally and data privacy regulations;
•adverse outcomes of legal proceedings or disputes, including those related to our acquisition of the WarnerMedia Business, the Separation, the Company’s review of strategic alternatives, or adverse outcomes from regulatory proceedings;
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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to Warner Bros. Discovery, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K and Part II, Item 1A, “Risk Factors” in our Form 10-Q for the quarter ended June 30, 2025. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Form 10-K. Our exposures to market risk have not materially changed since December 31, 2024.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named Warner Bros. Discovery, Inc. (“WBD”), Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025. As of September 24, 2025, the motion has been fully briefed and is pending before the court.
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
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2024 Form 10-K and Part II, Item 1A “Risk Factors” of the Company’s Form 10-Q for the quarter ended June 30, 2025, and as supplemented by the additional risk factor described below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.

The Company’s review of strategic alternatives may not result in the Company pursuing a transaction, could cause disruptions to our business and could adversely affect or delay the Separation.
In October 2025, the Company announced that the Board will evaluate a broad range of strategic options, including continuing to advance the Separation, a transaction for the entire company or separate transactions for Warner Bros. and/or Discovery Global, as well as an alternative separation structure that would enable a merger of Warner Bros. and spin-off of Discovery Global. There is no deadline or definitive timetable set for completion of the strategic alternatives review process. There can be no assurance that this process will result in the Company pursuing a transaction or other outcome or that the Company will be able to execute any strategic alternative that is identified and pursued. Any potential strategic alternative would be dependent on a number of factors that could be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. In addition, a potential strategic alternative could result in less favorable tax treatment than the expected tax treatment for the Separation, and we may experience negative reactions from the financial markets, and our stock price could decline or become more volatile, as a result of pursuing a strategic alternative instead of the Separation.
The strategic alternatives review process, including continuing to advance the Separation, is expected to place a significant burden on our management, employees and other internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the review process could cause disruptions to our business and adversely affect or delay the Separation. We also expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the review process. Further, the process could lead us to lose or fail to attract, retain and motivate key employees; could result in disruptions to our business relationships, including with distributors, advertisers and content providers who could delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us; and could expose us to litigation.
We do not intend to make any further announcements regarding the review of strategic alternatives unless and until the Board approves a specific transaction or otherwise determines further disclosure is appropriate or necessary. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.
ITEM 5. Other Information
Disclosure of Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any director or officer of the Company has adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended September 30, 2025, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Lori Locke, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement on August 28, 2025. This trading arrangement has a termination date of April 30, 2026. Under the trading arrangement, up to 5,000 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
The Company is amending and restating the disclosure made in its Form 10-Q for the quarter ended March 31, 2025 as follows:
Gunnar Wiedenfels, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on March 4, 2025. This trading arrangement has a termination date of July 10, 2026. Under the trading arrangement, up to (i) 444,420 shares of common stock, (ii) 177,456 shares of common stock issuable upon the exercise of options expiring on March 1, 2030, (iii) 131,127 shares of common stock issuable upon the exercise of options expiring on March 1, 2031, (iv) 92,592 shares of common stock issuable upon the exercise of options expiring on March 1, 2026 and (v) 150,402 shares of common stock issuable upon the exercise of options expiring on February 28, 2027, for an aggregate of 995,997 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1
Letter Amendment to Employment Agreement between Bruce Campbell and Discovery Communications, LLC, dated July 27, 2025. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177)) *

10.2
Employment Agreement between Bruce Campbell and Warner Bros. Entertainment, Inc., dated July 27, 2025. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177))# *

10.3
Letter Amendment to Employment Agreement between Jean-Briac Perrette and Discovery Communications, LLC, dated July 31, 2025. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177)) *

10.4
Employment Agreement between Jean-Briac Perrette and Warner Bros. Entertainment, Inc., dated July 31, 2025. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177))# *

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
# Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
* Indicates management contract or compensatory plan, contract or arrangement.
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: November 6, 2025	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: November 6, 2025	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer