Form 10-K
period 2025-12-31
Warner Bros. Discovery, Inc.
filed 2026-02-27
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant computed by reference to the last sales price of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2025, was approximately $28 billion.
Total number of shares outstanding of each class of the Registrant’s common stock as of February 12, 2026 was:

Series A Common Stock, par value $0.01 per share	2,479,929,515

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

WARNER BROS. DISCOVERY, INC.
FORM 10-K
TABLE OF CONTENTS

PART I
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new product and service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•the completion of the proposed transaction with Paramount Skydance Corporation (“PSKY”) pursuant to which PSKY will acquire Warner Bros. Discovery, Inc. (the “Company”) (the “PSKY Merger”) on the anticipated terms and timing;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the PSKY Merger, including the risk that the Company’s stockholders may not approve the PSKY Merger and the risk that the necessary regulatory approvals for the PSKY Merger may not be obtained or are obtained subject to unanticipated conditions;
•failure to satisfy in a timely manner any of the conditions to the PSKY Merger or complete the PSKY Merger in a timely or favorable manner or at all;
•the effects of the announcement, pendency or completion of the PSKY Merger on our ongoing business operations or on the market price of WBD common stock;
•unforeseen costs, execution risks, and operational challenges related to the PSKY Merger, including risks relating to disruption of management time away from ongoing business operations;
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
•challenges related to obtaining or consummating financing or refinancing on favorable terms in a timely manner or at all;
•changes to our corporate or debt-specific credit ratings or outlook;

•changes in, or failure or inability to comply with, laws and government regulations, including, without limitation, regulations of the U.S. government and other international governments, the Federal Communications Commission and similar authorities internationally and data privacy regulations;
•adverse outcomes of legal proceedings or disputes, including those related to our acquisition of the WarnerMedia Business or the PSKY Merger, or adverse outcomes from regulatory proceedings;
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
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to the Company and other factors described under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Risk Factor Summary
Risks Related to the PSKY Merger
•The completion of the PSKY Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the PSKY Merger may not be completed within the expected timeframe or at all.
•Failure to complete the PSKY Merger could adversely affect our business, including in the event WBD is required to pay the Company Termination Fee and reimburse PSKY for certain amounts PSKY has paid or may pay to or on behalf of the Company in connection with the PSKY Merger.
•While the PSKY Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business.
Risks Related to Our Business and Industry
•Our businesses operate in highly competitive industries and if we are unable to compete effectively, our business could suffer.
•Our advertising revenues may be adversely impacted by the changing landscape of television advertising spending and advertising market conditions.
•Changes in consumer behavior, technological innovations and distribution models may negatively affect our business.
•The success of our business depends on acceptance of our content, which may be unpredictable and volatile.
•If our streaming products fail to attract and retain subscribers, our business, financial condition and results of operations may be adversely impacted.
•Failure to renew, renewal with less favorable terms or termination of our content licenses and distribution agreements may cause a decline in our revenue.
•We rely on platforms owned by our competitors for distribution of our content.
•We invest significant resources in sports programming, and there can be no assurance that we will obtain or maintain such licenses or recoup our investment.

•Our businesses may be subject to labor disruption.
•We have recognized, and could continue to recognize, impairment charges related to goodwill and other intangible assets.
•Service disruptions or outages of communications satellites or other technology infrastructure, including cloud-based platforms and connectivity services, could adversely impact our business.
Risks Related to Our Financial, Capital and Corporate Structure
•The terms of the Bridge Loan Facility may restrict our current and future operations, and we may be unable to obtain permanent financing to refinance the Bridge Loan Facility.
•We have significant debt and may incur additional debt, which could adversely affect our financial health and operational flexibility, and the use of our funds could be limited by the restrictive covenants in the agreements governing our indebtedness.
•We may be unable to obtain sufficient cash to meet our financial obligations.
•Our financial forecasts require judgments and estimates that may differ materially from actual results.
•Corporate restructurings, strategic transactions and acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.
•Potential conflicts may arise from joint ventures or partnerships, which involve shared control.
•Certain provisions contained in our charter and bylaws could make it difficult for a third party to acquire us.
Risks Related to Domestic and Foreign Laws and Regulations and International Operations
•Changes in domestic and foreign laws and regulations and other risks related to international operations could adversely affect our business.
•We are subject to evolving privacy and data protection laws that could impose costly obligations and generate regulatory and litigation risk.
•Foreign exchange rate fluctuations may adversely affect our business.
•Increasing complexity of global tax policy could increase our tax liability.
General Risks
•Theft of our intellectual property and unauthorized duplication, distribution and exhibition of our intellectual property may decrease our revenue and adversely affect our business.
•Our success depends on attracting and retaining key employees and creative talent, and significant shortfalls in recruitment or retention could adversely affect our ability to compete.
•Cybersecurity risks could lead to disclosure of confidential information, service disruptions, reputational damage, legal liabilities and financial losses.
•Our business may be negatively impacted by the outcome of uncertainties related to litigation.
•Global economic conditions and other global events may adversely affect our business.
•The market price of our common stock has been, and may continue to be, highly volatile.
•Our participation in multiemployer defined benefit pension plans could subject us to liabilities.
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
In the first quarter of 2025, the Company renamed its DTC reportable segment to Streaming and its Networks reportable segment to Global Linear Networks.
In June 2025, the Company announced its plans to separate the Company into two publicly traded companies, Warner Bros. and Discovery Global, and in October 2025, the Company announced that the board of directors would evaluate a broad range of strategic options, including continuing to advance the separation of the Company, a transaction for the entire company or separate transactions for Warner Bros. and/or Discovery Global, as well as an alternative separation structure that would enable a merger of Warner Bros. and spin-off of Discovery Global.
Termination of Netflix Merger
In January 2026, the Company entered into an amended and restated agreement and plan of merger, by and among the Company, Netflix, Inc. (“Netflix”), Nightingale Sub, Inc., a wholly owned subsidiary of Netflix, and New Topco 25, Inc., a wholly owned subsidiary of WBD (the “Netflix Merger Agreement”), under which Netflix would have acquired the Streaming and Studios segments (subject to certain deviations) and certain other assets and liabilities, including the Company’s film and television studios, HBO Max, and HBO, following the separation and distribution of Discovery Global to the Company’s stockholders (the “Separation Transaction”).
Following the board of directors’ determination that it had received a “Company Superior Proposal,” as defined in the Netflix Merger Agreement, from PSKY and Netflix’s waiver of its right to propose revisions to the Netflix Merger Agreement, on February 27, 2026, in accordance with the terms of the Netflix Merger Agreement, the Company terminated the Netflix Merger Agreement in connection with entering into the PSKY Merger Agreement (as defined below). In connection with the termination of the Netflix Merger Agreement, PSKY, on behalf of the Company, paid Netflix a termination fee of $2.8 billion in cash (the “Netflix Termination Fee”) as required by the terms of the Netflix Merger Agreement.

PSKY Merger
On February 27, 2026, the Company entered into an agreement and plan of merger, by and among the Company, PSKY and Prince Sub Inc., a wholly owned subsidiary of PSKY (“Merger Sub”) (as may be amended from time to time, the “PSKY Merger Agreement”), pursuant to which and subject to the terms and conditions therein, at the effective time, Merger Sub will merge with and into WBD, with WBD surviving as a wholly owned subsidiary of PSKY.
Upon completion of the PSKY Merger, each issued and outstanding share of WBD common stock (subject to certain exceptions) will be converted into the right to receive an amount in cash equal to $31.00, without interest, plus, if the closing date of the PSKY Merger occurs after September 30, 2026, the Ticking Consideration (the “Merger Consideration”). The “Ticking Consideration” will be an amount in cash equal to $0.00277778 multiplied by the number of calendar days elapsed after September 30, 2026 to and including the closing date (which, for the avoidance of doubt, will not exceed $0.25 per 90 calendar day period).
Concurrently with the execution of the PSKY Merger Agreement, Larry J. Ellison and an associated trust entered into a guarantee in favor of WBD to, among other things, jointly and severally guarantee certain payments by PSKY under the PSKY Merger Agreement, including $45.72 billion of the Merger Consideration, and assist WBD with the consummation of the PSKY Merger.
The completion of the PSKY Merger is subject to the receipt of required regulatory approvals, the approval of WBD shareholders and other customary closing conditions. In addition, PSKY’s obligation to consummate the PSKY Merger is subject to WBD not having completed the separation of its Streaming & Studios business from its Global Linear Networks business nor having declared or made any dividend to WBD’s stockholders to effectuate the separation. There can be no assurance that the PSKY Merger will occur in accordance with the expected plans or anticipated timeline, or at all.
The PSKY Merger Agreement contains certain customary termination rights for WBD and PSKY, including, without limitation, a right for either party to terminate if the PSKY Merger is not completed on or before March 4, 2027, subject to an extension to June 4, 2027 specified in the PSKY Merger Agreement. Termination under specified circumstances will require WBD to pay PSKY a termination fee of $3.0 billion and reimburse PSKY for (i) any payment made by PSKY, which will in no event be more than $1,528 million, in connection with WBD’s obligation to complete the Junior Lien Exchange Offer (as defined herein) by December 30, 2026 and (ii) the Netflix Termination Fee, or PSKY to pay WBD a termination fee of $7.0 billion.
Reportable Segments
There have been no changes to the Company’s reportable segments or the composition of the Company’s reportable segments as a result of these actions. Any differences in the composition of our reportable segments as a result of the previously proposed Separation Transaction have not been reflected as our chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), has not implemented any corresponding changes to the way our business was managed through December 31, 2025.
We have included supplemental Streaming & Studios and Global Linear Networks division information and supplemental consolidating data in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
As of December 31, 2025, we classified our operations in three reportable segments:
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

Streaming
WBD’s Streaming segment includes our streaming services, such as HBO Max and discovery+, premium pay-TV services, such as HBO, and certain premium sports streaming products. Our streaming services are available on most mobile and connected TV devices. As of December 31, 2025, we had 131.6 million Streaming subscribers1. Our strong subscriber growth this year has driven increased revenue and profitability for the Streaming segment. In January 2026, HBO Max was launched in Germany and Italy, and we anticipate launching in the UK in March 2026.
HBO is one of the most respected and innovative entertainment brands in the world, serving iconic, award-winning programming through the HBO linear channels and our DTC streaming service, HBO Max. In 2025, HBO’s crime drama The Penguin earned Colin Farrell a Golden Globe Award in the category for Best Performance by a Male Actor in a Limited Series, Anthology Series, or a Motion Picture Made for Television, and the series garnered nine wins at the 77th Emmy Awards. Other Emmy standouts were Hacks and the new HBO Max series The Pitt. The Pitt concluded its freshman season with a 13-week streak of week-over-week growth – with every episode since its two-part premiere on January 9, 2025 outperforming the last. The medical drama, produced by Warner Bros. Television, received five Emmy Awards including Outstanding Drama series and is renewed for a third season. Other hit HBO series that returned to critical acclaim in 2025 included The White Lotus, The Gilded Age, and The Last of Us.
HBO Max is a streaming destination for a variety of programming including HBO Originals, Warner Bros. films, HBO Max Originals, the DC universe, the Wizarding World of Harry Potter, CNN, and programming across food, home, reality, lifestyle, and documentaries from leading brands like HGTV, Food Network, Discovery Channel, and more. Our strategy to grow our Streaming business globally delivered success in 2025 with HBO Max’s expansion hitting over 100 markets including Latin America, the Caribbean, Europe, Australia, and Asia and the addition of 14.7 million global subscribers to our Streaming products.
In 2025, our content pipeline for HBO and HBO Max included the highly anticipated returns of The White Lotus, The Last of Us, Hacks, ...And Just Like That, Peacemaker, and The Gilded Age, as well as the series premieres of It: Welcome to Derry and Task. Notable new series slated for 2026 include the Game of Thrones prequel, A Knight of the Seven Kingdoms, the dark comedy miniseries DTF St. Louis starring David Harbour and Jason Bateman, and the HBO Original comedy series Rooster, from co-showrunners and executive producers Bill Lawrence and Matt Tarses and stars Steve Carell, who also serves as executive producer. Hit series returning in 2026 include House of the Dragon, Euphoria, The Pitt, and Hacks.
discovery+ is WBD’s non-fiction, real-life subscription-based streaming service. discovery+ features a wide range of series across popular passion verticals, including lifestyle and relationships; home and food; true crime; paranormal; adventure and natural history; science, tech, and the environment; and a slate of high-quality documentaries.
HBO Max and discovery+ currently feature both ad-free and ad-lite versions in most markets.
1 Streaming subscriber - We define a “Core Streaming Subscription” as:
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

For the year ended December 31, 2025, distribution, advertising, and content revenues were 87%, 9%, and 4%, respectively, of total revenues for this segment.
Studios
WBD’s Studios segment includes the Warner Bros. Motion Picture Group (“WBMPG”), DC Studios, Warner Bros. Television Group (“WBTVG”), Consumer Products, Themed Entertainment and Brand Licensing, DC Comics Publishing, Content Licensing, Home Entertainment, Studio Operations, and Interactive Gaming.
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
Among the Studios segment’s content highlights for 2025 were One Battle After Another, Sinners, Superman, A Minecraft Movie, and Weapons on the film side, and we were also the first studio in Hollywood’s history to open seven consecutive movies above $40 million at the domestic box office. Award-winning TV titles for 2025 include Abbott Elementary, Shrinking, and The Pitt.
Beyond its production operations, the Studios segment includes various businesses that facilitate consumer interaction with the intellectual property it creates.
WBD Global Experiences consists of the Company’s worldwide studio tours, retail destinations, touring exhibitions, and all location-based experiences inspired by Harry Potter, DC, Looney Tunes, Scooby-Doo, Game of Thrones, Friends, and more.
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
The Studios segment also includes Warner Bros. Games, a worldwide publisher, developer, licensor, and distributor of content for the interactive space across all platforms, including console, handheld, mobile, and PC-based gaming for both internal and third-party game titles. In June 2025, Warner Bros. Games announced its new focus on four core franchises - Harry Potter, Game of Thrones, DC, and Mortal Kombat.
For the year ended December 31, 2025, content and other revenues were 93% and 7%, respectively, of total revenues for this segment.
Global Linear Networks
WBD’s Global Linear Networks segment includes general entertainment, lifestyle, and news networks in the U.S., as well as a host of international media networks and global sports networks.
General and lifestyle entertainment networks in the U.S. include TNT, TBS, Turner Classic Movies, OWN, HGTV, Food Network, TLC, Discovery Channel and Adult Swim, among many others.
In 2025, our portfolio of networks commanded a monthly average of over 140 million total viewers and delivered 17 of the 25 highest-rated unscripted freshman or limited series among Adults 25-54. TNT, TBS, TLC, Food Network, and CNN were five of the top ten ad-supported cable networks for the year among Adults 25-54, with TLC’s breakout hit Baylen Out Loud ranking as the #1 unscripted freshman series in prime time among Adults and Women 25-54.
CNN, a leading global news brand, launched CNN All Access in October 2025, giving audiences the ability to access a combination of on-air CNN content, news coverage, and exclusive programming directly on CNN’s apps and websites.

TNT Sports is a global leader in the delivery of premium sports content. The TNT Sports U.S. portfolio includes expansive, multi-platform partnerships with the College Football Playoff, The National Collegiate Athletic Association (the “NCAA”) Division I Men’s Basketball Championship, Big 12 Football and Men’s Basketball, BIG EAST Men’s and Women’s Basketball, Major League Baseball, National Hockey League, National Association for Stock Car Auto Racing (“NASCAR”), Roland-Garros, Unrivaled and the United States Soccer Federation. TNT Sports also produces the iconic Inside the NBA studio show featuring Ernie Johnson, Charles Barkley, Shaquille O’Neal, and Kenny Smith. Additionally, TNT Sports co-manages NCAA.com and NCAA March Madness Live.
In Europe, WBD’s portfolio of sports brands reaches fans and broad audiences across free-to-air TV, pay-TV, streaming, online, and social platforms. WBD Sports Europe includes consumer brands Eurosport and TNT Sports in the UK and Ireland, as well as sports programming and content on WBD’s free-to-air TV networks and streaming content on HBO Max and discovery+. WBD’s channels and platforms are home to several major sporting events, including the 2026-2032 Olympic Games in Europe; Australian Open and Roland-Garros; tennis’ Grand Slams; Grand Tour cycling; the Union Cycliste Internationale Mountain Bike World Series; British and World Superbikes; the Professional Golfers’ Association Tour year-round in some markets; the Federation Internationale de Motocyclisme (“FIM”) Enduro World Championship; The Ocean Race; the Snooker World Tour; the FIM Speedway Grand Prix, Speedway of Nations and Speedway World Cup; major World Championship and World Cup winter sports events; Premier League; the Emirates FA Cup; Adobe Women’s FA Cup; Union of European Football Associations (“UEFA”) Champions League, Europa League and Conference League; Gallagher PREM Rugby; Premiership Women’s Rugby; MotoGP; international cricket; and Ultimate Fighting Championship.
In Latin America, the TNT Sports portfolio includes live broadcasting for UEFA Champions League and UEFA Super Cup in Brazil and Mexico; Premier League, FA Challenge Cup and Community Shield in Mexico; and Campeonato Paulista in Brazil.
TNT Sports’ owned-and-operated platforms include Bleacher Report, Eurosport.com, House of Highlights, Golf Digest, and a full suite of digital and social brands.
For the year ended December 31, 2025, distribution, advertising, content, and other revenues were 55%, 36%, 7%, and 2%, respectively, of total revenues for this segment.
COMPETITION
Providing content across various distribution platforms is a highly competitive business worldwide. We experience competition for the development and acquisition of content, distribution and sale of our content, sale of advertising time on our services, and viewership.
There is competition from other content providers, including production studios, television networks, and online-based content providers for creative talent such as writers, producers and directors, as well as for the acquisition of content. Our ability to produce and acquire popular content is an important competitive factor for the distribution and monetization of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.
Our services compete with other television networks, including broadcast, cable and local, other streaming services and with other studios and production companies for the distribution of our content and fees charged to cable television operators, DTH satellite service providers, and other distributors that carry our content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of content, viewership, the marketing and advertising support and incentives provided to distributors, the product offering across a series of networks within a region, and the prices charged for carriage.
Our services also compete for the sale of advertising with other television networks, including broadcast, cable, local networks, other streaming services, other content distribution outlets (including large social media and free video distribution platforms), and new market participants for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.

Our services also compete for their target audiences with all forms of content and other media provided to viewers, including broadcast, cable and local networks, a growing number of paid and ad-supported streaming services, other digital products, online activities, and other forms of news, information and media entertainment. The composition of our competitors has evolved with the entrance of new market participants, including companies in adjacent sectors with significant financial, marketing, and other resources, greater efficiencies of scale, and fewer regulatory burdens.
INTELLECTUAL PROPERTY
We are one of the world’s leading creators, owners and distributors of intellectual property. Our intellectual property assets include copyrights in films, television programs, games, software, comic books and mobile apps; trademarks in names, logos and characters; patents or patent applications for inventions related to products and services; websites; and licenses of intellectual property rights of various kinds from third parties. We have made and will continue to make investments in developing technology platforms to support our digital products and streaming services, including HBO Max and discovery+, and consider these platforms to be intellectual property assets as well.
We are a global media and entertainment company and the protection of our content and brands is of primary importance. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, patent, unfair competition, and internet/domain name statutes and laws, technological protections and contract provisions. However, there can be no assurance of the degree to which these measures will be successful. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories, and new legislative or regulatory initiatives could impact our operations.
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
REGULATORY MATTERS
Our businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and our international operations are subject to laws and regulations of the countries and international bodies, such as the E.U., in which we operate. Content networks, such as those owned by us, are regulated in certain limited respects by the Federal Communications Commission (“FCC”), including some regulations that only apply to content networks affiliated with a cable television operator. Other FCC regulations, although imposed on cable television operators, direct broadcast satellite (“DBS”) operators or other distributors, affect content networks indirectly. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and describe only the most significant regulations we face; they do not purport to describe all present and proposed laws and regulations affecting our businesses.
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
Accessibility, Children’s Advertising Restrictions, Emergency Alerts and CALM Act
Certain of our content networks and some of our IP-delivered video content must provide closed-captioning and audio description of some of their programming and comply with other regulations designed to make our content more accessible to persons with disabilities. The U.S. Congress, the FCC, and the U.S. Department of Justice periodically consider proposals to implement additional accessibility requirements, some of which would increase our obligations substantially. Our television programming intended primarily for children 12 years of age and under must comply with certain limits on the amount and type of permissible advertising, and certain regulations extend to our digital products when they are referenced by web address in our television programming. We may not include actual or simulated emergency alert tones or signals in our content. Commercials embedded in our networks’ television content stream also must adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material. Certain states have adopted, or are contemplating adopting, similar volume standards applicable to streaming video content delivered directly to consumers.
Obscenity Restrictions
MVPDs are prohibited from transmitting obscene content, and our distribution agreements generally require us to refrain from including such content on our networks.
Regulation of Digital Products and Services
We operate and market a variety of free, advertising-based and subscription-based digital products and services, including streaming services and games, providing news, information and entertainment to consumers in the U.S. and international markets via various platforms (e.g., websites and apps). In some cases, those products and services are provided directly to consumers, and in other cases, they can be used and/or purchased through a third-party distributor, such as Xfinity or Hulu. Our digital products and services are subject to federal and state laws in the U.S. covering areas including consumer protection, data privacy and security, online safety of children and teens, advertising, competition, access by persons with disabilities and intellectual property. Further, the scope of regulation applicable to us may differ depending on how our digital products and services are used and/or purchased. See also “Risk Factors—Risks Related to Domestic and Foreign Laws and Regulations; Other Risks Related to International Operations.”
Intellectual Property Laws and Regulations
Our intellectual property assets are discussed under “Business – Intellectual Property” above. Our content, whether distributed over broadcast, cable, DBS, wireless, or internet-based services, or through other means, is protected under intellectual property law, including copyright, trademark, patent, unfair competition, and internet/domain name statutes and laws and license agreements. Changes to these laws and regulations, including changes to the law surrounding the use of new technology such as AI, could either strengthen or weaken our ability to license and protect our content and combat its theft or misuse.

Foreign Laws and Regulations
The foreign jurisdictions in which our products and services are offered have, in varying degrees, laws and regulations governing our businesses, including relating to the production, marketing, monetization and distribution of content. By way of example, our digital offerings available to consumers in international jurisdictions are subject to laws and regulations relating to, without limitation, consumer protection, data privacy and security, advertising, access by persons with disabilities, competition, intellectual property, and content limitations. For example, the European Union’s General Data Protection Regulations may impose data security and security breach obligations on our digital products and streaming services in the European Union.
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
HUMAN CAPITAL
As of December 31, 2025, we had approximately 35,500 employees, including full-time and part-time employees of our wholly-owned subsidiaries and consolidated ventures, with 48% located in the U.S. and 52% located outside of the U.S.
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
•applying compensation policies in an internally consistent manner; and
•incentivizing our employees to deliver both quantitative and qualitative results on our short- and long-term objectives.
Benefits
We provide an array of benefits and programs that support our employees in their personal and professional lives. Highlights include:
•local medical, dental, and vision plans in many countries around the world to support our employees with access to health care, supplementing any state-provided health care;
•on-site wellness centers in our New York, Los Angeles, Atlanta, and Chiswick (London) offices and fully-equipped fitness centers in our New York, Los Angeles and Atlanta offices;
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
•products and services to support employees’ financial wellbeing, including life, accident, and disability insurance plans, discount benefits, financial planning tools, a 401(k) savings plan in the U.S. and retirement/pension plans in over 20 countries, with competitive contributions from the Company for employees at all levels; and

•offering an employee stock purchase plan (the “ESPP”), which allows certain employees globally (where legislation permits) an opportunity to buy WBD Series A common stock (“WBD common stock”) at a discounted price through convenient after-tax payroll deductions with no commission charges. Enrollment in the ESPP has been suspended for 2026.
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
Risks Related to the PSKY Merger
The completion of the PSKY Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the PSKY Merger may not be completed within the expected timeframe or at all.
On February 27, 2026, WBD entered into the PSKY Merger Agreement, pursuant to which, at the effective time of the PSKY Merger, a wholly owned subsidiary of PSKY will merge with and into WBD, with WBD surviving as a wholly owned subsidiary of PSKY. The completion of the PSKY Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the PSKY Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote on such matter, (ii) the expiration or receipt of any applicable mandatory waiting period, clearance or affirmative approval of any governmental body, agency or authority contemplated by the PSKY Merger Agreement, (iii) the absence of any enacted, issued or promulgated law or governmental order that is in effect and that restrains, enjoins or otherwise prohibits the consummation of the PSKY Merger, (iv) the absence of a Company Material Adverse Effect as defined in the PSKY Merger Agreement and (v) WBD not having completed the separation of its Streaming & Studios business from its Global Linear Networks business nor having declared or made any dividend to WBD’s stockholders to effectuate such separation.

There can be no assurance that the conditions to completion of the PSKY Merger, including the receipt of required regulatory approvals, will be satisfied or waived on a timely basis or at all. Further, there can be no assurance that governmental authorities will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the PSKY Merger. If WBD is required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the PSKY Merger. If the conditions to completion of the PSKY Merger are not satisfied or waived, we may be unable to complete the PSKY Merger in the timeframe or manner currently anticipated or at all.
Failure to complete the PSKY Merger could adversely affect our business, results of operations and financial condition, including in the event WBD is required to pay the Company Termination Fee and reimburse PSKY for certain payments.
Either WBD or PSKY may terminate the PSKY Merger Agreement if the PSKY Merger has not been consummated by March 4, 2027, subject to an extension to June 4, 2027 specified in the PSKY Merger Agreement. If the PSKY Merger is not completed within the expected timeframe or at all, the ongoing business of WBD could be adversely affected and will be subject to certain risks, including, among others, the following: (i) the market price of our common stock (which may reflect a market assumption that the PSKY Merger will be completed) may decline, (ii) WBD will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the PSKY Merger for which we will have received little or no benefit if the PSKY Merger is not completed and (iii) failure to complete the PSKY Merger may result in negative publicity or result in a negative impression of WBD in the investment community and with customers and other stakeholders.
Further, pursuant to the PSKY Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the PSKY Merger that restrict us from taking certain or omitting to take certain actions without PSKY’s prior written consent (not to be unreasonably withheld, conditioned or delayed), which may adversely affect our ability to execute certain of our business strategies. If the PSKY Merger is not completed, these risks could materially affect the business and financial results of WBD and the price of our common stock, including to the extent that the current market price of our common stock is positively affected by a market assumption that the PSKY Merger will be completed.
In addition, if the PSKY Merger is terminated, in certain circumstances, we could be required to pay to PSKY a termination fee of $3.0 billion (the “Company Termination Fee”) and reimburse PSKY for (i) any payment made by PSKY, which will in no event be more than $1,528 million, in connection with WBD’s obligation to complete the Junior Lien Exchange Offer by December 30, 2026 and (ii) the Netflix Termination Fee (the “PSKY Reimbursements”). In such circumstances, we may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations and financial condition.
While the PSKY Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations and financial condition.
We have expended, and continue to expend, significant management time and resources in an effort to complete a strategic transaction, including the PSKY Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the PSKY Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, distributors, advertisers, content providers, vendors and other business partners, who may attempt to negotiate changes to existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the PSKY Merger and related transactions could also adversely affect our ability to recruit and retain key personnel and other employees.
In addition, due to certain restrictions in the PSKY Merger Agreement on the conduct of our business prior to completing the PSKY Merger, we may be unable (without PSKY’s prior written consent, not to be unreasonably withheld, conditioned or delayed), during the pendency of the PSKY Merger, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and such restrictions may cause WBD to forego certain opportunities we might otherwise pursue. Further, the PSKY Merger Agreement contains provisions, including the “no shop” provisions, the Company Termination Fee and the PSKY Reimbursements, that could discourage a potential competing acquiror of WBD from making a competing proposal more favorable to us than the PSKY Merger.
Further, litigation may be filed against the board of directors in connection with the PSKY Merger, including putative stockholder complaints or stockholder class action complaints. Such litigation, the outcome of which is uncertain, could divert the attention of WBD management and employees from its day-to-day business, otherwise adversely affect WBD’s business, results of operations and financial condition, result in material adverse judgments or settlements and delay or prevent the completion of the PSKY Merger.

The occurrence of any of these events, individually or in combination, could have a material and adverse effect on our business, results of operations and financial condition.
Risks Related to Our Business and Industry
Our businesses operate in highly competitive industries and if we are unable to compete effectively, our business, financial condition and results of operations could suffer.
We operate in highly competitive global media and entertainment industries in which we compete for viewers, distribution, and advertising spend. See the discussion under “Business – Competition” that appears above. We face increased competitive pressure for talent, content, audiences, subscribers, advertising spending and production infrastructure. We compete with a broad range of companies engaged in media, entertainment, communications and technology services, some of whom have interests in multiple media and entertainment businesses that are often vertically integrated, all vying for consumer time, attention and discretionary spending. In addition, the composition of our competitors has evolved with the entrance of new market participants, including companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Such competitors could also have preferential access to important technologies, customer data or other competitive information. Our competitors may also consolidate or enter into business combinations or alliances that strengthen their competitive positions. These increased competitive pressures have resulted in, and could continue to result in, increased costs, including with respect to talent and intellectual property rights.
Our ability to compete successfully depends on a number of factors, including our ability to consistently acquire and produce high quality content and our ability to identify and successfully execute strategies and partnerships to distribute our content and attract viewers and subscribers amidst a rapidly evolving competitive landscape. In addition, new technology, including generative artificial intelligence (“AI”), is evolving rapidly and becoming more prevalent in business operations and content generation, and our ability to compete could be adversely affected if our competitors gain an advantage by using such technologies. Piracy could also adversely affect our business, as the unauthorized distribution of copyrighted material is a threat to copyright owners’ ability to maintain the exclusive control over their copyrighted material and thus the value of their property. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition in the marketplace will not have an adverse effect on our business, financial condition or results of operations.
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
Shifting consumer preferences toward streaming services and other digital products and the increasing number of entertainment choices has intensified audience fragmentation and reduced content viewership through traditional linear distribution models. This has changed the landscape of traditional television advertising spending, prompting advertisers to shift their strategies, and ultimately advertising spend, toward streaming services and other digital products to reach target audiences. In addition, a number of other streaming services with larger subscriber bases and greater household penetration offer ad-supported tiers. The increase of digital advertising available in the marketplace, due to both the introduction of ad-supported tiers in competing streaming services and the expansion of free ad-supported television (“FAST”) products, has increased, and is expected to continue to increase, the competition we face for advertising expenditures for both our traditional linear networks and the ad-supported tiers in our streaming services, and has also limited our ability to demand higher rates for our linear and digital advertising inventory or even the same rates that we previously charged for our advertising inventory prior to the surge in digital advertising. There can be no assurance that we can successfully navigate the evolving streaming and digital advertising market or that the advertising revenues we generate in that market will replace the declines in advertising revenues generated from our traditional linear business.
The advertising market is also evolving and sensitive to general economic conditions, consumer buying patterns, advertising agency influences (such as how those advertising agencies manage their clients’ marketing budgets and negotiate for our advertising inventory), and developments in AI technology. Financial instability or a general decline in economic conditions in the U.S. and other countries where our content is distributed could adversely affect the spending priorities of our advertising partners who might reduce their spending, which could result in a decrease in advertising rates and volume and in our overall advertising revenues. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could also lead to a reduction in domestic and international advertising expenditures, which could also have an adverse effect on our advertising revenues. The use of AI tools in advertising technology is also becoming more prevalent. If our competitors are able to adopt the use of these tools more rapidly than us, potential advertisers may prefer to advertise with them, which could lead to declines in our advertising revenue.

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
Our success depends on our ability to anticipate and adapt to changes in consumer behavior and shifting content consumption patterns. The ways in which viewers consume content, and technology and distribution models in the media and entertainment industries, continue to evolve. New distribution platforms, as well as increased competition from new entrants and emerging technologies and the availability of alternative forms of entertainment (including user-generated content), have added to the complexity of maintaining predictable revenues. Technological advancements have empowered consumers to seek more control over how they consume content and have affected the options available to advertisers for reaching target audiences. This trend has impacted certain traditional distribution models, as demonstrated by industry-wide declines in cable ratings, declines in subscribers to the traditional cable bundle, the development of alternative distribution platforms for content, and reduced theatergoing.
Declines in linear television viewership are expected to continue and possibly accelerate, which could adversely affect our advertising and distribution revenues. In order to respond to this decline, changing consumer behavior, increasing preferences to consume content on demand, and changes in content distribution models in the media and entertainment industries, we have invested in, developed and launched streaming services including HBO Max and discovery+. We have incurred and will likely continue to incur significant costs to develop and market our streaming services, including costs related to international expansion, technological enhancements, production of original content and subscriber acquisition. There can be no assurance, however, that consumers and advertisers will embrace our offerings, that subscribers will activate or renew a subscription, particularly given the significant number of streaming services in the marketplace, or that our streaming business or other strategies we implement will be as successful or as profitable as our traditional linear television business.
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
Each distribution model has different risks and economic consequences for us, and the rapid evolution of consumer preferences may have an economic impact that is not ultimately predictable. Further, technology in the media and entertainment industries continues to evolve rapidly. For example, AI is a new technology for which the advantages and risks associated with its use in our industry are currently largely uncertain and unregulated. Technology such as AI may be used in ways that increase access to publicly available free or relatively inexpensive content that could reduce demand for our content, products and streaming services. Regulations governing new technological developments, such as AI, remain unsettled, and these developments could affect aspects of our business model, including revenue streams for the use of our intellectual property and how we create and distribute our content. If we are not able to access our targeted audience with appealing category-specific content and adapt to new technologies, distribution methods, platforms and business models, we may experience a decline in viewership and ultimately a decline in the demand for our content, which could lead to lower content licensing, distribution, and advertising revenues, materially and adversely affecting our business, financial condition and results of operations.

The success of our business depends on the acceptance of our content and brands by our U.S. and international viewers, which may be unpredictable and volatile.
The production and distribution of television programs, feature films, sports and news content are inherently risky businesses because the revenue we derive and our ability to distribute our content depend primarily on consumer tastes and preferences that often change in unpredictable ways. The appeal, success and performance of our content with consumers, as well as with third-party licensees and other distribution partners, are critical factors that can affect the revenue that we receive with respect to our content-related business. Our success depends on our ability to consistently create and acquire content that meets the changing preferences of viewers in general, in special interest groups, in specific demographic categories and in various international marketplaces. For example, generally, feature films that perform well upon initial release also have commercial success in subsequent distribution channels. Therefore, the underperformance of a feature film, especially an “event” film, i.e. one produced at higher cost and intended to reach a wider audience, upon its theatrical release can result in lower-than-expected revenues for our business which could limit our ability to create future content. We are required to make substantial investments in the production or acquisition and marketing of our television programs, feature films, sports and news content before we learn whether such content will reach anticipated levels of popularity with consumers. Failing to gain the level of audience acceptance we expect for our content may negatively impact our business, financial condition and results of operations.
The commercial success of our content also depends upon the quality and acceptance of competing content available in the applicable marketplace. For example, as some foreign film and filmmaking industries grow and the availability of popular local content rises, the demand from foreign audiences for American films may decrease, which could negatively impact our revenue. Other factors, including the availability of alternative forms of entertainment and leisure time activities, piracy, our ability to develop strong brand awareness and general economic conditions and their effects on consumer spending may also affect the audience demand for our content.
In addition, to the extent our content is perceived as low quality, offensive or otherwise not compelling to viewers, our business could be adversely affected. We could also face boycotts by viewers, which could adversely affect our business, financial condition and results of operations. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative reaction, the acceptance of our content could likewise be adversely affected. Reduced public acceptance of our television programs, feature films, sports and news content or negative publicity regarding individuals or operations associated with our content or brands may decrease our audience share and customer/viewer reach and adversely affect our business, financial condition and results of operations.
If our streaming products fail to attract and retain subscribers, our business, financial condition and results of operations may be adversely impacted.
Our HBO Max and discovery+ offerings are subscription-based streaming services and are among many such services in a crowded and highly competitive landscape. Their success and the success of other subscription-based streaming services we may offer in the future will be largely dependent on our ability to initially attract, and ultimately retain, subscribers. If we are unable to effectively market our streaming products or if consumers do not perceive the pricing and related features of our streaming products to be of value versus our competitors, we may not be able to attract and retain subscribers.
Further, decreases in consumer discretionary spending in the markets where our streaming products are offered may reduce our ability to attract and retain subscribers to our services, which could have a negative impact on our business. Relatedly, a decrease in viewing subscribers on our advertising-supported streaming products could also have a negative impact on the rates we are able to charge advertisers for advertising-supported services. The ability to attract and retain subscribers will also depend in part on our ability to provide compelling content choices that are differentiated from that of our competitors and that are more attractive than other sources of entertainment that consumers could choose in their free time. Furthermore, our ability to provide a quality subscriber experience and our relative service levels, may also impact our ability to attract and retain subscribers. In addition, from time to time, we have entered into, and may enter into, partnerships to offer our streaming services as part of a bundle with other streaming services, which may not lead to the anticipated financial benefit or growth in subscribers. Even if such bundling partnerships are successful, if we are unable to maintain existing or create new bundling partnerships, our ability to retain subscribers and grow our business could be adversely impacted.
If existing subscribers, including those who receive subscriptions through wireless, broadband, or streaming bundling arrangements with third parties or through wholesale arrangements with MVPDs, cancel or discontinue their subscriptions for any reason, including as a result of selecting an alternative wireless or broadband plan that does not bundle our products, canceling or discontinuing their MVPD subscription, or due to the availability of competing offerings that are perceived to offer greater value compared to our streaming products, our business may be adversely affected. We would need to add new subscribers both to replace subscribers who cancel or discontinue their subscriptions and to grow our business. If we are unable to attract and retain subscribers and offset the losses of subscribers who cancel or discontinue their subscriptions to our streaming products, our business, financial condition and results of operations could be adversely affected.

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
While the number of subscribers associated with our networks impacts our ability to generate advertising revenue (as further described elsewhere in this Item 1A. Risk Factors), subscription-based revenue also represents a significant portion of our revenue. The license fees and other commercial terms that we receive are dependent on, among other factors, the acceptance and performance of our content with consumers. A reduction in the license fees that we receive or in the number of subscribers for which we are paid, including as a result of a loss or reduction in carriage for our networks or a reduction in distributor penetration, or as a result of changes in consumer habits, could adversely affect our distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for our programs thereby adversely affecting our advertising revenue. Changes in distribution strategy and variations on traditional theatrical distribution and other licensing models, such as shortening traditional windows, may also drive changes in the license fees that distributors and other downstream licensees in the value chain may be willing to pay for content, which may in turn negatively affect our revenue. As a result of industry consolidation, our distributors have become and may continue to become larger, and as a result have gained or could gain additional market power. Such consolidation gives these distributors leverage in negotiating their distribution agreements with us which could subject our affiliate fee revenue to reduction or discounts, which could have an adverse effect on our financial condition.
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

We invest significant resources to acquire and maintain licenses to produce sports programming, and there can be no assurance that we will continue to be successful in our efforts to obtain or maintain licenses to recurring sports events or recoup our investment when the content is distributed.
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
There can also be no assurance that we will recoup our investment in sports programming or that revenue from our content distribution agreements will exceed our costs for the rights for sports programming, as well as the other costs of producing and distributing the programming. The value of programming licenses may be negatively affected by factors outside of our control, such as league agreements and decisions to alter the number, frequency and timing of regular and post-season games played during a season, which could affect the value of our sports rights. The impact of these licenses on our results of operations and cash flows over the term of the licenses depends on a number of factors, including the strength of advertising markets, subscription levels, rates for programming and the timing and amount of our rights payments. Our success with sports programming is highly dependent on consumer acceptance of this content and the size of our viewing audience. If viewers do not find our sports programming content acceptable, we could see low viewership, which could lead to low distribution and advertising revenues and adversely affect our business, financial condition and results of operations.
Our businesses have been, and in the future may be, subject to labor disruption.
We and some of our suppliers and business partners retain the services of writers, directors, actors, announcers, athletes, technicians, trade employees and others involved in the development and production of our television programs, feature films and interactive entertainment (e.g., games) who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take, and have taken, actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages, or the possibility of such actions, including the 2023 WGA and SAG-AFTRA strikes and potential future strikes by other unions involved in development and production, have resulted in, and could in the future result in, delays in the production of, or the release of, our television programs, feature films, and interactive entertainment. For example, the 2023 WGA and SAG-AFTRA strikes caused delays in the production of our television programs and feature films and in the release of certain programming, which impacted our business even after the strikes were ultimately resolved.
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
We have a significant amount of goodwill and other intangible assets on our consolidated balance sheets. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), management periodically assesses these assets to determine if they are impaired. (See Note 2 to the accompanying consolidated financial statements.) The occurrence of certain events or circumstances has resulted in, and could continue to result in, a downward revision in the estimated fair value of a reporting unit or intangible assets. For example, continued negative industry or economic trends, including the decline of traditional linear television viewership and linear ad revenues, declining levels of global GDP growth and soft advertising markets in the U.S., disruptions to our business, inability to effectively integrate acquired businesses, execution risk associated with anticipated growth in our streaming products, underperformance of our content, failure to renew content licenses and distribution agreements, including affiliate and sports rights renewals, unexpected significant changes or planned changes in use of the assets, including in connection with restructuring initiatives, divestitures and continued decline in our market capitalization could negatively affect our estimates of the fair value of our reporting units. When events or changes in circumstances such as this occur, we have needed to, and may in the future need to, write down the value of our goodwill and other intangible assets. If we determine that our estimate of the fair value of a reporting unit is below the recorded value of that unit on our balance sheet, we may record a non-cash impairment loss for the goodwill. For example, in 2024, we determined that our estimate of the fair value of our Global Linear Networks reporting unit was below its recorded value on our balance sheet and we recorded a $9.1 billion pre-tax, non-cash impairment of goodwill. Any charges relating to the impairment of our goodwill and other intangible assets could materially adversely affect our results of operations in the periods recognized.
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
Service disruptions or outages affecting communications satellites or other externally managed critical technology infrastructure, including cloud-based platforms and connectivity services we rely upon, could adversely impact our business, financial condition and results of operations.
We rely on communications satellites, cloud service providers, and other third-party infrastructure and service providers to support the transmission, storage, processing, and delivery of our content and to operate key aspects of our business. We also rely on communications satellites, transmitter facilities, and other technical infrastructure, including fiber and other connectivity services, to transmit programming to affiliates and other distributors. Shutdowns, outages, or other service disruptions affecting communications satellites, cloud-based platforms, transmitter facilities, or related infrastructure will pose significant risks to our operations.
Such disruptions could be caused by power outages, fires, natural disasters, extreme weather, terrorist attacks, war, failures or impairments of communications satellites or cloud-based platforms, failures of on-ground uplinks or downlinks, connectivity interruptions, employee misconduct, third-party interference, failure of service providers to meet contractual requirements, or other similar events. If a communications satellite, cloud-based platform, or other transmission or hosting means (e.g., fiber or other connectivity services) is not able to support our operations, or if any material component thereof fails or becomes inoperable, we may not be able to secure a timely alternative due to, among other factors, the limited number of available service providers and the potential need for additional lead time, technical resources, or infrastructure to implement alternatives. Any such disruption could impair the delivery of our programming or services, harm our reputation, and materially adversely affect our business, financial condition, and results of operations.

Risks Related to Our Financial, Capital and Corporate Structure
The terms of the Bridge Loan Facility may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
In June 2025, we and DGH, a wholly-owned subsidiary of the Company, entered into the Bridge Loan Facility with respect to an 18-month $17 billion term loan, and in February 2026, the Bridge Loan Facility was extended. The Bridge Loan Facility contains a number of restrictive covenants that impose operating restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including the right to engage in mergers, consolidations and asset sales, incur debt and liens, enter into transactions with affiliates, pay dividends and certain other restricted payments and make certain restricted investments. The Bridge Loan Facility requires the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of cash flow available for other purposes such as capital expenditures, investments, share repurchases, mergers and acquisitions, other business opportunities, and other purposes. The Bridge Loan Facility bears interest at a variable rate, which exposes us to the risk of increased interest rates. If we are not able to service our debt or refinance our debt as it becomes due, we could be forced to take unfavorable actions, including limiting investment in our business or selling assets.
A breach of the covenants, nonpayment of any principal or interest when due under the Bridge Loan Facility or upon the occurrence of certain significant corporate events could result in an event of default under the Bridge Loan Facility, which may allow lenders to declare all loans outstanding under the Bridge Loan Facility (including accrued interest and fees payable thereunder) immediately due and payable. Furthermore, an event of default under the Bridge Loan Facility could result in the acceleration of any of our other debt to which a cross-acceleration or cross-default provision applies. Any such default, and any resulting acceleration of our outstanding indebtedness, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the obligations under the Bridge Loan Facility are secured by a lien on substantially all of the personal property assets of DGH, the Company and certain of its wholly-owned domestic subsidiaries and are guaranteed by the Company and certain of its wholly owned subsidiaries. If we are unable to repay the amounts due and payable under the Bridge Loan Facility, the lenders could proceed against the collateral granted to them to secure the loans under the Bridge Loan Facility, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to obtain permanent financing to refinance the Bridge Loan Facility on favorable terms in a timely manner or at all.
Borrowings under the Bridge Loan Facility, net of any prepayments, will become payable in full on the earlier of (x) June 30, 2027 and (y) the date that the previously proposed Separation Transaction occurs. Although we expect to refinance or replace the Bridge Loan Facility with permanent financing prior to its maturity, we may be unable to obtain permanent financing on favorable terms in a timely manner or at all. The permanent financing could subject us to higher borrowing costs and additional restrictive covenants not present in the agreements governing our existing debt or in the Bridge Loan Facility, which could reduce our profitability and diminish our operational flexibility. In addition, the PSKY Merger Agreement imposes certain conditions on the refinancing of the Bridge Loan Facility. If we are unable to refinance or replace the Bridge Loan Facility or access additional credit, or if borrowing costs dramatically increase, our ability to meet our short-term and long-term obligations could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have a significant amount of debt and may incur additional debt, which could adversely affect our financial health and our ability to react to changes in our business and our ability to incur debt, and the use of our funds could be limited by the restrictive covenants in the agreements governing our credit agreements and senior notes.
Our consolidated indebtedness as of December 31, 2025 was $32,567 million, of which $139 million is current. In addition, we have the ability to draw down on a $4,000 million revolving credit facility in the ordinary course, which would have the effect of further increasing our debt to the extent drawn. We are also permitted, subject to certain restrictions under our existing debt agreements, to obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of further increasing our leverage ratio.
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

In addition, our corporate or debt-specific credit rating could be downgraded, which may increase our borrowing costs or subject us to even more restrictive covenants when we incur new debt in the future, which could reduce profitability and diminish operational flexibility. In 2025, S&P, Moody’s and Fitch downgraded certain of our ratings in part due to declines in our linear business, including as a result of the weak operating environment, our leverage ratio, and an increase in secured debt and uncertainty in connection with the previously planned separation of Warner Bros. Credit rating agencies may continue to review and adjust our ratings or outlook.
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
•requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of cash flow available for other purposes such as capital expenditures, investments, share repurchases, mergers and acquisitions, other business opportunities, and other purposes;
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
Our ability to meet our financial obligations and other contractual commitments will depend upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under our credit facilities or any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our subsidiaries to pay dividends or to make other payments or advances to us will depend on their individual operating results and any statutory, regulatory or contractual restrictions, including restrictions under our credit facilities, to which they may be or may become subject. Under the 2017 Tax Cuts and Jobs Act, we were subject to U.S. taxes for the deemed repatriation of certain cash balances held by foreign corporations. While the Company intends to continue to permanently reinvest most of these funds outside of the U.S., current plans include a one-time repatriation of a portion of these funds in 2026.
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
From time to time we may adjust our corporate structure, reporting and operating segments, or business strategies in connection with significant transactions, changes occurring across an evolving media landscape, macroeconomic conditions and/or other changes related to our business. For example, during fiscal year 2022, in connection with the completion of the acquisition (the “WarnerMedia Merger”) in which we acquired the WarnerMedia business (the “WarnerMedia Business”) from AT&T Inc. (“AT&T”), we changed our segment presentation and implemented various restructuring and transformation initiatives. During fiscal year 2025, we implemented a new corporate structure whereby the Company reorganized into two distinct operating divisions. Further, in connection with the previously proposed Separation Transaction, we have implemented, and may continue to implement, various restructuring initiatives. Such changes could incur unforeseen costs and disruptions, are subject to execution risk, and may not produce the anticipated benefits.

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
Our charter and bylaws contain provisions that may make it difficult for a third party to acquire us, even if such acquisition would be beneficial to our stockholders.
Certain provisions of our charter and bylaws may discourage, delay or prevent a change in control that a stockholder may consider favorable. These provisions include the following:
•authorizing the issuance of “blank check” preferred stock without stockholder approval, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•limiting who may call special meetings of stockholders, including by imposing a 20% voting power ownership threshold and certain procedural requirements and limitations on the ability of stockholders to call a special meeting;
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
In addition, under our charter, we have not opted out of the protections of Section 203 of the Delaware General Corporation Law, and we are therefore governed by Section 203 (which does not, for the avoidance of doubt, apply to the PSKY Merger). Accordingly, it is expected that Section 203 will have an anti-takeover effect with respect to transactions that our board of directors does not approve in advance and that Section 203 may discourage takeover attempts that might result in a premium over the market price of WBD capital stock.
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

Risks Related to Domestic and Foreign Laws and Regulations; Other Risks Related to International Operations
Changes in laws and regulations could adversely affect our business, financial condition and results of operations.
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
Risks related to international operations could adversely affect our business, financial condition and results of operations.
We produce and distribute programming and operate streaming services outside the U.S. As a result, our business is, and may increasingly be, subject to certain risks inherent in international business, many of which are beyond our control. These risks include:
•laws and policies affecting trade and taxes, including tariffs, and laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
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
•our ability to obtain the appropriate licenses and other regulatory approvals we need to distribute content in foreign countries, as well as regulatory intervention on how we currently operate, including how we license and distribute content;
•differing degrees of protection for intellectual property and varying attitudes toward the piracy of intellectual property;
•regulations governing new technological developments, such as generative AI, which are nascent and rapidly evolving such that the impact on areas related to our business remains uncertain;
•foreign exchange regulations, or significant fluctuations in foreign currency value and foreign exchange rates, as further described below in this section;
•capital, currency exchange and central banking controls;
•the instability of foreign economies and governments;
•the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the ongoing conflicts in Europe and the Middle East;
•anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, that impose stringent requirements on how we conduct our foreign operations (and any changes to such laws and regulations);
•sanction laws and regulations, such as those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, that restrict our dealings with certain sanctioned countries, territories, individuals and entities; these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia, certain Ukrainian territories, and China;

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
We are subject to domestic and international privacy and data protection laws, which impact our ability to collect, transfer and use personal information. Our efforts to comply with such laws, which are continually evolving, could impose costly obligations on us and generate additional regulatory and litigation risk.
We are subject to domestic and international laws associated with the collection, storage, disclosure, use and protection of personal data, including under the European General Data Protection Regulation, more than a dozen U.S. federal and state privacy laws, including, but not limited to, the California Consumer Privacy Act, and many other international laws and regulations. These laws and regulations are continually evolving and many more U.S. state and federal laws and international laws may pass this year and over the next few years. See the discussion above in “Business – Regulatory Matters.” These evolving privacy, security and data protection laws could require us to expend significant resources to implement additional data privacy and data protection measures, and novel theories and aggressive enforcement of such laws could result in legal claims, regulatory enforcement actions and significant fines and penalties, as well as harm to our reputation and market position.
In addition, increased regulation and enforcement of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use personal information, could adversely affect our business. We could become subject to additional and/or more stringent legal obligations concerning our treatment of subscriber and other personal information, such as laws regarding data localization, data transfer and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses, and such changes could adversely affect our ability to generate advertising revenue.
Environmental, social and governance laws, and regulations may adversely impact our businesses.
U.S. regulators, international regulators, investors, consumers and other stakeholders are increasingly focused on environmental, social, and governance considerations. For example, domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management, AI, and cybersecurity, are under consideration or have been adopted. Many such laws, including the European Union’s Corporate Sustainability Reporting Directive and the greenhouse gas emission regulations that have already been adopted in the state of California and that have been proposed in other jurisdictions, include specific, quantitative disclosures regarding our global operations, both upstream and downstream. These increased disclosure obligations have required and may continue to require us to implement new practices and reporting processes, and have created and may continue to create additional compliance risk. Increasing scrutiny of, and evolving expectations for, sustainability initiatives could increase costs relating to tracking, reporting and compliance, harm our reputation or otherwise adversely affect our business, financial condition and results of operations.
Additionally, if we are unable to live up to evolving stakeholder expectations and industry standards for environmental, social and governance issues, or if we are perceived by consumers, stockholders or employees to have not responded appropriately with respect to these issues, our reputation, and therefore our ability to sell our content, products and services, could be negatively impacted. If, as a result of their assessment of our position on environmental, social, and governance matters, certain investors are dissatisfied with our actions, they may reconsider their investment in the Company. Providers of debt and equity financing may also consider our position on these issues and the ratings of external firms (which we have limited ability to influence) in their decisions involving the Company, which could impact our cost of capital and adversely affect our business.

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
We continue to face the increasing complexity of operating a global business, and we are subject to ever-changing tax policy and regulations around the world. Many foreign jurisdictions are contemplating additional taxes and/or levies on over-the-top services, as well as on media advertising. Other changes in tax laws and the interpretations thereof, or the enactment of new tax legislation in the U.S. or abroad, could have a material impact on our tax liability. In addition, many foreign jurisdictions have increased scrutiny and have either changed, or plan to change, their international tax systems due to the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations. These recommendations include, among other things, profit reallocation rules and a framework for a 15% global minimum corporate income tax rate. Certain countries in which we operate have adopted legislation, and other countries are expected to introduce legislation, to implement these recommendations. In January 2026, the OECD issued additional guidance on the minimum tax framework, including a “side by side” safe harbor framework that would apply to U.S.-parented groups. Even if this safe harbor applies, we would still be subject to local minimum tax regimes in countries that have adopted these rules. The application of the OECD’s recommendations and implementation of legislation is evolving, and we continue to assess the potential impact on our future tax liability.
Additional complexity has also arisen with respect to state aid; i.e., state resources used to provide recipients an advantage on a selective basis that has or could distort competition and affect trade between European member states. In recent years the European Commission has increased their scrutiny of state aid and has deviated from historical E.U. state aid practices. We receive material amounts of financial incentives for conducting our content production activities in various jurisdictions that offer such incentives. If the E.U. or other jurisdictions were to restrict our ability to receive these incentives, such restrictions could have a material impact on our results of operations.

General Risks
Theft of our intellectual property, unauthorized duplication, distribution and exhibitions of our intellectual property, and other impairments of our intellectual property rights may decrease revenues and adversely affect our business, financial condition, and results of operations.
The success of our business depends in part on effective and deterrent laws efficiently implemented by law enforcement to enable our ability to maintain and enforce the intellectual property rights underlying our content and brands. We are a global media and entertainment company, and piracy or other infringement of our intellectual property (including digital content, feature films, television programming, gaming, and other content), brands and other intellectual property has the potential to materially adversely affect us. Piracy is particularly prevalent in parts of the world that do not effectively enforce intellectual property rights and laws. Even in territories like the U.S. that have stronger intellectual property laws, legal frameworks that are unresponsive to modern realities, combined with the lack of effective technological prevention and enforcement measures, may impede our enforcement efforts. Our enforcement activities depend in part on third parties, including technology and platform providers, whose cooperation and effectiveness cannot be assured to any degree. In addition, technological advances that allow the almost instantaneous unauthorized copying and downloading of content into digital formats without any degradation of quality from the original facilitate the rapid creation, transmission, and sharing of high-quality unauthorized copies. This is also true for broadcast signals, which can be retransmitted without any degradation of quality from the original via unauthorized services. Other technological developments that increase the threat of infringement of our intellectual property include advances in AI, such as generative AI and large language model applications and the recent emergence of AI video generation platforms, digital copying, file compression technology, growing penetration of high-bandwidth internet connections, increased availability and speed of mobile data networks and new devices and applications that enable unauthorized access to content. In addition, the proliferation of user-generated content sites and live and stored video streaming sites that deliver unauthorized copies of copyrighted content could adversely affect our business. The proliferation of unauthorized reproduction, display, distribution and/or use of our content may have a material adverse effect on our business and profitability. For example, it may reduce the revenue that we potentially could receive from the legitimate sale and distribution of our content, as well as from the sale of advertising in connection with our content. Our more successful and popular content or franchises could experience higher levels of piracy or other infringing activity, particularly around key release dates, which could adversely affect our revenue. We may also need to spend significant amounts of money on improvement of technological platform security and enforcement activities, including litigation, to protect our intellectual property rights. Further, new technologies such as generative AI and their impact on our intellectual property rights remain uncertain, and development of the law in this area could negatively impact our ability to deploy new technologies or our ability to protect against infringing uses or result in infringement claims against us. In addition, our use or adoption of new and emerging technologies could also increase our exposure to intellectual property claims and further increase our enforcement costs.
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
Attracting, developing, motivating, retaining and investing in talented employees are essential to the successful delivery of our content, products and services and success in the marketplace. Our business depends upon the continued efforts, abilities and expertise of our corporate and divisional executive teams and entertainment personalities, and the ability to attract and retain these talented employees and personalities is critical in the development and delivery of content, products and services, which are integral components of our growth strategy. Competition for employees and personalities can be intense and if we are unable to successfully integrate, motivate and competitively recognize and reward our current employees, we may not be able to retain them. If we are unable to retain these employees or attract new employees in the future, our ability to effectively compete with our competitors and to grow our business could be materially adversely affected.
Additionally, the pendency of the PSKY Merger could adversely affect both employee morale and our reputation as an employer, which could make it more difficult for us to retain existing employees and hire new employees in the future.

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
In the ordinary course of our business, cyber criminals and other malicious actors consistently target us and our service providers. Our systems and our service providers’ systems have been, and likely will continue to be, targets and in some cases breached as a result of cybersecurity attacks. These systems could also be breached or disrupted due to employee error or misconduct, system vulnerabilities, power outages, natural disasters, extreme weather, terrorist attacks, war or other catastrophic events, as well as malicious code, hacking and phishing attacks, malware, ransomware, or otherwise. In addition, despite efforts to detect cybersecurity breaches, cybersecurity attacks can persist for an extended period of time before being detected, and following detection, it may take considerable time to understand the nature, scope, impact and timing of the cyberattack or resolve the cyberattack. The risk of cyberattacks is significant and continues to evolve as technologies advance and cyber criminals conduct their attacks using more sophisticated methods, including those which use AI. We may be unable to anticipate these methods and implement adequate preventative measures.
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
We have implemented processes, strategies and incident response plans designed to identify, assess and manage cybersecurity risks and information security vulnerabilities (as further described in Item 1C. Cybersecurity). However, our procedures may not be sufficient to adequately mitigate the negative impacts of a cybersecurity breach or adverse event and we may not have adequate insurance coverage to compensate us for any losses that may occur. Additionally, applicable data privacy laws and regulations may require us to notify relevant regulators and/or consumers of cybersecurity incidents, or to implement other requirements, any of which could be costly.
If our or our service providers’ information security systems or data are compromised, such compromises could result in a disruption of services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal, regulatory and financial exposure, each of which could potentially have an adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations may be negatively impacted by the outcome of uncertainties related to litigation.
From time to time, we are subject to a number of legal claims, regulatory investigations, litigation actions (asserted individually and/or on behalf of a class), and/or arbitration proceedings, both in the U.S. and in foreign countries, including, at any particular time, claims relating to antitrust, intellectual property, employment, wage and hour, consumer privacy, free speech, regulatory and tax proceedings, contractual and commercial disputes, and the production, distribution, and licensing of our content. We also spend substantial resources complying with various government standards, including any related investigations and litigation. We may incur significant expenses defending such suits or government charges and may be required to pay amounts or otherwise change our operations in ways that could materially adversely affect our business, financial condition and results of operations. This could result in an increase in our cost for defense or settlement of claims or indemnification obligations if we were to be found liable in excess of our historical experience. Even if we believe a claim is without merit, and/or we ultimately prevail, defending against the claim could be time-consuming and costly and divert our management’s attention and resources away from our business.
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
Decreases in consumer discretionary spending in the U.S. and other countries where our content is distributed may cause a decrease in cable television subscriptions, subscriptions to our streaming products, or movie theater attendance to view our feature films, among others, all of which may negatively affect our revenues and results of operations.
In addition, our business and operations has been, and in the future could be, disrupted or impacted by other global events, including political, social, or economic unrest, terrorism, hostilities, natural disasters such as earthquakes, or pandemics. For example, the COVID-19 pandemic had numerous effects on our business, including a decrease in advertising revenues, a postponement of significant live events, and reduced movie theater attendance. Other global events in the future could disrupt our business and operations in unpredictable ways.
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
•the announcement or completion of, or interim developments or publicity related to, significant transactions by us (such as the PSKY Merger) or a competitor;
•overall general market fluctuations and other events affecting the stock market generally; and

•the economic and political conditions in the U.S. and internationally, as well as other factors described in this Item 1A. Risk Factors.
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
We contribute to various multiemployer defined benefit pension plans (the “multiemployer plans”) under the terms of collective bargaining agreements that cover certain of our union-represented employees which could subject us to liabilities in certain circumstances. The amount of funds we may be obligated to contribute to multiemployer plans in the future cannot be estimated, as these amounts are based on future levels of work of the union-represented employees covered by the multiemployer plans, investment returns and the funding status of such plans. As of December 31, 2025, we were an employer that provided more than 5% of total contributions to certain of the multiemployer plans in which we participate. If we choose to stop participating or substantially reduce participation in certain of these plans, we may be subject to a withdrawal liability. In addition, actions taken by any other participating employer that lead to a deterioration of the financial health of a multiemployer plan may result in the unfunded obligations of the multiemployer plan being borne by its remaining participating employers, including us. To the extent a multiemployer plan is underfunded or in endangered, seriously endangered or critical status, additional required contributions and benefit reductions may apply. We currently contribute to multiemployer plans that are underfunded, and, as such, under federal law we may be subject to substantial liabilities in the event of a complete or partial withdrawal from, or a voluntary or involuntary withdrawal from, or termination of, such plans. There can be no assurance that we will not be subject to liabilities in the future due to the foregoing or other circumstances that may arise in connection with these plans or that we can adequately mitigate these costs, any of which could materially adversely affect our business, financial condition and results of operations.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 1C. Cybersecurity.
We have a cybersecurity program to assess and manage risks to the confidentiality, integrity, and availability of our data, networks and technology assets across WBD. Our board of directors oversees risk management at WBD and has delegated functional oversight of cybersecurity and information technology risks to our board of directors’ audit committee (the “Audit Committee”). Our Chief Information Security Officer (“CISO”) is responsible for the management of such risks and oversees a global organization whose responsibilities include proactively managing and monitoring information and content security, cybersecurity risk, and processes to enable secure and resilient access to, and use of, WBD products and services.
Risk Management and Strategy
We have a cybersecurity risk management strategy for safeguarding our digital assets that includes both technical and non-technical cybersecurity controls. Our cybersecurity risk management processes are designed to evolve in response to changes in our business, technological environment, and the broader threat landscape and are aligned and integrated into our overall enterprise risk management approach. Our multi-layered technical defense involves a series of protective measures across various levels of our technological environment. This includes fortifying our network perimeter through intrusion detection and prevention systems, securing individual devices with antivirus solutions and endpoint detection, implementing network security measures, and ensuring the resilience of applications. In addition to these technical security solutions, we also leverage non-technical methods, such as promoting a cybersecurity-conscious culture throughout WBD which includes mandatory annual cybersecurity training for all employees, a regular cadence of cybersecurity messaging to our employees, and frequent phishing simulations. Further, we engage independent third parties to conduct annual internal and external penetration testing and independent assessments of our cybersecurity risk management practices using the National Institute of Standards and Technology’s cybersecurity framework and other leading industry practices as guidelines. We also engage an independent third party to conduct a biennial cybersecurity maturity assessment to evaluate the maturity of our entire cybersecurity program.
We also invest in cybersecurity incident detection and response. Our Cybersecurity Operations Center provides continuous threat monitoring and anomaly detection that is intended to prevent or minimize damage from a cybersecurity attack. We have a Cybersecurity Incident Response Plan that establishes procedures, roles, responsibilities, and communication protocols for WBD executive management and technical staff in the event of a cybersecurity incident. We periodically review and enhance our cybersecurity incident response processes and conduct exercises involving relevant stakeholders to assess preparedness and response effectiveness. We test the efficacy of the Cybersecurity Incident Response Plan and assess our response capabilities by conducting annual tabletop exercises that simulate cybersecurity threat scenarios.

We have ongoing processes to identify and assess cybersecurity risks associated with current and prospective third-party service providers. Our third-party cybersecurity risk management processes are risk-based and ongoing and are designed to assess cybersecurity considerations throughout the vendor relationship lifecycle. These processes include a vendor cybersecurity compliance assessment at the time of onboarding, contract renewal and/or as needed in the event of a cybersecurity incident affecting such third-party vendor. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and notify us in the event of a cybersecurity incident that impacts us.
We have established cybersecurity information sharing and collaboration practices with both government agencies and industry partners, which we believe enhances our overall cybersecurity resilience.
We periodically experience cybersecurity incidents, but, as of December 31, 2025, we are not aware of any such incidents that have materially impacted or are reasonably likely to materially impact our business, financial condition or results of operations. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents or will not discover additional information about previously detected events. See Item 1A, “Risk Factors” for details on the risks from cybersecurity threats that we face.
Governance
We have established a cybersecurity governance framework designed to provide effective oversight, clear accountability and appropriate escalation across WBD. Our cybersecurity program is led by our CISO, who is responsible for the design, implementation and operation of controls to prevent, detect, mitigate and remediate cybersecurity threats. The CISO assesses and monitors our cybersecurity posture through ongoing engagement with our content and information security team and provides regular reporting to WBD executive management and the Audit Committee in accordance with established governance and escalation protocols.
WBD executive management is engaged in the governance of our cybersecurity program through defined oversight, reporting and escalation mechanisms. Our Chief Financial Officer, Chief Legal Officer, Chief Audit and Risk Officer and Chief Information Officer receive regular updates regarding cybersecurity risks, incidents and program initiatives and participate in governance, prioritization and escalation decisions as appropriate to their respective enterprise responsibilities.
Our board of directors oversees our overall enterprise risk management approach, including risks related to cybersecurity and information technology. Our board of directors has delegated primary oversight responsibility for cybersecurity and information technology risks to the Audit Committee. The Audit Committee receives regular reports from our CISO, at least quarterly, regarding our cybersecurity risk posture, significant developments in the threat landscape, the effectiveness of controls, and progress on initiatives to strengthen and enhance our cybersecurity program. The Audit Committee also receives updates outside of the regular reporting cadence when warranted by significant events, emerging risks or regulatory developments and may devote additional meeting time to in-depth review of cybersecurity matters or education on relevant topics. The Chair of the Audit Committee provides readouts to our board of directors on matters, including cybersecurity matters, reviewed at meetings of the Audit Committee.
We maintain a Cybersecurity Incident Response Plan that defines incident severity thresholds, escalation protocols and reporting requirements and facilitating coordination across multiple parts of the Company. We also have processes in place designed to ensure that decisions regarding public disclosure and reporting of cybersecurity incidents can be made in a timely manner. Cybersecurity incidents that meet established escalation criteria are reported to WBD executive management and as appropriate, to the Audit Committee, to support timely oversight and response.
Our cybersecurity governance framework also includes ongoing assessment and testing of controls and response capabilities, including tabletop exercises, penetration testing and third-party assessments, to help evaluate program effectiveness and inform continuous improvement.
Our CISO brings extensive experience leading global cybersecurity and information security programs across complex public- and private-sector organizations, with expertise in cybersecurity risk management, data protection and regulatory compliance, and holds industry-recognized cybersecurity certifications.
ITEM 2. Properties.
The Company’s headquarters are located in New York City at 230 Park Ave. South. The Company owns and leases approximately 16 million square feet of offices; studios; technical, production and warehouse spaces; and other properties in numerous locations in the U.S. and around the world for its businesses. Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations housed within. The following table sets forth information as of December 31, 2025, with respect to the Company’s principal properties:

Location	Principal Use	Approximate Square Footage	Type of Ownership; Expiration Date of Lease
Burbank, CA 4000 Warner Blvd.	Studios	2,600,000	Owned.
New York, NY 30 Hudson Yards	Streaming, Studios, Global Linear Networks, and Corporate	1,500,000	Leased; expires in 2034.
Leavesden, UK Warner Drive (Studios); Studio Tour Drive (Studio Tour); 5 and 6 Hercules Way (Leavesden Park)	Studios	1,300,000	Owned.
Atlanta, GA 1050 Techwood Drive	Streaming, Global Linear Networks, and Corporate	1,170,000	Owned.
Burbank, CA 100 and 200 South California Street	Studios and Corporate	811,000	Leased; Tower 1 expires in 2037, and Tower 2 expires in 2039.
Santiago, Chile Pedro Montt 2354	Studios and Global Linear Networks	610,000	Owned.
Tokyo, Japan 1-1625-1, Kasuga-cho, Nerima-ku	Studios	531,000	Leased; expires in 2053.
Burbank, CA 3000 West Alameda Avenue	Studios	436,000	Leased; expires in 2027.
New York, NY 230 Park Ave. South	Headquarters, Streaming, Studios, Global Linear Networks, and Corporate	360,000	Leased; expires in 2037.
Warsaw, Poland Wiertnicza 166	Streaming, Studios, Global Linear Networks, and Corporate	335,000	Owned.
Culver City, CA 8900 Venice Boulevard	Streaming and Global Linear Networks	244,000	Leased; expires in 2036.
Cardington, Bedfordshire, UK Cardington Airfield, Shed 1	Studios	220,000	Leased; expires in 2027.
Radlett, UK Ventura Park, Old Parkbury Lane	Studios	198,000	Leased; expires in 2028 and 2034.
Krakow, Poland Plk. Dabka 2	Studios and Global Linear Networks	151,000	Leased; expires in 2026.
Hyderabad, India Phoenix Equinox Tower 2	Corporate	139,000	Leased; expires in 2030.
Buenos Aires, Argentina 599 and 533 Defensa Street	Streaming, Studios, Global Linear Networks, and Corporate	129,000	Owned.
London, UK 160 Old Street	Streaming, Studios, Global Linear Networks, and Corporate	116,000	Leased; expires in 2034.
London, UK Chiswick Park, Bldg. 1 & 2	Streaming, Studios, Global Linear Networks, and Corporate	115,000	Leased; expires in 2034.
Richmond, Canada 13480 Crestwood Place	Studios	114,000	Leased; expires in 2030.
Hyderabad, India Block A, International Tech Park	Corporate	110,000	Leased; expires in 2028.
Washington, DC 820 First Street	Global Linear Networks	110,000	Leased; expires in 2031.

Location	Principal Use	Approximate Square Footage	Type of Ownership; Expiration Date of Lease
Mexico City, Mexico Paseo de las Palmas, 425 Col. Lomas de Chapultepec	Corporate	91,000	Leased; expires in 2029.
Paris, France L’Amiral, ZAC Forum Seine	Streaming, Global Linear Networks, and Corporate	81,000	Leased; expires in 2031.
Bangalore, India Embassy Tech Village, Block 8C	Corporate	64,000	Leased; expires in 2030.
Paris, France Equilis 46 rue Camille Desmoulins	Streaming, Global Linear Networks, and Corporate	50,000	Leased; expires in 2034.
Sterling, VA 45580 Terminal Drive	Global Linear Networks and Corporate	54,000	Owned.
Knoxville, TN 265 Brookview Center Way	Global Linear Networks and Corporate	53,000	Leased; expires in 2033.
Bellevue, WA 225 108th Avenue NE	Streaming	48,000	Leased; expires in 2030.
Silver Spring, MD 8403 Colesville Road	Global Linear Networks and Corporate	47,000	Leased; expires in 2030.
Warsaw, Poland Q22 Building, Jana Pawla II	Corporate	39,000	Leased; expires in 2031.
Mexico City, Mexico 405 Paseo de las Palmas Avenue	Corporate	31,000	Leased; expires in 2030.

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
PSKY Complaint. On January 12, 2026, PSKY filed a complaint in the Delaware Court of Chancery against our board of directors (and our Chair Emeritus, Dr. Malone) and the Company. The suit asserts a claim for breach of fiduciary duty against the directors, alleging that our board of directors failed to disclose material information in both the Solicitation/Recommendation Statement on Schedule 14D-9, filed on December 17, 2025, and the amendment to that Schedule 14D-9, filed on January 7, 2026. PSKY also requested that the court expedite the case in light of the then-current expiration date of PSKY’s tender offer on January 21, 2026. On January 15, 2026, the Delaware Court of Chancery denied PSKY’s request for expedition, stating that PSKY failed to demonstrate that it would suffer any irreparable harm in its capacity as a stockholder of the Company if the litigation was not expedited, among other reasons. On February 2, 2026, the Company moved to dismiss the complaint. Pursuant to the PSKY Merger Agreement, PSKY will file a voluntary notice of dismissal with prejudice with respect to the complaint, within one business day of the execution of the PSKY Merger Agreement, and promptly take any further actions required to dismiss with prejudice the complaint.

Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named WBD, Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025. As of September 24, 2025, the motion has been fully briefed and is pending before the court.
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
As of February 27, 2026, the following individuals are the executive officers of the Company.
David M. Zaslav, President, Chief Executive Officer, and a director
Age: 66
Executive Officer since 2007
Mr. Zaslav has served as our President and Chief Executive Officer and a member of our board of directors since the closing of the WarnerMedia Merger on April 8, 2022. Prior to the closing, Mr. Zaslav served as Discovery Inc.’s (“Discovery”) President and Chief Executive Officer from January 2007 until April 2022 and a common stock director of Discovery from September 2008 until April 2022.
Gunnar Wiedenfels, Chief Financial Officer
Age: 48
Executive Officer since 2017
Mr. Wiedenfels has served as our Chief Financial Officer since the closing of the WarnerMedia Merger on April 8, 2022. Prior to the closing, Mr. Wiedenfels served as Discovery’s Chief Financial Officer from April 2017 until April 2022.

Priya Aiyar, Chief Legal Officer
Age: 51
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
Bruce L. Campbell, Chief Revenue and Strategy Officer
Age: 58
Executive Officer since 2008
Mr. Campbell has served as our Chief Revenue and Strategy Officer since the closing of the WarnerMedia Merger on April 8, 2022. Prior to the closing, he served as Discovery’s Chief Development, Distribution and Legal Officer. Mr. Campbell has served in several senior executive roles at Discovery, including as Chief Distribution Officer from October 2015 to April 2022, Chief Development Officer from August 2010 to April 2022, General Counsel from December 2010 to April 2017, Digital Media Officer from August 2014 to October 2015 and President, Digital Media & Corporate Development from March 2007 to August 2010.
Amy Girdwood, Chief People and Culture Officer
Age: 56
Executive Officer since 2025
Ms. Girdwood was appointed as our Chief People and Culture Officer on March 6, 2025. Prior to becoming our Chief People and Culture Officer, Ms. Girdwood served in several senior executive roles at the Company since joining in July 1993, including as Executive Vice President, People and Culture from February 2007 to March 2025 and was responsible for supporting the International and Streaming leadership and employee population.
Lori Locke, Chief Accounting Officer
Age: 62
Executive Officer since 2019
Ms. Locke has served as our Chief Accounting Officer since the closing of the WarnerMedia Merger on April 8, 2022. Prior to the closing, Ms. Locke served as Discovery’s Chief Accounting Officer from June 2019 to April 2022.
Jean-Briac Perrette, CEO and President, Global Streaming and Games
Age: 54
Executive Officer since 2014
Mr. Perrette has served as our CEO and President of Global Streaming and Games since the closing of the WarnerMedia Merger on April 8, 2022. Prior to the closing, he served as President and CEO of Discovery International (formerly referred to as Discovery Networks International) from June 2016 until April 2022, and served as President of Discovery Networks International from March 2014 to June 2016. Prior to that, Mr. Perrette served as Discovery’s Chief Digital Officer from October 2011 to February 2014.
Gerhard Zeiler, President, International
Age: 70
Executive Officer since 2022
Mr. Zeiler has served as our President, International since the closing of the WarnerMedia Merger on April 8, 2022. Prior to the closing, Mr. Zeiler served as President of WarnerMedia International from August 2020 to April 2022 and prior to that, Chief Revenue Officer of WarnerMedia from March 2019 to August 2020. Mr. Zeiler was President of Turner Broadcasting System International from May 2012 to February 2019.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
WBD common stock is listed and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WBD”.
As of February 12, 2026, there were approximately 549,967 holders of record of WBD common stock. This amount does not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but includes each such institution as one shareholder.

We have not paid any cash dividends on WBD common stock and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, financial condition and other relevant factors such as our credit facility’s restrictions on our ability to declare dividends in certain situations.
Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (a) WBD common stock (which began trading on April 11, 2022) and Discovery Series A common stock, Series B convertible common stock, and Series C common stock (which ceased trading on April 8, 2022), (b) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and (c) the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media & Entertainment Index”) for the five years ended December 31, 2025. The graph assumes $100 was invested in each of Discovery Series A common stock, Series B convertible common stock, and Series C common stock, the S&P 500 Index, and the S&P 500 Media & Entertainment Index on December 31, 2020, and that $100 was invested in WBD common stock on April 11, 2022, the date on which it began trading. Note that historic stock price performance is not necessarily indicative of future stock price performance.
Note: Peer group indices use beginning of period market capitalization weighting.
Note: Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.

	December 31,		April 11,	December 31,
	2020	2021	2022	2022	2023	2024	2025
WBD			$100.00	$38.26	$45.92	$42.66	$116.30
DISCA	$100.00	$78.23	$81.19
DISCB	$100.00	$91.82	$75.46
DISCK	$100.00	$87.44	$93.24
S&P 500 Index	$100.00	$128.71	$119.63	$105.40	$133.10	$166.40	$196.16
S&P 500 Media & Entertainment Index	$100.00	$126.94	$104.44	$71.20	$118.24	$167.25	$227.74
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
This section provides an analysis of our financial results for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024. A discussion of our results of operations and liquidity for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 27, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at ir.wbd.com. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
In connection with the WarnerMedia Merger, we have announced and taken actions to implement projects to achieve cost synergies for the Company. We finalized the framework supporting our ongoing restructuring and transformation initiatives during the year ended December 31, 2022, which included, among other things, strategic content programming assessments, organization restructuring, facility consolidation activities, and other contract termination costs. At that time, we expected to incur approximately $4,100 - $5,300 million in pre-tax restructuring charges, of which we incurred $4,662 million as of December 31, 2024. While our restructuring efforts are ongoing, the WarnerMedia Merger-related restructuring program was substantially completed at the end of 2024. During 2023, we initiated a strategic realignment plan associated with our Warner Bros. Pictures Animation group. During 2024, we initiated two additional restructuring initiatives - an organizational and personnel restructuring plan and a restructuring initiative associated with our Warner Bros. Games group. During 2025, we initiated restructuring plans related to the previously proposed Separation Transaction.
As of December 31, 2025, we classified our operations in three reportable segments:
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
Consolidated Results of Operations – 2025 vs. 2024
Our consolidated results of operations for 2025 and 2024 were as follows (in millions).

	Year Ended December 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$19,262	$19,701	(2)%	(2)%
Advertising	7,306	8,090	(10)%	(11)%
Content	9,647	10,297	(6)%	(7)%
Other	1,081	1,233	(12)%	(15)%
Total revenues	37,296	39,321	(5)%	(5)%
Costs of revenues, excluding depreciation and amortization	20,885	22,970	(9)%	(9)%
Selling, general and administrative	9,418	9,296	1%	1%
Depreciation and amortization	5,684	7,037	(19)%	(19)%
Restructuring and other charges	399	447	(11)%	(11)%
Impairments and loss on dispositions	172	9,603	(98)%	(98)%
Total costs and expenses	36,558	49,353	(26)%	(26)%
Operating income (loss)	738	(10,032)	NM	NM
Interest expense, net	(2,085)	(2,017)
Gain on extinguishment of debt	2,945	632
Loss from equity investees, net	(24)	(121)
Other income, net	65	150
Income (loss) before income taxes	1,639	(11,388)
Income tax expense	(890)	(94)
Net income (loss)	749	(11,482)
Net (income) loss attributable to noncontrolling interests	(24)	129
Net loss attributable to redeemable noncontrolling interests	2	42
Net income (loss) available to Warner Bros. Discovery, Inc.	$727	$(11,311)
NM - Not meaningful
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.

Revenues
Distribution revenues are generated from fees charged to network distributors, which include cable, DTH satellite, telecommunications and digital service providers, and streaming subscribers. The largest component of distribution revenue is comprised of linear distribution rights to our networks from cable, DTH satellite, and telecommunication service providers. We have contracts with distributors representing most cable and satellite service providers around the world, including the largest operators in the U.S. and major international distributors. Distribution revenues are largely dependent on the rates negotiated in the agreements, the number of subscribers that receive our networks, the number of platforms covered in the distribution agreement, and the market demand for the content that we provide. From time to time, renewals of multi-year carriage agreements include significant year one market adjustments to reset subscriber rates. In some cases, we have provided distributors launch incentives, in the form of cash payments or free periods, to carry our networks.
Distribution revenue decreased 2% in 2025, primarily attributable to an 9% decline in Networks domestic linear subscribers and the impact of the previously disclosed domestic wholesale deal renewal that occurred in the second quarter of 2025, partially offset by a 13% increase in streaming subscribers as a result of continued growth and global expansion of HBO Max and a 3% increase in domestic contractual affiliate rates.
Advertising revenues are principally generated from the sale of commercial time on linear (television networks and authenticated TVE applications) and digital platforms (streaming subscription services and websites), and sold primarily on a national basis in the U.S. and on a pan-regional or local-language feed basis outside the U.S. Advertising contracts generally have a term of one year or less. Advertising revenue is dependent upon a number of factors, including the number of subscribers to our channels, viewership demographics, the popularity of our content, our ability to sell commercial time over a group of channels, the stage of development of television markets, and the popularity of free-to-air television. Revenue from advertising is subject to seasonality, market-based variations, the mix in sales of commercial time between the upfront and scatter markets, and general economic conditions. Advertising revenue is typically highest in the second and fourth quarters. In some cases, advertising sales are subject to ratings guarantees that require us to provide additional advertising time if the guaranteed audience levels are not achieved. We also generate revenue from the sale of advertising through our digital platforms on a stand-alone basis and as part of advertising packages with our television networks.
Advertising revenue decreased 11% in 2025, primarily attributable to audience declines in domestic linear networks of 25%, partially offset by an increase in domestic HBO Max ad-lite subscribers.
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
Content revenue decreased 7% in 2025, primarily attributable to sublicensing of Olympic sports rights in Europe, which had a favorable impact of $576 million on content revenue in 2024, lower initial telecast revenue due to fewer deliveries, and a decrease in games revenue due to lower carryover and fewer releases in 2025, partially offset by an increase in theatrical product revenue due to higher film rental revenue.
Other revenue primarily consists of studio production services and tours, and decreased 15% in 2025.
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
Costs of revenues decreased 9% in 2025, primarily attributable to the broadcast of the Olympics in 2024, which had an unfavorable impact to costs of revenues of $664 million in 2024, lower games content expense due to impairments of $384 million in the prior year and lower content expense commensurate with lower revenue in 2025, and lower content expense related to the amortization of purchase accounting fair value step-up for content, partially offset by higher international content costs to support HBO Max launches and higher theatrical content expense commensurate with higher revenue.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee costs, marketing costs, research costs, occupancy, and back office support fees.
Selling, general and administrative expenses increased 1% in 2025, primarily attributable to higher overhead costs, partially offset by lower marketing costs.

Depreciation and Amortization
Depreciation and amortization expense includes depreciation of fixed assets and amortization of finite-lived intangible assets.
Depreciation and amortization decreased 19% in 2025, primarily attributable to intangible assets acquired in connection with the WarnerMedia Merger that are being amortized using the sum of the months’ digits method and the end of the useful life for certain intangible assets, partially offset by the shortening of the useful lives of certain intangible assets. (See Note 5 to the accompanying consolidated financial statements.)
Restructuring and Other Charges
Restructuring and other charges decreased 11% in 2025. Restructuring and other charges primarily includes contract terminations, facility consolidation activities, organizational restructuring, and other charges. (See Note 6 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions were $172 million and $9,603 million in 2025 and 2024, respectively. The loss in 2024 was primarily attributable to a $9,147 million non-cash goodwill impairment charge related to the Global Linear Networks reporting unit during the second quarter of 2024 and $411 million right-of-use asset (“ROU asset”) impairment charges primarily related to the Hudson Yards, New York office lease. Impairments in 2025 were primarily attributable to an additional $112 million ROU asset impairment charge related to the Hudson Yards, New York office lease. (See Note 5 and Note 12 to the accompanying consolidated financial statements.)
Interest Expense, net
Actual interest expense, net increased $68 million in 2025, primarily attributable by higher interest costs associated with the Bridge Loan Facility, partially offset by lower debt during the year. (See Note 11 to the accompanying consolidated financial statements.)
Gain on Extinguishment of Debt
During 2025, the Company commenced and completed the Tender Offers (as defined herein) by purchasing senior notes and debentures in the aggregate principal amount of $17,665 million and recorded a gain on extinguishment of debt of approximately $2,959 million. (See Note 11 to the accompanying consolidated financial statements.)
Loss from Equity Investees, net
Actual losses from our equity method investees were $24 million and $121 million in 2025 and 2024, respectively. The losses are attributable to our share of earnings and losses from our equity investees. (See Note 10 to the accompanying consolidated financial statements.)
Other Income, net
Other income, net was $65 million and $150 million in 2025 and 2024, respectively. (See Note 18 to the accompanying consolidated financial statements.)
Income Tax Expense
Income tax expense was $890 million and $94 million, and the Company’s effective tax rate was 54% and (1)% for 2025 and 2024, respectively. The increase in income tax expense in 2025 was primarily attributable to an increase in pre-tax book income, including a $2,959 million gain recognized in connection with the Tender Offers in 2025, as well as the absence of a non-cash goodwill impairment charge of $9,147 million recorded in 2024, the majority of which was not deductible for tax purposes (See Note 5 and Note 11).
Income tax expense for 2025 reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to the effect of foreign operations and changes in unrecognized tax benefits.
The Organisation for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of December 31, 2025, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.

Segment Results of Operations – 2025 vs. 2024
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
Management believes that Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s CODM to assess the operating results and performance of the segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. (See Note 23 to the accompanying consolidated financial statements.)
The table below presents our Adjusted EBITDA by segment (in millions).

	Year Ended December 31,
	2025	2024	% Change
Streaming	$1,370	$677	NM
Studios	2,545	1,652	54%
Global Linear Networks	6,412	8,149	(21)%
Corporate	(1,096)	(1,260)	13%
Inter-segment eliminations	(487)	(186)	NM
Supplemental Streaming & Studios and Global Linear Networks Division Information
The following tables present, for our Streaming & Studios and Global Linear Networks divisions, supplemental information about revenues and Adjusted EBITDA (in millions).
Revenues

	Year Ended December 31,
	2025	2024	% Change	% Change (ex-FX)
Streaming	$10,876	$10,313	5%	5%
Studios	12,619	11,607	9%	8%
Streaming & Studios eliminations	(3,124)	(2,129)	(47)%	(47)%
Streaming & Studios	20,371	19,791	3%	3%
Global Linear Networks	17,656	20,175	(12)%	(13)%
Corporate	2	8	(75)%	(75)%
Other inter-segment eliminations	(733)	(653)	(12)%	(12)%
Total revenues	$37,296	$39,321	(5)%	(5)%

Adjusted EBITDA

	Year Ended December 31,
	2025	2024	% Change	% Change (ex-FX)
Streaming	$1,370	$677	NM	NM
Studios	2,545	1,652	54%	52%
Streaming & Studios eliminations	(419)	(202)	NM	NM
Streaming & Studios	3,496	2,127	64%	66%
Global Linear Networks	6,412	8,149	(21)%	(21)%
Corporate	(1,096)	(1,260)	13%	15%
Other inter-segment eliminations	(68)	16	NM	NM
Adjusted EBITDA	$8,744	$9,032	(3)%	(3)%
 Streaming Segment
The following table presents, for our Streaming segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Year Ended December 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$9,444	$9,022	5%	5%
Advertising	1,032	855	21%	20%
Content	388	428	(9)%	(10)%
Other	12	8	50%	50%
Total revenues	10,876	10,313	5%	5%
Costs of revenues, excluding depreciation and amortization	7,401	7,459	(1)%	(1)%
Selling, general and administrative	2,105	2,177	(3)%	(4)%
Adjusted EBITDA - Streaming segment	1,370	677	NM	NM
Depreciation and amortization	1,415	1,831
Restructuring and other charges	27	3
Transaction and integration costs	—	(1)
Impairment and amortization of fair value step-up for content	169	282
Impairments and loss on dispositions	23	47
Operating loss	$(264)	$(1,485)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Subscriber information (as defined under Item 1. “Business”) consisted of the following (in millions).

	December 31, 2025	December 31, 2024	% Change
Total Domestic subscribers	59.2	57.1	4%
Total International subscribers	72.4	59.8	21%
Total Streaming subscribers	131.6	116.9	13%
Distribution revenue increased 5% in 2025, primarily attributable to a 13% increase year-over-year in subscribers as a result of continued growth and global expansion of HBO Max, including new distribution deals, partially offset by the impact of the previously disclosed domestic wholesale deal renewal that occurred in the second quarter of 2025.
Advertising revenue increased 20% in 2025, primarily attributable to an increase in ad-lite subscribers, partially offset by domestic pricing pressures.

Global ARPU consisted of the following.

	Year Ended December 31,
	2025	2024	% Change (ex-FX)
Domestic ARPU	$10.79	$11.89	(9)%
International ARPU	$3.80	$3.85	(1)%
Global ARPU[1]	$6.92	$7.76	(11)%
Global ARPU decreased 11% in 2025, primarily attributable to broader wholesale distribution of HBO Max Basic with Ads, the impact of the previously disclosed domestic wholesale deal renewal that occurred in the second quarter of 2025, and growth in lower ARPU international markets.
Content revenue decreased 10% in 2025, primarily attributable to lower third-party licensing as a result of launching HBO Max in new international markets.
Costs of Revenues
Cost of revenues decreased 1% in 2025, primarily attributable to lower content costs due to lower sports costs and the timing of releases, partially offset by higher international content costs to support HBO Max launches.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses decreased 4% in 2025, primarily attributable to lower marketing costs, partially offset by higher overhead expenses.
Adjusted EBITDA
Adjusted EBITDA increased $693 million in 2025.
1ARPU: The Company defines Streaming Average Revenue Per User (“ARPU”) as total subscription revenue plus net advertising revenue for the period divided by the daily average number of paying subscribers for the period. Where daily values are not available, the sum of beginning of period and end of period divided by two is used.
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

	Year Ended December 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$8	$8	—%	—%
Advertising	1	5	(80)%	(80)%
Content	11,740	10,717	10%	9%
Other	870	877	(1)%	(3)%
Total revenues	12,619	11,607	9%	8%
Costs of revenues, excluding depreciation and amortization	7,397	7,530	(2)%	(2)%
Selling, general and administrative	2,677	2,425	10%	10%
Adjusted EBITDA - Studios segment	2,545	1,652	54%	52%
Depreciation and amortization	690	702
Employee share-based compensation	—	(1)
Restructuring and other charges	18	263
Transaction and integration costs	—	2
Facility consolidation costs	—	1
Impairment and amortization of fair value step-up for content	124	96
Amortization of capitalized interest for content	40	46
Impairments and (gain) loss on dispositions	(1)	14
Operating income	$1,674	$529
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented less than 3% of total revenues and operating expenses for this segment for the year ended December 31, 2025. Intra-segment revenue and expense are eliminated at the Studios segment level.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.
Revenues
Content revenue increased 9% in 2025, primarily attributable to a 15% increase in theatrical product revenue and a 9% increase in television product revenue, partially offset by a 32% decrease in games revenue.
•The increase in theatrical product revenue was attributable to higher film rental revenue and higher content licensing. The increase in film rental revenue was primarily due to the strong current year performance of A Minecraft Movie, Superman, F1, Conjuring: Last Rites, Sinners, Final Destination Bloodlines, and Weapons.
•The increase in television product revenue was attributable to higher inter-segment content licensing, primarily due to the timing of renewals, partially offset by lower initial telecast revenue due to fewer deliveries.
•The decrease in games revenue was attributable to lower carryover and fewer releases in 2025.
Costs of Revenues
Costs of revenues decreased 2% in 2025, primarily attributable to a 55% decrease in games content expense, partially offset by a 6% increase in television product content expense and a 6% increase in theatrical product content expense.
•The decrease in games content expense was primarily due to impairments of $384 million in the prior year and lower content expense commensurate with lower revenue and fewer releases in 2025.
•The increase in television product content expense was due to higher costs commensurate with higher content licensing due to the timing of renewals.
•The increase in theatrical content expense was primarily due to higher film costs commensurate with higher theatrical product revenue.

Selling, General and Administrative
Selling, general and administrative expenses increased 10% in 2025, primarily attributable to higher overhead costs.
Adjusted EBITDA
Adjusted EBITDA increased 52% in 2025.
Global Linear Networks Segment
The table below presents, for our Global Linear Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Year Ended December 31,
	2025	2024	% Change	% Change (ex-FX)
Revenues:
Distribution	$9,819	$10,680	(8)%	(8)%
Advertising	6,332	7,306	(13)%	(14)%
Content	1,195	1,848	(35)%	(35)%
Other	310	341	(9)%	(11)%
Total revenues	17,656	20,175	(12)%	(13)%
Costs of revenues, excluding depreciation and amortization	8,479	9,238	(8)%	(8)%
Selling, general and administrative	2,765	2,788	(1)%	(2)%
Adjusted EBITDA - Global Linear Networks segment	6,412	8,149	(21)%	(21)%
Depreciation and amortization	3,184	4,172
Employee share-based compensation	(1)	—
Restructuring and other charges	69	85
Transaction and integration costs	—	2
Impairment and amortization of fair value step-up for content	440	495
Impairments and loss on dispositions	28	9,154
Operating income (loss)	$2,692	$(5,759)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue decreased 8% in 2025, primarily attributable to a 9% decline in domestic linear subscribers for the year, and to a lesser extent, lower international affiliate rates and international subscriber declines, partially offset by a 3% increase in domestic affiliate rates. Declines in linear subscribers are expected to continue.
Advertising revenue decreased 14% in 2025, primarily attributable to audience declines in domestic networks of 25% for the year.
Content revenue decreased 35% in 2025, primarily attributable to the sublicensing of Olympic sports rights in Europe, which had a favorable impact of $576 million on content revenue in 2024. Additionally, content revenue was negatively impacted by the timing of licensing renewals.
Costs of Revenues
Costs of revenues decreased 8% in 2025, primarily attributable to the broadcast of the Olympics in 2024 and the timing of content, production, and news related spend. The broadcast of the Olympics in Europe had an unfavorable impact to costs of revenues of $664 million in 2024.
Selling, General and Administrative
Selling, general and administrative expenses decreased 2% in 2025, primarily attributable to lower overhead costs, partially offset by higher marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 21% in 2025.

Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Year Ended December 31,
	2025	2024	% Change	% Change (ex-FX)
Adjusted EBITDA - Corporate	$(1,096)	$(1,260)	13%	15%
Employee share-based compensation	752	547
Depreciation and amortization	399	332
Restructuring and other charges	285	96
Transaction and integration costs	166	239
Impairments and loss on dispositions	122	388
Facility consolidation costs	10	3
Impairment and amortization of fair value step-up for content	1	2
Operating loss	$(2,831)	$(2,867)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA improved 15% in 2025, primarily attributable to lower facility costs due to office consolidations and closures and the release of previously recorded non-income tax reserves, partially offset by higher securitization expenses.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions):

	Year Ended December 31,
	2025	2024
Inter-segment revenue eliminations	$(3,857)	$(2,782)
Inter-segment expense eliminations	(3,370)	(2,596)
Adjusted EBITDA - Inter-segment eliminations	(487)	(186)
Depreciation and amortization	(4)	—
Impairment and amortization of fair value step-up for content	50	264
Operating loss	$(533)	$(450)
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During 2025, we funded our working capital needs primarily through cash flows from operations. As of December 31, 2025, we had $4,566 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $4,000 million revolving credit facility and commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.

•Debt
Bridge Loan Facility
During the year ended December 31, 2025, we and DGH entered into a Bridge Loan Facility with JPMorgan Chase Bank, N.A., DGH drew $17,000 million of the available Bridge Loan Facility to finance the early settlement of the Tender Offers, Consent Solicitations, and the repayment in full and termination of our $1,500 million 364-day senior unsecured term loan facility, and the payment of fees and expenses therewith and for general corporate purposes. The Bridge Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2025, we were in compliance with all applicable covenants and there were no events of default under the Bridge Loan Facility.
Revolving Credit Facility and Commercial Paper
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement (the “Credit Agreement”) and have the capacity to borrow up to $4,000 million under the Credit Agreement (the “Credit Facility”). DCL may also request additional commitments up to $1,000 million from the lenders upon the satisfaction of certain conditions. In 2025, we amended the Credit Agreement to, among other things, decrease the borrowing capacity from $6,000 million to $4,000 million and provide for early termination of the Credit Agreement upon completion of the previously proposed Separation Transaction. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of December 31, 2025, we were in compliance with all covenants and there were no events of default under the Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $2,000 million. In 2025, we increased the issuance capacity under the commercial paper program from $1,000 million to $2,000 million. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
During the year ended December 31, 2025, we and DCL borrowed and repaid $4,228 million under our Credit Facility and commercial paper program. As of December 31, 2025 and 2024, we and DCL had no outstanding borrowings under the Credit Facility or the commercial paper program.
Term Loans
During the year ended December 31, 2025, we entered into and repaid a $1,500 million 364-day senior unsecured term loan credit facility. The proceeds were used to fund the redemption of $1,500 million aggregate principal amount outstanding of DGH’s senior notes due 2026.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,000 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $3,700 million as of December 31, 2025.
•Accounts Receivable Factoring
We have factoring agreements to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. For the year ended December 31, 2025, total trade accounts receivable sold under our factoring arrangement was $257 million.
•Investments
In January 2025, we contributed a 70% interest in our music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. Additionally, we received proceeds from the formation of a separate joint venture of $32 million and from the sale of investments of $54 million for the year ended December 31, 2025.
•Asset Dispositions
We received proceeds from asset dispositions of $60 million during the year ended December 31, 2025.

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
•Debt
Bridge Loan Facility
During the year ended December 31, 2025, we repaid $2,000 million of aggregate principal amount outstanding of our Bridge Loan Facility. The Bridge Loan Facility was amended in February 2026 to, among other things, extend the maturity to the earlier of (x) June 30, 2027 and (y) the date that the previously proposed Separation Transaction occurs. The Bridge Loan Facility is expected to be refinanced prior to its maturity.
Senior Notes
During the year ended December 31, 2025, we repurchased or repaid $23,475 million of aggregate principal amount outstanding of our senior notes. In addition, we have $139 million of senior notes coming due in 2026.
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
•Capital Expenditures
We effected capital expenditures of $1,231 million in 2025, including amounts capitalized to support HBO Max. We expect to continue to incur significant costs to develop and market HBO Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 10 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. We contributed $100 million and $109 million in 2025 and 2024, respectively, for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
We had redeemable equity balances of $19 million at December 31, 2025, which may require the use of cash in the event holders of noncontrolling interests put their interests to us. Distributions to noncontrolling interests and redeemable noncontrolling interests totaled $198 million and $193 million in 2025 and 2024, respectively.
•Common Stock Repurchases
Historically, we have funded our stock repurchases through a combination of cash on hand, cash generated by operations and the issuance of debt. In February 2020, our board of directors authorized additional stock repurchases of up to $2,000 million upon completion of our existing $1,000 million authorization announced in May 2019. Under the new stock repurchase authorization, management is authorized to purchase shares from time to time through open market purchases at prevailing prices or privately negotiated purchases subject to market conditions and other factors. (See Note 3 to the accompanying consolidated financial statements.) There were no common stock repurchases during 2025 or 2024.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding Bridge Loan Facility and senior notes. During 2025 and 2024, we made cash payments of $1,926 million and $1,113 million for income taxes and $2,295 million and $1,996 million for interest on our outstanding debt, respectively.

Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Year Ended December 31,
	2025	2024
Cash, cash equivalents, and restricted cash, beginning of period	$5,416	$4,319
Cash provided by operating activities	4,319	5,375
Cash used in investing activities	(1,179)	(349)
Cash used in financing activities	(4,240)	(3,749)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	254	(180)
Net change in cash, cash equivalents, and restricted cash	(846)	1,097
Cash, cash equivalents, and restricted cash, end of period	$4,570	$5,416
Operating Activities
Cash provided by operating activities was $4,319 million and $5,375 million in 2025 and 2024, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income excluding non-cash items, partially offset by an improvement in working capital activity.
Investing Activities
Cash used in investing activities was $1,179 million and $349 million in 2025 and 2024, respectively. The increase in cash used in investing activities was primarily attributable to reduced proceeds from the sale of investments, increased purchases of property and equipment, and reduced proceeds from derivative instruments during the year ended December 31, 2025.
Financing Activities
Cash used in financing activities was $4,240 million and $3,749 million in 2025 and 2024, respectively. The increase in cash used in financing activities was primarily attributable to higher net debt repayments, partially offset by proceeds received for the contribution of 70% of our music catalog to a joint venture.
Capital Resources
As of December 31, 2025, capital resources were comprised of the following (in millions).

	December 31, 2025
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$4,566	$—	$4,566
Revolving credit facility and commercial paper program	4,000	—	4,000
Bridge loan	15,000	15,000	—
Senior notes (a)	17,845	17,845	—
Total	$41,411	$32,845	$8,566

(a) Interest on senior notes is paid annually, semi-annually, or quarterly. Our senior notes outstanding as of December 31, 2025 had interest rates that ranged from 1.90% to 8.30% and will mature between 2026 and 2062.

We expect that our cash balance, cash generated from operations, and availability under the Credit Agreement will be sufficient to fund our cash needs for both the short-term and the long-term. We expect to refinance the Bridge Loan Facility prior to its maturity, though we may be unable to do so on favorable terms in a timely manner or at all. Our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. Credit rating agencies may continue to review and adjust our ratings or outlook. For example, in 2025, S&P, Moody’s and Fitch downgraded certain of our ratings in part due to declines in our linear business, including as a result of the weak operating environment for linear networks, our leverage ratio, and an increase in secured debt and uncertainty in connection with the previously planned separation of Warner Bros.

The 2017 Tax Cuts and Jobs Act features a participation exemption regime with current taxation of certain foreign income and imposed a mandatory repatriation toll tax on unremitted foreign earnings. As of December 31, 2025, the Company intends to remit certain previously undistributed foreign earnings to the United States. Accordingly, the Company has recorded deferred taxes for applicable foreign withholding associated with the expected remittance. The Company may continue to reinvest other foreign earnings outside of the United States. For those earnings, if any, that remain indefinitely reinvested, additional taxes would be recognized upon distribution. Determination of the amount of any unrecognized deferred income tax liability related to such earnings is not practicable.
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
As of December 31, 2025, our significant contractual and other obligations were as follows (in millions).

	Total	Short-term	Long-term
Long-term debt:
Principal payments	$32,845	$139	$32,706
Interest payments	10,709	1,947	8,762
Purchase obligations:
Content	19,745	5,736	14,009
Other	3,027	1,384	1,643
Finance lease obligations	808	178	630
Operating lease obligations	4,701	441	4,260
Pension and other employee obligations	1,599	529	1,070
Total	$73,434	$10,354	$63,080
Long-term Debt
Principal payments on long-term debt reflect the repayment of our outstanding senior notes and bridge loan, at face value, assuming repayment will occur upon maturity. Interest payments on our outstanding debt are projected based on their contractual interest rates and maturity dates.
Additionally, we have a multicurrency revolving Credit Agreement and have the capacity to borrow up to $4,000 million under the Credit Facility. We may also request additional commitments up to $1,000 million from the lenders upon the satisfaction of certain conditions. Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $2,000 million. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program. As of December 31, 2025, we had no outstanding borrowings under the Credit Facility or the commercial paper program. (See Note 11 to the accompanying consolidated financial statements.)
Purchase Obligations
Content purchase obligations include commitments associated with third-party producers and sports associations for content that airs on our television networks and streaming services. Production and licensing contracts generally require the purchase of a specified number of episodes and payments during production or over the term of a license, and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation. We expect to enter into additional production contracts and content licenses to meet our future content needs.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Other purchase obligations also include future funding commitments to equity method investees. Although the Company had funding commitments to equity method investees as of December 31, 2025, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 10 to the accompanying consolidated financial statements.)
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
Pension and Other Employee Obligations
The Company participates in and/or sponsors a qualified defined benefit pension plan that covers certain U.S. based employees and several non-U.S. defined benefit pension plans (“Pension Plans”). The Company’s Pension Plans consist of both funded and unfunded plans. Plan provisions vary by plan and by country, and all plans are noncontributory. (See Note 17 to the accompanying consolidated financial statements.)
Contractual commitments include payments to meet minimum funding requirements of our Pension Plans in 2026 and estimated benefit payments. Benefit payments have been estimated over a ten-year period. While benefit payments under the Pension Plans are expected to continue beyond 2035, we believe it is not practicable to estimate payments beyond this period.
Other employee obligations are primarily related to employment agreements with creative talent for certain broadcast networks.
We are unable to reasonably predict the ultimate amount of any payments due to cash-settled share-based compensation awards. As of December 31, 2025, the current portion of the liability for cash-settled share-based compensation awards was $108 million.
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
In December 2024, Six Flags provided notice of its exercise of the option related to the theme parks located in Georgia that requires the redemption of all the limited partnership units that Six Flags does not then own in the Georgia Partnership in January 2027. Pursuant to the exercise of the option, all of such outstanding limited partnership interests will be redeemed, and Six Flags will also acquire certain related entity general partnership and managing member interests. In January 2026, Six Flags declined to exercise its option related to the theme parks in Texas.
Based on the Company’s evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, it is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of December 31, 2025. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement. The aggregate gross undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $590 million. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.

Other Contingent Commitments
Other contingent commitments primarily include contingent payments for post-production term advance obligations on a certain co-financing arrangement, as well as operating lease commitment guarantees, letters of credit, bank guarantees, and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases, and other operational needs. Our other contingent commitments at December 31, 2025 were $85 million.
Put Rights
We have granted put rights to certain consolidated subsidiaries, but we are unable to reasonably predict the ultimate amount or timing of any payment. We recorded the carrying value of the noncontrolling interest in the equity associated with the put rights as a component of redeemable noncontrolling interest in the amount of $19 million. (See Note 19 to the accompanying consolidated financial statements.)
Noncontrolling Interest
The Food Network and Cooking Channel are operated and organized under the terms of the TV Food Network Partnership (the “Partnership”). We hold interests in the Partnership, along with another noncontrolling owner. The Partnership agreement specifies a dissolution date of December 31, 2026. If the term of the Partnership is not extended prior to that date, the Partnership agreement permits us, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests.
Summarized Guarantor Financial Information
Basis of Presentation
As of December 31, 2025, the Company has outstanding senior notes issued by Discovery Communications, LLC (“DCL”), which are guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), and Discovery Global Holdings, Inc. (“DGH”) (formerly known as WarnerMedia Holdings, Inc.); senior notes issued by DGH, which are guaranteed by the Company, Scripps Networks, and DCL; and senior notes issued by the legacy WarnerMedia Business (not guaranteed). (See Note 11 to the accompanying consolidated financial statements.) DCL, Scripps Networks, and DGH are wholly owned by the Company.
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

December 31, 2025
Current assets	$914
Non-guarantor intercompany trade receivables, net	78
Noncurrent assets	3,951
Current liabilities	1,072
Noncurrent liabilities	33,733

Year Ended December 31, 2025
Revenues	$1,765
Operating loss	(696)
Net income	300
Net income available to Warner Bros. Discovery, Inc.	281
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain accounting and reporting standards during 2025. Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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

Supplemental Data for Results of Operations (in millions)			Supplemental Consolidating Data
	Consolidated		Streaming & Studios		Global Linear Networks		Corporate		Consolidating adjustments
For the year ended December 31,	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Revenues:
Distribution	$19,262	$19,701	$9,452	$9,030	$9,819	$10,680	$—	$—	$(9)	$(9)
Advertising	7,306	8,090	1,027	856	6,332	7,306	—	—	(53)	(72)
Content	9,647	10,297	9,119	9,016	1,195	1,848	—	—	(667)	(567)
Other	1,081	1,233	773	889	310	341	2	8	(4)	(5)
Total revenues	37,296	39,321	20,371	19,791	17,656	20,175	2	8	(733)	(653)
Costs of revenues, excluding depreciation and amortization	20,885	22,970	12,432	13,487	8,919	9,733	106	93	(572)	(343)
Selling, general and administrative	9,418	9,296	4,776	4,602	2,764	2,790	1,921	1,966	(43)	(62)
Depreciation and amortization	5,684	7,037	2,101	2,533	3,184	4,172	399	332	—	—
Restructuring and other charges	399	447	45	266	69	85	285	96	—	—
Impairments and loss on dispositions	172	9,603	22	61	28	9,154	122	388	—	—
Total costs and expenses	36,558	49,353	19,376	20,949	14,964	25,934	2,833	2,875	(615)	(405)
Operating income (loss)	$738	$(10,032)	$995	$(1,158)	$2,692	$(5,759)	$(2,831)	$(2,867)	$(118)	$(248)
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to unrecognized tax benefits, goodwill and intangible assets, content rights, consolidation, and revenue recognition. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under these circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.
Management considers an accounting estimate to be critical if it required assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates could have a material effect on our results of operations.
The development and selection of these critical accounting estimates have been determined by management and the related disclosures have been reviewed with the Audit Committee. We believe the following accounting estimates are critical to our business operations and the understanding of our results of operations and involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Goodwill and Intangible Assets
Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are Streaming, Studios, and Global Linear Networks.

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
2025 Impairment Analysis
For the 2025 annual impairment test, we performed a qualitative goodwill impairment assessment for all of our reporting units and determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value, therefore, no quantitative goodwill impairment analysis was performed.
We continue to monitor our reporting units for triggers that could impact the recoverability of goodwill. Long-term trends and risks we are monitoring in our ongoing assessment include, but are not limited to, the following:
•the delta between market capitalization and book value, as well as volatility or declines in the price of our common stock, including any impact from the PSKY Merger;
•uncertainty related to affiliate rights renewals associated with our Global Linear Networks and Streaming reporting units;
•declining levels of global GDP growth and continued softness in the U.S. linear advertising market associated with our Global Linear Networks reporting unit;
•increased competition for advertising expenditures associated with our Global Linear Networks and Streaming reporting units as a result of an increase in digital advertising inventory available in the marketplace;
•uncertainty surrounding the impacts related to the imposition of tariffs by the U.S. government and any retaliatory tariffs from foreign governments;
•content licensing trends and volatility related to the performance of theatrical film and game slates in our Studios reporting unit; and
•risks in executing the projected growth strategies of our Streaming reporting unit.
Content Rights
We capitalize the costs to produce or acquire feature films and television programs, and we amortize costs and test for impairment based on whether the content is predominantly monetized individually, or as a group.
For films and television programs predominantly monetized individually, the amount of capitalized film and television production costs (net of incentives and co-financing partner contributions) amortized and the amount of participations and residuals to be recognized as expense in a particular period are determined using the individual film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s or television program’s revenues recognized for such period to the film’s or television program’s estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s or television program’s remaining life cycle).
For theatrical films, which are monetized on an individual basis, the process of estimating ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. Prior to the theatrical release of a film, our estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans, and the expected number of theaters in which the film will be released. Subsequent to release, ultimate revenues are updated to reflect initial performance, which is often predictive of future performance.
For television programs that are monetized on an individual basis, ultimate revenues are estimated based on factors including the performance of similar programs in each applicable market, firm commitments in hand from customers that license the program in the future, and the popularity of the program in its initial markets.

For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as on our streaming or linear services), we make a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs, based on relative market rates, and expense such costs as the film or television program is exhibited.
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
Judgment is required to determine the useful lives and amortization patterns of our content assets that are predominantly monetized as a group. Critical assumptions include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or historical viewership model based on the adequacy of historical data, and (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model. We then consider the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of subscribers receiving our networks, the number of subscribers to our streaming services, and program usage. Accordingly, we review our estimates and planned usage at least quarterly and revise our assumptions if necessary.
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
We evaluated reconsideration events during the year ended December 31, 2025 and concluded there were no changes to our consolidation assessments.
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
Interest Rates
We are exposed to the impact of interest rate changes primarily through our actual and potential borrowing activities. We have a $4,000 million revolving credit facility, which had no outstanding borrowings as of December 31, 2025. We also have access to a commercial paper program, which had no outstanding borrowings as of December 31, 2025. The interest rate on borrowings under the revolving credit facility is based on a floating rate based on the applicable currency of the borrowing plus a margin. The revolving credit facility matures in October 2029, with the option for up to two additional 364-day renewal periods. Borrowings under the Bridge Loan Facility will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus (i) until March 30, 2026, 3.50% per annum and (ii) from March 31, 2026 until the termination date of the Bridge Loan Facility, 4.00%. In addition, the Company will pay a duration fee equal to the applicable percentage of the aggregate principal amount of the loan outstanding on the following dates: on each of March 31, 2026 and June 30, 2026, a fee rate of 0.50%; and on each of September 30, 2026, December 31, 2026 and March 31, 2027, a fee rate of 1.00%. As of December 31, 2025, we had $17,845 million of fixed-rate senior notes, at par value, and a bridge loan of $15,000 million.
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
As of December 31, 2025, the fair value of our outstanding senior notes, including accrued interest, was $15,205 million. The fair value of our long-term debt may vary as a result of market conditions and other factors. A change in market interest rates will impact the fair market value of our fixed rate debt. The potential change in fair value of these senior notes from a 100 basis-point increase in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be a decrease in fair value of approximately $819 million as of December 31, 2025.
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
The majority of our foreign currency exposure is tied to Europe and Latin America. We may enter into derivative instruments that change in value as foreign currency exchange rates change to hedge certain exposures associated with affiliate revenue, the cost of producing or acquiring content, certain intercompany transactions, or in connection with forecasted business combinations. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows. Most of our non-functional currency risks related to our revenue, operating expenses, and capital expenditures were not hedged as of December 31, 2025. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. (See Note 13 to the accompanying consolidated financial statements.)
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
Market Values of Investments and Liabilities
In addition to derivatives, we had investments in entities accounted for as equity method investments, equity investments, and other highly liquid instruments, such as money market funds and mutual funds, that are accounted for at fair value. We also have liabilities, such as deferred compensation liabilities, that are accounted for at fair value (See Note 10 and Note 14 to the accompanying consolidated financial statements). Investments in mutual funds include both fixed- and floating-rate interest earning securities that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating-rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from such investments may decrease in the future. Liabilities carried at fair value, such as deferred compensation, may experience capital gains that result in increased liabilities and expenses as the capital gains occur. We may enter into derivative financial instruments to hedge the risk of these market value changes. (See Note 13 to the accompanying consolidated financial statements.)

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of Part II of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Warner Bros. Discovery, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Warner Bros. Discovery, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Amortization of Capitalized Production Costs
As described in Notes 2 and 9 to the consolidated financial statements, the Company capitalizes costs to produce television programs and feature films, including direct production costs, production overhead, interest, acquisition costs and development costs, as well as advances for live programming rights, such as sports. For purposes of amortization and impairment, capitalized production costs are grouped based on their predominant monetization strategy: individually or as a group. The Company's amortization for content rights predominantly monetized individually and as part of a group was $11.65 billion for the year ended December 31, 2025. For films and television programs predominantly monetized individually, the amount of capitalized film and television production costs (net of incentives) amortized, and the amount of participations and residuals to be recognized as expense in a particular period, are determined using the individual film forecast method. For programs monetized as a group, amortization for each period is recognized based on the application of a quantitative revenue forecast model or historical viewership model.
The principal consideration for our determination that performing procedures relating to the amortization of capitalized production costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the amortization of capitalized production costs monetized individually or as part of a group.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization of capitalized production costs. These procedures included, among others (i) recalculating the amortization of capitalized production costs on a sample basis;
(ii) evaluating, on a test basis, whether the method used to amortize capitalized production costs is appropriate by considering either (a) for content rights predominantly monetized individually, information related to historical performance of similar films, distribution plans, initial performance, executed contracts, and estimated film costs or (b) for content rights predominantly monetized as part of a group, information related to the grouping of content with similar characteristics and the application of a quantitative revenue forecast model or historical viewership model; and (iii) testing the completeness and accuracy of data used by management in the amortization of production costs.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 27, 2026

We have served as the Company’s auditor since 2008.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Distribution	$19,262	$19,701	$20,237
Advertising	7,306	8,090	8,700
Content	9,647	10,297	11,203
Other	1,081	1,233	1,181
Total revenues	37,296	39,321	41,321
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	20,885	22,970	24,526
Selling, general and administrative	9,418	9,296	9,696
Depreciation and amortization	5,684	7,037	7,985
Restructuring and other charges	399	447	585
Impairments and loss on dispositions	172	9,603	77
Total costs and expenses	36,558	49,353	42,869
Operating income (loss)	738	(10,032)	(1,548)
Interest expense, net	(2,085)	(2,017)	(2,221)
Gain on extinguishment of debt	2,945	632	17
Loss from equity investees, net	(24)	(121)	(82)
Other income (expense), net	65	150	(29)
Income (loss) before income taxes	1,639	(11,388)	(3,863)
Income tax (expense) benefit	(890)	(94)	784
Net income (loss)	749	(11,482)	(3,079)
Net (income) loss attributable to noncontrolling interests	(24)	129	(38)
Net loss (income) attributable to redeemable noncontrolling interests	2	42	(9)
Net income (loss) available to Warner Bros. Discovery, Inc.	$727	$(11,311)	$(3,126)
Net income (loss) per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$0.29	$(4.62)	$(1.28)
Diluted	$0.29	$(4.62)	$(1.28)
Weighted average shares outstanding:
Basic	2,475	2,450	2,436
Diluted	2,530	2,450	2,436

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$749	$(11,482)	$(3,079)
Other comprehensive income (loss):
Currency translation
Change in net unrealized gains (losses)	664	(358)	799
Less: Reclassification adjustment for net losses included in net income	2	49	—
Net change, net of income tax (expense) benefit of $(98), $3 and $30	666	(309)	799
Pension plans, net of income tax benefit (expense) of $8, $5 and $(3)	(30)	(14)	(21)
Derivatives
Change in net unrealized gains	16	32	16
Less: Reclassification adjustment for net losses (gains) included in net income	8	(35)	(12)
Net change, net of income tax (expense) benefit of $(10), $2 and $(2)	24	(3)	4
Comprehensive income (loss)	1,409	(11,808)	(2,297)
Comprehensive (income) loss attributable to noncontrolling interests	(24)	132	(38)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	2	42	(9)
Comprehensive income (loss) attributable to Warner Bros. Discovery, Inc.	$1,387	$(11,634)	$(2,344)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,566	$5,312
Receivables, net	5,294	4,947
Prepaid expenses and other current assets	3,346	3,819
Total current assets	13,206	14,078
Film and television content rights and games	19,114	19,102
Property and equipment, net	6,685	6,087
Goodwill	25,933	25,667
Intangible assets, net	27,764	32,299
Other noncurrent assets	7,383	7,327
Total assets	$100,085	$104,560
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,093	$1,055
Accrued liabilities	9,626	10,438
Deferred revenues	1,642	1,569
Current portion of debt	139	2,748
Total current liabilities	12,500	15,810
Noncurrent portion of debt	32,428	36,757
Deferred income taxes	6,383	6,985
Other noncurrent liabilities	11,608	10,070
Total liabilities	62,919	69,622
Commitments and contingencies (See Note 22)
Redeemable noncontrolling interests	19	109
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,710 and 2,684 shares issued; and 2,480 and 2,454 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	56,055	55,560
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(11,512)	(12,239)
Accumulated other comprehensive loss	(407)	(1,067)
Total Warner Bros. Discovery, Inc. stockholders’ equity	35,919	34,037
Noncontrolling interests	1,228	792
Total equity	37,147	34,829
Total liabilities and equity	$100,085	$104,560

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income (loss)	$749	$(11,482)	$(3,079)
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	11,855	13,946	16,024
Content restructuring impairments and write-offs	—	165	115
Depreciation and amortization	5,684	7,037	7,985
Deferred income taxes	(710)	(1,732)	(2,344)
Equity in losses of equity method investee companies and cash distributions	75	167	157
Gain on extinguishment of debt	(2,945)	(632)	(17)
Share-based compensation expense	769	557	500
Impairments and loss on dispositions	172	9,603	77
Gain from derivative instruments, net	(93)	(16)	(151)
Gain on sale of investments	(4)	(227)	—
Other, net	69	115	199
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(336)	1,012	312
Film and television content rights, games and production payables, net	(11,401)	(12,349)	(12,305)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	108	(529)	(820)
Foreign currency, prepaid expenses and other assets, net	327	(260)	824
Cash provided by operating activities	4,319	5,375	7,477
Investing Activities
Purchases of property and equipment	(1,231)	(948)	(1,316)
Cash used for business acquisitions	—	—	(50)
Investments in and advances to equity investments	(100)	(109)	(112)
Proceeds from sales and maturities of investments	54	541	—
Proceeds from derivative instruments, net	26	136	121
Other investing activities, net	72	31	98
Cash used in investing activities	(1,179)	(349)	(1,259)
Financing Activities
Principal repayments of term loans	—	—	(4,000)
Principal repayments of debt, including premiums and discounts to par value	(22,664)	(5,043)	(2,860)
Borrowings from debt, net of discount and issuance costs	18,306	1,617	1,496
Distributions to noncontrolling interests and redeemable noncontrolling interests	(198)	(193)	(301)
Purchase of redeemable noncontrolling interest	—	—	(49)
Proceeds from the formation of music catalog joint venture and other joint ventures	633	—	—
Borrowings under commercial paper program and revolving credit facility	4,228	14,203	5,207
Repayments under commercial paper program and revolving credit facility	(4,228)	(14,203)	(5,214)
Principal repayments of finance and other lease obligations	(202)	(142)	(132)
Other financing activities, net	(115)	12	16
Cash used in financing activities	(4,240)	(3,749)	(5,837)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	254	(180)	8
Net change in cash, cash equivalents, and restricted cash	(846)	1,097	389
Cash, cash equivalents, and restricted cash, beginning of period	5,416	4,319	3,930
Cash, cash equivalents, and restricted cash, end of period	$4,570	$5,416	$4,319

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2022	2,660	$27	$54,630	$(8,244)	$2,205	$(1,523)	$47,095	$1,254	$48,349
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(3,126)	—	(3,126)	38	(3,088)
Other comprehensive income	—	—	—	—	—	782	782	—	782
Share-based compensation	—	—	452	—	—	—	452	—	452
Reclassification of redeemable noncontrolling interest to noncontrolling interest and change in noncontrolling interest ownership (See Note 19)	—	—	2	—	—	—	2	60	62
Tax settlements associated with share-based plans	—	—	(70)	—	—	—	(70)	—	(70)
Redemption of redeemable noncontrolling interest	—	—	73	—	—	—	73	—	73
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(271)	(271)
Issuance of stock in connection with share-based plans	9	—	26	—	—	—	26	—	26
Redeemable noncontrolling interest adjustments to redemption value	—	—	1	—	(5)	—	(4)	—	(4)
Other adjustments to stockholders' equity	—	—	(2)	—	(2)	—	(4)	—	(4)
December 31, 2023	2,669	27	55,112	(8,244)	(928)	(741)	45,226	1,081	46,307
Net loss available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(11,311)	—	(11,311)	(129)	(11,440)
Other comprehensive loss	—	—	—	—	—	(326)	(326)	(3)	(329)
Share-based compensation	—	—	497	—	—	—	497	—	497
Tax settlements associated with share-based plans	—	—	(71)	—	—	—	(71)	—	(71)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(157)	(157)
Issuance of stock in connection with share-based plans	15	—	43	—	—	—	43	—	43
Redeemable noncontrolling interest adjustments to redemption value	—	—	(21)	—	—	—	(21)	—	(21)
December 31, 2024	2,684	27	55,560	(8,244)	(12,239)	(1,067)	34,037	792	34,829
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	727	—	727	24	751
Other comprehensive income	—	—	—	—	—	660	660	—	660
Share-based compensation	—	—	629	—	—	—	629	—	629
Tax settlements associated with share-based plans	—	—	(146)	—	—	—	(146)	—	(146)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(185)	(185)
Issuance of stock in connection with share-based plans	26	—	23	—	—	—	23	—	23
Redeemable noncontrolling interest adjustments to redemption value	—	—	2	—	—	—	2	—	2
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	74	74
Formation of music catalog joint venture and other joint ventures	—	—	(13)	—	—	—	(13)	646	633
Tax gain on formation of music catalog joint venture	—	—	—	—	—	—	—	(123)	(123)
December 31, 2025	2,710	$27	$56,055	$(8,244)	$(11,512)	$(407)	$35,919	$1,228	$37,147

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
In the first quarter of 2025, the Company renamed its DTC reportable segment to Streaming and its Networks reportable segment to Global Linear Networks.
In June 2025, the Company announced its plans to separate the Company into two publicly traded companies, Warner Bros. and Discovery Global, and in October 2025, the Company announced that the board of directors would evaluate a broad range of strategic options, including continuing to advance the separation of the Company, a transaction for the entire company or separate transactions for Warner Bros. and/or Discovery Global, as well as an alternative separation structure that would enable a merger of Warner Bros. and spin-off of Discovery Global.
Termination of Netflix Merger
In January 2026, the Company entered into an amended and restated agreement and plan of merger, by and among the Company, Netflix, Inc. (“Netflix”), Nightingale Sub, Inc., a wholly owned subsidiary of Netflix, and New Topco 25, Inc., a wholly owned subsidiary of WBD (the “Netflix Merger Agreement”), under which Netflix would have acquired the Streaming and Studios segments (subject to certain deviations) and certain other assets and liabilities, including the Company’s film and television studios, HBO Max, and HBO, following the separation and distribution of Discovery Global to the Company’s stockholders (the “Separation Transaction”).
Following the board of directors’ determination that it had received a “Company Superior Proposal,” as defined in the Netflix Merger Agreement, from Paramount Skydance Corporation (“PSKY”) and Netflix’s waiver of its right to propose revisions to the Netflix Merger Agreement, on February 27, 2026, in accordance with the terms of the Netflix Merger Agreement, the Company terminated the Netflix Merger Agreement in connection with entering into the PSKY Merger Agreement (as defined below). In connection with the termination of the Netflix Merger Agreement, PSKY, on behalf of the Company, paid Netflix a termination fee of $2.8 billion in cash (the “Netflix Termination Fee”) as required by the terms of the Netflix Merger Agreement.
PSKY Merger
On February 27, 2026, the Company entered into an agreement and plan of merger, by and among the Company, PSKY and Prince Sub Inc., a wholly owned subsidiary of PSKY (“Merger Sub”) (as may be amended from time to time, the “PSKY Merger Agreement”), pursuant to which and subject to the terms and conditions therein, at the effective time, Merger Sub will merge with and into WBD, with WBD surviving as a wholly owned subsidiary of PSKY (the “PSKY Merger”).
Upon completion of the PSKY Merger, each issued and outstanding share of WBD common stock (subject to certain exceptions) will be converted into the right to receive an amount in cash equal to $31.00, without interest, plus, if the closing date of the PSKY Merger occurs after September 30, 2026, the Ticking Consideration (the “Merger Consideration”).The “Ticking Consideration” will be an amount in cash equal to $0.00277778 multiplied by the number of calendar days elapsed after September 30, 2026 to and including the closing date (which, for the avoidance of doubt, will not exceed $0.25 per 90 calendar day period).
Concurrently with the execution of the PSKY Merger Agreement, Larry J. Ellison and an associated trust entered into a guarantee in favor of WBD to, among other things, jointly and severally guarantee certain payments by PSKY under the PSKY Merger Agreement, including $45.72 billion of the Merger Consideration, and assist WBD with the consummation of the PSKY Merger.
The completion of the PSKY Merger is subject to the receipt of required regulatory approvals, the approval of WBD shareholders, and other customary closing conditions. In addition, PSKY’s obligation to consummate the PSKY Merger is subject to WBD not having completed the separation of its Streaming & Studios business from its Global Linear Networks business nor having declared or made any dividend to WBD’s stockholders to effectuate the separation. There can be no assurance that the PSKY Merger will occur in accordance with the expected plans or anticipated timeline, or at all.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PSKY Merger Agreement contains certain customary termination rights for WBD and PSKY, including, without limitation, a right for either party to terminate if the PSKY Merger is not completed on or before March 4, 2027, subject to an extension to June 4, 2027 specified in the PSKY Merger Agreement. Termination under specified circumstances will require WBD to pay PSKY a termination fee of $3.0 billion and reimburse PSKY for (i) any payment made by PSKY, which will in no event be more than $1,528 million, in connection with WBD’s obligation to complete the Junior Lien Exchange Offer by December 30, 2026 and (ii) the Netflix Termination Fee, or PSKY to pay WBD a termination fee of $7.0 billion.
Reportable Segments
There have been no changes to the Company’s reportable segments or the composition of the Company’s reportable segments as a result of these actions. Any differences in the composition of our reportable segments as a result of the previously proposed Separation Transaction have not been reflected as our chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), has not implemented any corresponding changes to the way our business was managed through December 31, 2025.
As of December 31, 2025, we classified our operations in three reportable segments:
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revolving Receivables Program
The Company has a revolving agreement to transfer up to $5,000 million of certain receivables through its bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. The Company services the sold receivables for the financial institution for a fee and pays fees to the financial institution in connection with this revolving agreement. This agreement is subject to renewal on an annual basis and the transfer limit may be expanded or reduced from time to time. As customers pay their balances, the Company’s available capacity under this revolving agreement increases and typically the Company transfers additional receivables into the program.
The Company derecognizes receivables by the amount of the gross value of the proceeds received and the obligations assumed are recorded at fair value. Cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows. The obligations assumed when proceeds are received relate to expected credit losses on sold receivables and estimated fee payments made on outstanding sold receivables already transferred. The obligations are subsequently adjusted for changes in estimated expected credit losses and interest rates, which are considered Level 3 fair value measurements since the inputs are unobservable (See Note 8). In some cases, the Company may have collections that have not yet been remitted to the bank, resulting in a liability. Increases to accounts payable related to program costs and subsequent payments are reported as financing activities in the consolidated statements of cash flows.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable Factoring
The Company has factoring agreements to sell certain of its non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. The Company accounts for these transactions as sales in accordance with ASC 860, “Transfers and Servicing”, as its continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchaser of the designated trade accounts receivable. Proceeds from amounts factored are recorded as an increase to cash and cash equivalents and a reduction to receivables, net in the consolidated balance sheets. Cash received is also reflected as cash provided by operating activities in the consolidated statements of cash flows. The accounts receivable factoring programs are separate and distinct from the revolving receivables program.
Film and Television Content Rights and Games
The Company capitalizes costs to produce television programs and feature films, including direct production costs, production overhead, interest, acquisition costs and development costs, as well as advances for live programming rights, such as sports. Costs to acquire licensed television series and feature film programming rights are capitalized when the license period has begun and the program is accepted and available for airing. Production incentives received from various jurisdictions where the Company produces content and co-financing partner contributions are recorded as reductions to capitalized production costs. All capitalized content and prepaid license fees are classified as noncurrent assets, with the exception of content acquired with an initial license period of 12 months or less and prepaid sports rights expected to air within 12 months.
The Company groups its film and television content rights by monetization strategy: content that is predominantly monetized individually and content that is predominantly monetized as a group.
Content Monetized Individually
For films and television programs predominantly monetized individually, the amount of capitalized film and television production costs (net of incentives and co-financing partner contributions) amortized and the amount of participations and residuals to be recognized as expense in a particular period are determined using the individual film forecast method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s or television program’s revenues recognized for such period to the film’s or television program’s estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s or television program’s remaining life cycle).
The process of estimating ultimate revenues requires us to make a series of judgments related to future revenue-generating activities associated with a particular film. Prior to the theatrical release of a film, the Company’s estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans, and the expected number of theaters in which the film will be released. Subsequent to release, ultimate revenues are updated to reflect initial performance, which is often predictive of future performance. For television programs that are monetized on an individual basis, ultimate revenues are estimated based on factors including the performance of similar programs in each applicable market, firm commitments in hand from customers that license the program in the future, and the popularity of the program in its initial markets. For a film or television program that is predominantly monetized on its own but also monetized with other films and/or programs (such as on the Company’s streaming or linear services), the Company makes a reasonable estimate of the value attributable to the film or program’s exploitation while monetized with other films/programs, based on relative market rates, and expenses such costs as the film or television program is exhibited. For theatrical films, the period over which ultimate revenues from all applicable sources and exhibition windows are estimated does not exceed 10 years from the date of the film’s initial release. For television programs, the ultimate period does not exceed 10 years from delivery of the first episode, or, if still in production, five years from delivery of the most recent episode, if later. For games, the ultimate period does not exceed two years from the date of the game’s initial release. Ultimates for produced content monetized on an individual basis are reviewed and updated (as applicable) on a quarterly basis; any adjustments are applied prospectively as of the beginning of the fiscal year of the change.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Content Monetized as a Group
For programs monetized as a group, including licensed programming, the Company’s film groups are generally aligned along the Company’s networks and digital content service offerings, except for certain international territories wherein content assets are grouped by genre or territory. Adjustments for projected usage are applied prospectively in the period of the change. Participations and residuals are generally expensed in line with the pattern of usage. Streaming content and premium pay-TV amortization for each period is recognized based on estimated viewing patterns as there are generally little to no direct revenues to associate to the individual content assets. As such, viewership is most representative of the use of the title. Licensed rights to film and television programming are typically amortized over the useful life of the program’s license period on a straight-line or accelerated basis. The Company allocates the cost of multi-year sports programming arrangements over the contract period to each event or season based on its projected advertising revenue and an allocation of distribution revenue (estimated relative value). If annual contractual payments related to each season approximate each season’s estimated relative value, the Company expenses the related contractual payments during the applicable season. Amortization of sports rights takes place when the content airs.
Annually, the Company prepares analyses to support its content amortization expense, and performs quarterly reviews to ensure no changes are required. Critical assumptions used in determining content amortization for programming predominantly monetized as a group include: (i) the grouping of content with similar characteristics, (ii) the application of a quantitative revenue forecast model or historical viewership model based on the adequacy of historical data, and (iii) determining the appropriate historical periods to utilize and the relative weighting of those historical periods in the forecast model. The Company then considers the appropriate application of the quantitative assessment given forecasted content use, expected content investment and market trends. Content use and future revenues may differ from estimates based on changes in expectations related to market acceptance, network affiliate fee rates, advertising demand, the number of subscribers receiving the Company’s networks, the number of subscribers to its streaming services, and program usage. Accordingly, the Company reviews its estimates and planned usage at least quarterly and revises its assumptions if necessary. Any material adjustments from the Company’s review of the amortization rates for assets in film groups are applied prospectively in the period of the change.
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
Game Development Costs
Game development costs are expensed as incurred before the applicable game reaches technological feasibility, or for online hosted arrangements, before the preliminary project phase is complete and it becomes probable that the project will be completed and the software will be used to perform the function intended. Commencing upon a title’s release, the capitalized game development costs are amortized based on the proportion of the game’s revenues recognized for such period to the game’s total current and anticipated revenues, or, if greater, for non-hosted games, on a straight-line basis over the title’s estimated economic life. Unamortized capitalized game production and development costs are stated at the lower of cost, less accumulated amortization, or net realizable value and reported in “Film and television content rights and games” on the consolidated balance sheets.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Derivative Instruments
The Company uses derivative financial instruments to mitigate its exposure to market risks from changes in foreign currency exchange rates, interest rates, and from market volatility related to certain investments measured at fair value. At the inception of a derivative contract, the Company designates the derivative based on the Company’s intentions and expectations as to the likely effectiveness as a hedge (see Note 13), as follows:
•a hedge of a forecasted transaction or the exposure to variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”);
•a hedge of the foreign currency exposure from net investments in foreign operations (“net investment hedge”);

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•a hedge of the exposure to changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); or
•an instrument with no hedging designation.
Cash Flow Hedges
The Company may designate derivative instruments as cash flow hedges to mitigate foreign currency risk arising from third-party revenue agreements, intercompany licensing agreements, production expenses and rebates, or to hedge the interest rate risk for certain senior notes and forecasted debt issuances. For instruments accounted for as cash flow hedges, the change in the fair value of the forward contract is recorded in other comprehensive income (loss) and reclassified into the statements of operations in the same line item in which the hedged item is recorded and in the same period as the hedged item affects earnings.
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
No Hedging Designation
The Company may also enter into derivative instruments that do not qualify for hedge accounting or are not designated as hedges. These instruments are intended to mitigate economic exposures due to exogenous events and changes in foreign currency exchange rates, interest rates, and from market volatility related to certain investments measured at fair value. The changes in fair value of derivatives not designated as hedges are recorded in the statements of operations in the same line item where the risk occurs.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising
Advertising revenues are principally generated from the sale of commercial time on linear (television networks and authenticated TVE applications) and digital platforms (DTC streaming subscription services and websites). A substantial portion of the linear and digital advertising contracts in the U.S. and certain international markets guarantee the advertiser a minimum audience level that either the program in which their advertisements are aired or the advertisement will reach. On the linear platform, the Company provides a service to deliver an advertising campaign which is satisfied by the provision of a minimum number of advertising spots in exchange for a fixed fee over a contract period of one year or less. The Company delivers spots in accordance with these contracts during a variety of day parts and programs. In the agreements governing these advertising campaigns, the Company has also promised to deliver to its customers a guaranteed minimum number of viewers (“impressions”) on a specific television network within a particular demographic (e.g. men aged 18-35). These advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the guaranteed audience level multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced advertising revenue receivables may exceed the value of the audience delivery. As such, revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse, which is typically less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, the success of pilot programs, and market trends. Actual audience and delivery information is published by independent ratings services.
For digital advertising contracts, advertising revenues are recognized as the advertising impressions are delivered. Each impression is considered a distinct, individual performance obligation. The Company allocates the consideration to each impression based on its relative standalone selling price.
Distribution
Distribution revenues are generated from fees charged to distributors, which include cable, direct-to-home (“DTH”) satellite, telecommunications and digital service providers, and DTC subscribers. Distributors typically pay royalties via a per-subscriber fee for the right to distribute the Company’s programming under the terms of distribution contracts. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming to estimate royalty revenue. Historical adjustments to recorded estimates have not been material. Distribution revenue from fixed-fee contracts is recognized over the contract term based on the continuous delivery of the content to the affiliate. Any monetary incentives provided to distributors other than for distinct goods or services acquired at fair value are recognized as a reduction of revenue over the term.
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
Revenues associated with digital distribution arrangements are recognized when the Company transfers control of the programming or service to the customer.
For DTC streaming subscription services, the Company recognizes revenue as the service fee is earned over the subscription period.
When linear and DTC distribution arrangements are offered in a bundle deal, consideration is allocated to each deliverable based on its relative standalone selling price, and revenue is recognized as described above.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred revenue primarily consists of TV/SVOD content licensing arrangements where the content has not yet been made available to the customer, consumer products and themed experience licensing arrangements with fixed payments, advance payment for DTC streaming subscriptions, and cash billed/received for television advertising in advance or for which the guaranteed viewership has not been provided. The amounts classified as current are expected to be earned within the next year.
Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

WARNER BROS. DISCOVERY, INC.
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
Stock Options
Stock options are granted with an exercise price equal to or in excess of the closing market price of WBD common stock on the date of grant and vest ratably over three to five years from the grant date based on continuous service and expire seven years from the date of grant. In 2025, certain stock options were granted that vest upon achievement of a market condition in addition to a time-based vesting requirement. Compensation expense for stock options is based on the fair value of the award on the date of grant and is recognized ratably during the vesting period. Stock options generally provide for accelerated vesting upon termination from the Company if the employee has reached a specified age and years of service and if the grant has been held at least six months from the grant date.
The fair value of stock options that have time-based vesting requirements is estimated using the Black-Scholes option-pricing model, and the fair value of stock options that have a market condition is estimated using a Monte Carlo simulation. Because the Black-Scholes option-pricing model and the Monte Carlo simulation require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of awards. For stock options valued using the Black-Scholes option-pricing model, the simplified method is utilized to calculate the expected term, since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method considers the period from the date of grant through the mid-point between the vesting date and the end of the contractual term of the award. For stock options valued using the Monte Carlo simulation, the expected term represents the time period covered by the market condition. Expected volatility is based on a combination of implied volatilities from traded options on WBD common stock and historical realized volatility of WBD and peer group common stock. The dividend yield is assumed to be zero because the Company has no history of paying cash dividends and no present intention to pay dividends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.
ESPP
The ESPP enables eligible employees to purchase shares of WBD common stock through payroll deductions or other permitted means. The Company recognizes the fair value of the discount associated with shares purchased under the ESPP as share-based compensation expense.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs
Advertising costs are expensed as incurred and are presented in selling, general and administrative expenses. Third-party advertising costs were $2,104 million, $2,152 million and $2,428 million for years ended December 31, 2025, 2024 and 2023, respectively.
Collaborative Arrangements
The Company’s collaborative arrangements primarily relate to arrangements entered into with third parties to jointly finance and distribute certain theatrical and television productions, arrangements entered into with third parties to bundle streaming services, and an arrangement entered into with CBS Broadcasting, Inc. (“CBS”) surrounding the NCAA.
Co-financing arrangements generally represent the assignment of a partial copyright interest in a film or television series to a partner. The Company generally records the amounts received for the assignment of an interest as a reduction of production cost, as the partner assumes the risk for their share of the film or series asset. The substance of these arrangements is that the third-party partner owns an interest in the film or series; therefore, in each period, based on the terms of the arrangement, the Company reflects the estimate of the third-party partner’s interest in the profits or losses incurred on the film or series, using the individual film forecast method, in cost of revenues, excluding depreciation and amortization in the consolidated statements of operations. On occasion, the Company acquires the economic interest in a film from a producing partner and is the distributor; in this case, the Company capitalizes the acquisition cost as a content asset in film and television content rights and games and accounts for the third-party partner’s share in applicable distribution results as described above.
Bundled streaming service arrangements are evaluated at inception to determine whether it is a collaborative agreement based on the facts and circumstances. In the cases of bundled collaborative agreements, the partners share the expenses incurred and revenues generated. In each period, the Company reflects its share of expenses and revenues in the consolidated statements of operations.
The arrangement among Turner, CBS and the NCAA provides Turner and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, advertising revenues and sponsorship revenues related to the NCAA Tournament and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to specified annual caps. The amount recorded pursuant to the loss cap was $73 million during the year ended December 31, 2025 and was not material during the years ended December 31, 2024 and 2023. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.
For our collaborative arrangements entered into with third parties to jointly finance and distribute certain theatrical and television productions, net participation costs of $506 million, $632 million, and $393 million were recorded in cost of revenues, excluding depreciation and amortization for the years ended December 31, 2025, 2024 and 2023, respectively.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In connection with the WarnerMedia Merger, the Company entered into a tax matters agreement (“TMA”) with AT&T. Pursuant to the TMA, the Company is responsible for tax liabilities of the WarnerMedia Business related to the periods prior to AT&T’s ownership of the WarnerMedia Business (June 14, 2018), and AT&T is responsible for tax liabilities of the WarnerMedia Business related to the period for which they owned the WarnerMedia Business (June 15, 2018 through April 8, 2022). With respect to unrecognized tax benefits related to jurisdictions that have joint and several liability among members of the AT&T tax filing group during the AT&T ownership period, the Company has not recorded any liabilities for unrecognized tax benefits or indemnification receivables related to matters that were attributable to jurisdictions that have joint and several liability among members of the AT&T filing group since AT&T was determined to be the primary obligor.
Concentrations Risk
Customers
No individual customer accounted for more than 10% of total consolidated revenues for 2025, 2024 or 2023. The Company had one customer that represented more than 10% of content revenue in 2025, which totaled 12%. The Company had one customer that represented more than 10% of distribution revenue in 2024, which totaled 13%, and two customers that each represented more than 10% of distribution revenue in 2023, which in aggregate totaled 24%. One customer accounted for 10% of trade receivables as of December 31, 2025 and no individual customer accounted for more than 10% of trade receivables as of December 31, 2024.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Counterparty Credit Risk
The Company is exposed to the risk that the counterparties to outstanding derivative financial instruments will default on their obligations. The Company manages these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with outstanding derivative financial instruments is spread across a relatively broad counterparty base of banks and financial institutions. The Company also has a limited number of arrangements where collateral is required to be posted in the instance that certain fair value thresholds are exceeded. Additionally, the Company may be required to post collateral related to its revolving receivables program. As of December 31, 2025, collateral posted under these arrangements was not material.
Accounting and Reporting Pronouncements Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) updating the disclosure requirements for income taxes, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company prospectively adopted the guidance effective January 1, 2025 and has provided the required annual disclosures in Note 16 and Note 18.

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
Derivatives and Hedging: Hedge Accounting Improvements
In November 2025, the FASB issued guidance that improves hedge accounting guidance by clarifying certain aspects and aligning hedge accounting more closely with the economics of an entity’s risk management activities. The update is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. The updates should be applied prospectively for all hedging relationships as of the date of adoption. The Company does not expect a material impact on our financial statements.
NOTE 3. EQUITY AND EARNINGS PER SHARE
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
In February 2020, the Company’s board of directors authorized additional stock repurchases of up to $2,000 million upon completion of its existing $1,000 million repurchase authorization announced in May 2019. All common stock repurchases have been made through open market transactions and have been recorded as treasury stock on the consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company did not repurchase any of its common stock. Over the life of the Company’s repurchase programs and prior to the Merger and conversion of Discovery common stock to WBD common stock, the Company had repurchased 3 million and 229 million shares of Discovery Series A and Discovery Series C common stock, respectively, for the aggregate purchase price of $171 million and $8,168 million, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share
The table below sets forth the Company’s calculated earnings per share (in millions). Earnings per share amounts may not recalculate due to rounding.

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$749	$(11,482)	$(3,079)
Less:
Net (income) loss attributable to noncontrolling interests	(24)	129	(38)
Net loss (income) attributable to redeemable noncontrolling interests	2	42	(9)
Redeemable noncontrolling interest adjustments of carrying value to redemption value (redemption value does not equal fair value)	1	(3)	—
Net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$728	$(11,314)	$(3,126)

Denominator — weighted average:
Common shares outstanding — basic	2,475	2,450	2,436
Dilutive effect of share-based awards	55	—	—
Common shares outstanding — diluted	2,530	2,450	2,436

Basic net income (loss) per share allocated to common stockholders	$0.29	$(4.62)	$(1.28)
Diluted net income (loss) per share allocated to common stockholders	$0.29	$(4.62)	$(1.28)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive share-based awards	43	76	69
NOTE 4. ACQUISITIONS AND DISPOSITIONS
Acquisitions
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
In October 2024, the Company sold its minority interests in Formula E, which were recorded as an equity method investment and an investment without readily determinable fair value, to Liberty Global Ltd. (“Liberty Global”), a related party, for total proceeds of $217 million and recorded a gain of $61 million in other income (expense), net in the consolidated statements of operations.
During 2023, the Company sold or exited all of the AT&T SportsNets.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying value of goodwill attributable to each business unit were as follows (in millions).

	Streaming	Studios	Global Linear Networks	Total
December 31, 2023	$8,067	$9,272	$17,630	$34,969
Impairment of goodwill	—	—	(9,147)	(9,147)
Foreign currency translation and other adjustments	(16)	(75)	(64)	(155)
December 31, 2024	$8,051	$9,197	$8,419	$25,667
Dispositions	—	—	(16)	(16)
Foreign currency translation and other adjustments	20	155	107	282
December 31, 2025	$8,071	$9,352	$8,510	$25,933
The carrying amount of goodwill at the Global Linear Networks segment included accumulated impairments of $10,770 million as of December 31, 2025 and 2024. The Streaming and Studios segments did not include any accumulated impairments as of December 31, 2025 and 2024.
Intangible Assets
Finite-lived intangible assets subject to amortization consisted of the following (in millions, except years).

	Weighted Average Amortization Period (Years)	December 31, 2025			December 31, 2024
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks and trade names	27	$22,939	$(5,872)	$17,067	$22,835	$(4,212)	$18,623
Affiliate, advertising and subscriber relationships	8	24,359	(21,191)	3,168	24,240	(18,528)	5,712
Franchises	35	7,900	(1,144)	6,756	7,900	(789)	7,111
Character rights	14	995	(269)	726	995	(197)	798
Other	6	624	(577)	47	586	(531)	55
Total		$56,817	$(29,053)	$27,764	$56,556	$(24,257)	$32,299
Amortization expense for finite-lived intangible assets reflects the pattern in which the assets’ economic benefits are consumed over their estimated useful lives. For assets whose economic benefits are anticipated to be consumed evenly, a straight-line method is utilized. For assets in which the economic benefits are expected to be recognized unevenly over the useful life of the asset, an accelerated method, such as the sum-of-the-months’ digits method, is utilized. Amortization expense related to finite-lived intangible assets was $4,605 million, $5,935 million and $6,854 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During 2024, as a result of the goodwill impairment charge discussed below and recorded in the second quarter of 2024, and the long-term trends and risks associated with the Company’s Global Linear Networks reporting unit, the Company reassessed and shortened the useful lives for certain of its linear networks trade names. This change was considered a change in estimate, was accounted for prospectively, and resulted in incremental amortization expense of $184 million for the year ended December 31, 2024.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense relating to intangible assets subject to amortization for each of the next five years and thereafter is estimated to be as follows (in millions).

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$3,426	$2,626	$2,007	$1,767	$1,559	$16,379
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
2025 Impairment Analysis
For the 2025 annual impairment test, the Company performed a qualitative goodwill impairment assessment for all of its reporting units and determined that it was more likely than not that the fair value of each reporting unit exceeded its carrying value, therefore, no quantitative goodwill impairment analysis was performed.
The Company continues to monitor its reporting units for triggers that could impact the recoverability of goodwill. Long-term trends and risks the Company is monitoring in its ongoing assessment include, but are not limited to, the following:
•the delta between market capitalization and book value, as well as volatility or declines in the price of the Company’s common stock, including any impact from the PSKY Merger;
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
2024 Impairment Analysis
During the second quarter of 2024, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and concluded the delta between market capitalization and book value, continued softness in the U.S. linear advertising market, and uncertainty related to affiliate and sports rights renewals, including the NBA, represented a triggering event for the Global Linear Networks reporting unit.
As a result, the Company elected to perform a quantitative impairment assessment for all of its reporting units in the second quarter of 2024. For the Global Linear Networks reporting unit, fair value was determined using a DCF method. The key judgments and assumptions used in the DCF method to determine the fair value of the Global Linear Networks reporting unit were as follows:
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the valuations.
The carrying value of the Global Linear Networks reporting unit exceeded its fair value and the Company recorded a non-cash goodwill impairment charge of $9,147 million during the second quarter of 2024 in impairments and loss on dispositions in the consolidated statements of operations. The goodwill impairment charge does not have an impact on the calculation of the Company’s financial covenants under the Company’s debt arrangements.
As of October 1, 2024, the Company performed a quantitative goodwill impairment assessment for all of its reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded.
2023 Impairment Analysis
For the 2023 annual impairment test, the Company performed a quantitative goodwill impairment assessment for all reporting units. The estimated fair value of each reporting unit exceeded its carrying value and, therefore, no impairment was recorded.
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
NOTE 6. RESTRUCTURING AND OTHER CHARGES
The Company periodically initiates restructuring programs, which may include, among other things, strategic content programming assessments, organizational restructuring, facility consolidation activities, and other contract termination costs. During 2025, the Company initiated restructuring plans related to the previously proposed Separation Transaction. During 2024, the Company initiated two restructuring initiatives; an organizational and personnel restructuring plan and a restructuring initiative associated with its Warner Bros. Games group. During 2023, the Company initiated a strategic realignment plan associated with its Warner Bros. Pictures Animation group.
Restructuring and other charges by reportable segment and corporate and inter-segment eliminations were as follows (in millions).

	Year Ended December 31,
	2025	2024	2023
Streaming	$27	$3	$66
Studios	18	263	225
Global Linear Networks	69	85	201
Corporate and inter-segment eliminations	285	96	93
Total restructuring and other charges	$399	$447	$585
During the year ended December 31, 2025, restructuring and other charges primarily related to organizational and personnel restructuring costs and consulting fees.
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

	Streaming	Studios	Global Linear Networks	Corporate	Total
December 31, 2023	$80	$98	$202	$80	$460
Contract termination accruals, net	—	—	1	3	4
Employee termination accruals, net	24	79	84	78	265
Other accruals	(20)	1	(2)	4	(17)
Cash paid	(53)	(83)	(180)	(107)	(423)
December 31, 2024	31	95	105	58	289
Contract termination accruals, net	—	—	—	1	1
Employee termination accruals, net	26	21	66	73	186
Other accruals	1	(3)	3	211	212
Cash paid	(35)	(55)	(105)	(216)	(411)
December 31, 2025	$23	$58	$69	$127	$277
NOTE 7. REVENUES
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in millions).

	Year Ended December 31, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$9,444	$8	$9,819	$(9)	$19,262
Advertising	1,032	1	6,332	(59)	7,306
Content	388	11,740	1,195	(3,676)	9,647
Other	12	870	310	(111)	1,081
Totals	$10,876	$12,619	$17,656	$(3,855)	$37,296

	Year Ended December 31, 2024
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$9,022	$8	$10,680	$(9)	$19,701
Advertising	855	5	7,306	(76)	8,090
Content	428	10,717	1,848	(2,696)	10,297
Other	8	877	341	7	1,233
Totals	$10,313	$11,607	$20,175	$(2,774)	$39,321

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$8,703	$17	$11,521	$(4)	$20,237
Advertising	548	15	8,342	(205)	8,700
Content	886	11,358	1,005	(2,046)	11,203
Other	17	802	376	(14)	1,181
Totals	$10,154	$12,192	$21,244	$(2,269)	$41,321
Accounts Receivable and Credit Losses
The allowance for credit losses was not material at December 31, 2025 and 2024.
Contract Assets and Liabilities
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	December 31, 2025	December 31, 2024
Contract liabilities	Deferred revenues	$1,642	$1,569
Contract liabilities	Other noncurrent liabilities	355	206
The change in deferred revenue for the year ended December 31, 2025 primarily reflects cash payments received or contracted billings recorded for which the performance obligations were not satisfied prior to the end of the period, partially offset by $1,378 million of revenues recognized that were included in the deferred revenue balance at December 31, 2024. Revenue recognized for the year ended December 31, 2024 related to the deferred revenue balance at December 31, 2023 was $1,643 million. Contract assets were not material as of December 31, 2025 and 2024.
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
The following table presents a summary of remaining performance obligations by contract type (in millions).

Contract Type	December 31, 2025	Duration
Distribution - fixed price or minimum guarantee	$2,489	Through 2030
Content licensing and sports sublicensing	4,601	Through 2032
Brand licensing	4,023	Through 2062
Advertising	1,127	Through 2032
Other	138	Through 2029
Total	$12,378

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
NOTE 8. SALES OF RECEIVABLES
Revolving Receivables Program
During 2025, the Company amended its revolving receivables program to reduce the facility limit to $5,000 million and extend the program to June 2026. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $3,700 million and $4,637 million as of December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $145 million, $116 million, and $79 million, respectively, in selling, general and administrative expenses from the revolving receivables program in the consolidated statements of operations (net of non-designated derivatives). (See Note 13.)
The following table presents a summary of receivables sold (in millions).

	Year Ended December 31,
	2025	2024
Gross receivables sold/cash proceeds received	$15,560	$15,254
Collections reinvested under revolving receivables program	(16,497)	(15,818)
Net cash proceeds remitted	$(937)	$(564)
Net receivables sold	$15,485	$15,153
Obligations recorded (Level 3)	$380	$361
The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	December 31, 2025	December 31, 2024
Gross receivables pledged as collateral	$2,632	$2,402
Restricted cash pledged as collateral	$—	$100
Balance sheet classification:
Receivables, net	$2,230	$2,039
Prepaid expenses and other current assets	$—	$100
Other noncurrent assets	$402	$363
Accounts Receivable Factoring
Total trade accounts receivable sold under the Company’s factoring arrangements was $257 million and $313 million for the years ended December 31, 2025 and 2024, respectively. The impact to the consolidated statements of operations was immaterial for the years ended December 31, 2025, 2024 and 2023. The accounts receivable factoring agreements is separate and distinct from the revolving receivables program.

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

	December 31, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$3,006	$5,686	$8,692
Completed and not released	1,109	521	1,630
In production and other	1,782	2,544	4,326
Total production costs	$5,897	$8,751	$14,648
Licensed content, live programming, and advances, net			4,478
Game development costs, less amortization			310
Total film and television content rights and games			19,436
Less: Current content rights and prepaid license fees, net			(322)
Total noncurrent film and television content rights and games			$19,114

	December 31, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$2,948	$5,678	$8,626
Completed and not released	794	767	1,561
In production and other	1,700	2,008	3,708
Total production costs	$5,442	$8,453	$13,895
Licensed content, live programming, and advances, net			5,744
Game development costs, less amortization			247
Total film and television content rights and games			19,886
Less: Current content rights and prepaid license fees, net			(784)
Total noncurrent film and television content rights and games			$19,102
Content amortization consisted of the following (in millions).

	Year Ended December 31,
	2025	2024	2023
Predominantly monetized individually	$2,346	$3,999	$5,165
Predominantly monetized as a group	9,306	9,554	10,648
Total content amortization	$11,652	$13,553	$15,813
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. For the year ended December 31, 2025, total content impairments were $203 million.
For the year ended December 31, 2024, total content impairments were $558 million, of which content impairments and other content development costs and write-offs of $165 million were primarily due to the abandonment of certain titles in connection with the fourth quarter 2024 strategic realignment plan associated with the Warner Bros. Games group, and are reflected in restructuring and other charges in the Studios segment. (See Note 6.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2023, total content impairments were $326 million, of which content impairments and content development costs and write-offs of $115 million were primarily due to the abandonment of certain films in connection with the third quarter 2023 strategic realignment plan associated with the Warner Bros. Pictures Animation group and are reflected in restructuring and other charges in the Studios segment. (See Note 6.)
The table below presents the expected future amortization expense of the Company’s film and television content rights, licensed content and advances, live programming rights and advances, and games as of December 31, 2025 (in millions).

	Year Ending December 31,
	2026	2027	2028
Released investment in films and television content:
Monetized individually	$804	$642	$532
Monetized as a group	2,150	1,225	849
Licensed content, live programming, and advances	1,695	894	624
Games	8	—	—

Completed and not released investment in films and television content:
Monetized individually	$879
Monetized as a group	210
At December 31, 2025, acquired film and television libraries are being amortized using straight-line or other accelerated amortization methods through 2036.
NOTE 10. INVESTMENTS
The Company’s equity investments consisted of the following, net of investments recorded in other noncurrent liabilities (in millions).

Category	Balance Sheet Location	Ownership	December 31, 2025	December 31, 2024
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$276	$240
nC+	Other noncurrent assets	32%	153	128
TNT Sports	Other noncurrent assets	50%	10	92
Other	Other noncurrent assets		258	261
Total equity method investments			697	721

Investments with readily determinable fair values	Other noncurrent assets		—	41

Investments without readily determinable fair values	Other noncurrent assets (a)		348	353
Total investments			$1,045	$1,115
(a) Investments without readily determinable fair values included $17 million as of December 31, 2025 and December 31, 2024 that were included in prepaid expenses and other current assets.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of December 31, 2025, the Company’s maximum exposure for all its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $492 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $481 million and $550 million as of December 31, 2025 and December 31, 2024, respectively. The Company recognized its portion of VIE operating results with income of $33 million for the year ended December 31, 2025, and losses of $24 million and $75 million for the years ended December 31, 2024 and 2023, respectively, in loss from equity investees, net, on the consolidated statements of operations.
During the year ended December 31, 2025, the TNT Sports joint venture had an impairment of $79 million, recognized in loss from equity investees, net on the consolidated statements of operations. Impairments were immaterial for years ended December 31, 2024 and 2023.
In May 2024, the Company sold its 50% interest in All3Media, an equity method investment, for proceeds of $324 million and recorded a gain of $203 million in other income (expense), net in the consolidated statements of operations.
Equity Investments Without Readily Determinable Fair Values Assessed Under the Measurement Alternative
The Company recorded impairments and upward adjustments for its other equity investments without readily determinable fair values of $17 million and $1 million during the year ended December 31, 2025, respectively, as a result of observable price changes in orderly transactions for the identical or similar investment of the same issuer. The changes in fair value as a result of observable price changes are recorded in other income (expense), net on the consolidated statements of operations. (See Note 18.) As of December 31, 2025, the Company had recorded cumulative impairments of $274 million and cumulative upward adjustments of $23 million for its equity method investments without readily determinable fair values.
NOTE 11. DEBT
The table below presents the components of outstanding debt (in millions).

		December 31,
	Weighted-Average Interest Rate as of 12/31/2025	2025	2024
Bridge loan with maturity of 18 months	7.22%	$15,000	$—
Senior notes with maturities of 5 years or less	3.92%	6,659	13,744
Senior notes with maturities between 5 and 10 years	4.37%	3,509	7,853
Senior notes with maturities greater than 10 years	5.17%	7,677	17,930
Total debt		32,845	39,527
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(278)	(22)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		32,567	39,505
Current portion of debt		(139)	(2,748)
Noncurrent portion of debt		$32,428	$36,757
During the year ended December 31, 2025, the Company repaid $2,000 million of aggregate principal amount outstanding of its Bridge Loan Facility, repaid in full at maturity $97 million of aggregate principal amount outstanding of its senior notes due July 2025, completed open market repurchases for $59 million of aggregate principal amount outstanding of its senior notes, and purchased $2 million of aggregate principal amount outstanding of its senior notes to finalize the Tender Offers further described below.
During the year ended December 31, 2025, the Company’s wholly-owned subsidiaries, Discovery Communications, LLC (“DCL”), Discovery Global Holdings, Inc. (“DGH”) (formerly known as WarnerMedia Holdings, Inc.), Warner Media, LLC (“WML”), and Historic TW Inc. (“TWI”), commenced cash tender offers to purchase (the “Tender Offers”) up to approximately $14,600 million in aggregate purchase price of their outstanding notes and debentures. In conjunction with the Tender Offers, DCL, DGH and TWI also commenced solicitations of consents (the “Consent Solicitations”) from holders of substantially all of its outstanding notes and debentures to adopt certain proposed amendments to the indentures governing such notes and debentures, to, among other things, remove substantially all of the restrictive covenants and certain events of defaults under such indentures.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
To fund the Tender Offers and Consent Solicitations, as well as repay in full and terminate its $1,500 million 364-day senior unsecured term loan facility, the Company and DGH entered into a non-investment grade leveraged bridge loan facility (“Bridge Loan Facility”) with JPMorgan Chase Bank, N.A. in June 2025, which was amended and extended in February 2026. (See Note 24.) The obligations under the Bridge Loan Facility are secured by a lien on substantially all of the personal property assets of the Company, DGH, and certain of its wholly owned domestic subsidiaries and are guaranteed by the Company and certain of its wholly-owned domestic subsidiaries. Borrowings under the Bridge Loan Facility will bear interest at the SOFR rate plus (i) until March 30, 2026, 3.50% per annum and (ii) from March 31, 2026 until the termination date of the Bridge Loan Facility, 4.00%. Borrowings under the Bridge Loan Facility, net of any prepayments, will become payable in full on the earlier of (i) June 30, 2027 and (ii) the date the previously proposed Separation Transaction occurs. In addition, the Company will pay JPMorgan Chase Bank, N.A. as the administrative agent a duration fee equal to the applicable percentage of the aggregate principal amount of the loan outstanding on the following dates: on each of March 31, 2026 and June 30, 2026, a fee rate of 0.50%; and on each of September 30, 2026, December 31, 2026 and March 31, 2027, a fee rate of 1.00%. On June 30, 2025, DGH drew $17,000 million of the available Bridge Loan Facility to finance the early settlement of the Tender Offers, Consent Solicitations, and the repayment in full and termination of its $1,500 million 364-day senior unsecured term loan facility, and the payment of fees and expenses therewith and for general corporate purposes. The Bridge Loan Facility is expected to be refinanced prior to its maturity. The Bridge Loan Facility contains customary representations and warranties, as well as affirmative and negative covenants. The Bridge Loan Facility does not contain any financial maintenance covenant.
The Company substantially completed the Tender Offers in June 2025 by purchasing senior notes and debentures in the aggregate principal amount of $17,665 million validly tendered and accepted for purchase pursuant to the Tender Offers and recorded a gain on extinguishment of approximately $2,959 million. The Company also paid $293 million for the Consent Solicitations. Additionally, the Company repaid in full at maturity $487 million of aggregate principal amount outstanding of its senior notes due June 2025.
During the year ended December 31, 2025, the Company repaid in full at maturity $2,165 million of aggregate principal amount outstanding of its senior notes due March 2025, and redeemed in full $1,500 million aggregate principal amount outstanding of its senior notes due March 2026. The redemption was funded with the proceeds of borrowings pursuant to a $1,500 million 364-day senior unsecured term loan credit facility.
During the year ended December 31, 2024, the Company commenced a tender offer to purchase for cash up to $2,610 million in aggregate purchase price (excluding accrued and unpaid interest) of (i) DCL’s outstanding 3.900% Senior Notes due 2024, 4.000% Senior Notes due 2055, 4.650% Senior Notes due 2050, 4.950% Senior Notes due 2042, 4.875% Senior Notes due 2043, 5.200% Senior Notes due 2047, and 5.300% Senior Notes due 2049; (ii) Scripps Networks Interactive, Inc.’s (“Scripps Networks”) outstanding 3.900% Senior Notes due 2024; (iii) the legacy WarnerMedia Business’s outstanding 4.650% Senior Notes due 2044, 4.850% Senior Notes due 2045, 4.900% Senior Notes due 2042, and 5.350% Senior Notes due 2043; and (iv) DGH’s outstanding 5.050% Senior Notes due 2042, which was funded using the aggregate net proceeds from debt financing transactions together with available cash on hand and other available sources of liquidity. The Company completed the tender offer in June 2024 by purchasing senior notes in the aggregate principal amount of $3,399 million validly tendered and accepted for purchase pursuant to the offer and recorded a gain on extinguishment of $542 million.
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
We are obligated to cause certain of our subsidiaries to conduct one or more offers to exchange (collectively, the “Junior Lien Exchange Offer”) certain of the senior notes issued by DGH and DCL, as applicable, for new junior lien secured notes with the same economic terms (including denominations, interest rate, interest payment dates, maturity date and redemption provisions) to be issued by DGH or DCL, as applicable (the “junior lien notes”). If the Junior Lien Exchange Offer is not completed by December 30, 2026, WBD will be required to pay to each holder of the applicable senior notes entitled to participate in the Junior Lien Exchange Offer a one-time cash payment in the amount of $100 per $1,000 principal amount or €100 per €1,000 principal amount, as applicable, of the applicable senior notes held by such holder, equal to an aggregate amount of approximately $1.5 billion.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PSKY Merger Agreement provides that, prior to October 15, 2026, PSKY may deliver one formal request (a “Specified Request”) in writing to WBD requesting that WBD either, subject to certain exceptions, (i) commence and use reasonable best efforts to effectuate a consent solicitation (on terms mutually determined by PSKY and WBD in good faith) to eliminate the obligation to commence the Junior Lien Exchange Offer or otherwise modify the required terms of the Junior Lien Exchange Offer, (ii) commence and use reasonable best efforts to effectuate the Junior Lien Exchange Offer (on terms mutually determined by PSKY and WBD in good faith, subject to certain conditions) or (iii) make a payment in the amount of $100 per $1,000 principal amount or €100 per €1,000 principal amount of such outstanding senior notes in lieu of effectuating the Junior Lien Exchange Offer (the “Amended Notes Payment Amount”); provided that, if the Amended Notes Payment Amount becomes due and payable pursuant to the above, PSKY shall timely and fully pay such amount (such amount not to exceed $1,528 million in the aggregate).
If PSKY does not make a Specified Request by October 15, 2026, WBD may, after such date, commence one or more consent solicitations with respect to the outstanding senior notes or commence the Junior Lien Exchange Offer, in each case, on terms determined by WBD in its sole discretion, or pay the Amended Notes Payment Amount; provided that, if the Amended Notes Payment Amount becomes due and payable pursuant to the above, PSKY shall timely and fully pay such amount (subject to the aggregate limit described above).
As of December 31, 2025, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks, DCL (to the extent it is not the primary obligor on such senior notes), and DGH (to the extent it is not the primary obligor on such senior notes), except for $192 million of senior notes of the legacy WarnerMedia Business.
Revolving Credit Facility and Commercial Paper Programs
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement, which was amended in June 2025 (the “Credit Agreement”). The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with aggregate commitments of $4,000 million and includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1,000 million from the lenders upon the satisfaction of certain conditions. The obligations of the borrowers under the Credit Agreement are secured by the same collateral and have the benefit of the same guarantees as provided in respect of the Bridge Loan Facility, as described above. The Credit Agreement is available on a revolving basis until October 2029, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent, and provides for an early termination of the Credit Agreement upon completion of the previously proposed Separation Transaction.
Additionally, the Company’s commercial paper program is supported by the Credit Facility. Under the commercial paper program, the Company may issue up to $2,000 million. In March 2025, the Company increased the issuance capacity under the commercial paper program from $1,000 million to $2,000 million. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding borrowings under the commercial paper program.
As of December 31, 2025 and 2024, the Company and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, and also requires maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 4.50 to 1.00. As of December 31, 2025, the Company was in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
Long-term Debt Repayment Schedule
The following table presents a summary of scheduled debt and estimated interest payments, excluding the revolving credit facility and commercial paper borrowings, for the next five years based on the amount of the Company’s debt outstanding as of December 31, 2025 (in millions).

	2026	2027	2028	2029	2030	Thereafter
Long-term debt repayments	$139	$16,483	$1,409	$2,274	$1,354	$11,186
Interest payments	$1,947	$1,353	$723	$648	$584	$5,454

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. LEASES
The Company has operating and finance leases for transponders, office space, studio facilities, software, and other equipment. The Company’s leases were reflected in the Company’s consolidated balance sheets as follows (in millions).

		December 31,
		2025	2024
Operating Leases	Location on Balance Sheet
Operating lease right-of-use assets	Other noncurrent assets	$2,749	$2,373

Operating lease liabilities (current)	Accrued liabilities	$285	$307
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	3,226	2,731
Total operating lease liabilities		$3,511	$3,038

Finance Leases
Finance lease right-of-use assets	Property and equipment, net	$635	$432

Finance lease liabilities (current)	Accrued liabilities	$149	$107
Finance lease liabilities (noncurrent)	Other noncurrent liabilities	534	356
Total finance lease liabilities		$683	$463
Supplemental information related to leases was as follows.

	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	11	11
Finance leases	6	6

Weighted average discount rate
Operating leases	4.97%	4.43%
Finance leases	5.46%	5.11%
The Company’s leases have remaining lease terms of up to 27 years, some of which include multiple options to extend the leases for up to a total of 20 years. Most leases are not cancelable prior to their expiration.
The components of lease cost were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$407	$441	$540

Finance lease cost:
Amortization of right-of-use assets	$150	$111	$85
Interest on lease liabilities	32	19	8
Total finance lease cost	$182	$130	$93

Variable fees and other(a)	$29	$44	$74
Total lease cost	$618	$615	$707
(a) Includes variable lease payments related to our operating and finance leases and costs of leases with initial terms of less than one year.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(455)	$(476)	$(501)
Operating cash flows from finance leases	$(32)	$(19)	$(19)
Financing cash flows from finance leases	$(139)	$(95)	$(74)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$726	$78	$364
Finance leases	$341	$300	$95
Maturities of lease liabilities as of December 31, 2025 were as follows (in millions):

	Operating Leases	Finance Leases
2026	$441	$178
2027	424	157
2028	419	123
2029	416	81
2030	407	45
Thereafter	2,594	224
Total lease payments	4,701	808
Less: Imputed interest	(1,190)	(125)
Total	$3,511	$683
During the year ended December 31, 2025, ROU asset impairment charges were $112 million and were primarily related to impairments of the Company’s Hudson Yards, New York office as a result of recoverability tests performed during the year as subleases for the office were executed. The impairment charges were recorded in impairment and loss on dispositions in the consolidated statements of operations. Sublease income, primarily related to the Hudson Yards, New York office, was $55 million for the year ended December 31, 2025 and was not material for the years ended December 31, 2024 and 2023.
As of December 31, 2025, the Company’s total minimum lease payments for additional leases that have not yet commenced were not material.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no amounts eligible to be offset under master netting agreements as of December 31, 2025 and 2024. The fair value of the Company’s derivative financial instruments at December 31, 2025 and 2024 was determined using a market-based approach (Level 2). The following table summarizes the Company’s derivative financial instruments recorded on its consolidated balance sheets (in millions).

	December 31, 2025					December 31, 2024
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,235	$53	$60	$35	$38	$1,608	$47	$14	$25	$28
Net investment hedges: (a)
Cross-currency swaps	452	7	—	—	21	421	6	—	—	4
No hedging designation:
Foreign exchange	126	9	—	15	79	951	18	7	14	122
Cross-currency swaps	225	4	—	—	11	210	2	—	—	1
Total return swaps	501	—	—	—	—	454	—	—	16	—
Credit contracts	2,000	8	—	—	—	—	—	—	—	—
Total		$81	$60	$50	$149		$73	$21	$55	$155
(a) Excludes €781 million and €1,500 million of euro-denominated notes ($919 million and $1,558 million equivalent at December 31, 2025 and December 31, 2024, respectively) designated as net investment hedges. (See Note 11.)
Derivatives Designated for Hedge Accounting
Cash Flow Hedges
The Company uses foreign exchange forward contracts to mitigate the foreign currency risk related to revenues, production rebates, and production expenses. As production spend occurs or when rebate receivables are recognized, foreign forward exchange contracts designated as cash flow hedges are de-designated. Upon de-designation, gains and losses on these derivatives directly impact earnings in the same line and same period as the hedged risk. These cash flow hedges are carried at fair market value on the Company’s consolidated balance sheets. Hedge effectiveness is assessed using the spot method, with fair market value changes recorded in other comprehensive income (loss) until the hedged item affects earnings. Excluded components, including forward points, are included in current earnings.
The following table presents the pre-tax impact of derivatives designated as cash flow hedges on income and other comprehensive income (loss) (in millions).

	Year Ended December 31,
	2025	2024	2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$23	$37	$23
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(27)	22	(5)
Foreign exchange - advertising revenue	—	2	1
Foreign exchange - costs of revenues	6	7	3
Foreign exchange - other income (expense), net	—	—	18
Interest rate - interest expense, net	(3)	(5)	(1)
Interest rate - gain on extinguishment of debt	(1)	(4)	1
Interest rate - other income (expense), net	14	20	—

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If current fair values of designated cash flow hedges as of December 31, 2025 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 30 years.
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
The following table presents the pre-tax impact of derivatives and other instruments designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	Amount of gain (loss) recognized in AOCI			Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2025	2024	2023		2025	2024	2023
Cross currency swaps	$(19)	$70	$43	Interest expense, net	$11	$4	$24
Euro denominated notes (foreign denominated debt)	(209)	78	3	N/A	—	—	—
Sterling denominated notes (foreign denominated debt)	—	(5)	(11)	N/A	—	—	—
Total	$(228)	$143	$35		$11	$4	$24
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
The Company is exposed to risk of secured overnight financing rate changes in connection with securitization fees on the receivables securitization program. To mitigate this risk, the Company entered into and unwound and settled $2.5 billion notional of non-designated interest rate swaps for an immaterial gain during the year ended December 31, 2025. The Company entered into and unwound and settled $3.0 billion notional of non-designated interest rate swaps for an immaterial gain during the year ended December 31, 2024. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization fees.
In June 2025, the Company unwound foreign exchange forward contracts with a notional value of €450 million associated with the Company’s euro-denominated debt that was partially repaid in association with the Tender Offers. The Company also entered into and subsequently unwound and settled foreign exchange forward contracts with a notional value of €450 million to hedge the tender payment for the Company’s euro-denominated debt and recorded a gain of $9 million to other income (expense), net.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2025, the Company entered $2 billion notional amount of credit contract swaptions to mitigate the interest rate risk related to future issuances of debt related to the previously proposed Separation Transaction. (See Note 1.)
The following table presents the pre-tax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other income (expense), net in the consolidated statements of operations (in millions).

	Year Ended December 31,
	2025	2024	2023
Interest rate swaps	$—	$19	$63
Total return swaps	50	31	46
Total in selling, general and administrative expense	50	50	109

Interest rate swaps	—	(3)	20
Cross-currency swaps	(8)	1	1
Foreign exchange derivatives	32	(27)	7
Credit contracts	(17)	—	—
Total in other income (expense), net	7	(29)	28
Total	$57	$21	$137
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
Level 3 - Valuations derived from techniques in which one or more significant inputs are unobservable.
The table below presents assets and liabilities measured at fair value on a recurring basis (in millions).

		December 31, 2025
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$107	$—	$107
Equity securities:
Money market funds	Cash and cash equivalents	61	—	—	61
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	2	—	2
Mutual funds	Other noncurrent assets	205	—	—	205
Company-owned life insurance contracts	Other noncurrent assets	—	105	—	105
Total		$280	$214	$—	$494
Liabilities
Deferred compensation plan	Accrued liabilities	$66	$—	$—	$66
Deferred compensation plan	Other noncurrent liabilities	682	—	—	682
Total		$748	$—	$—	$748

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2024
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$95	$—	$95
Equity securities:
Money market funds	Cash and cash equivalents	46	—	—	46
Mutual funds	Prepaid expenses and other current assets	16	—	—	16
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	1	—	1
Mutual funds	Other noncurrent assets	216	—	—	216
Company-owned life insurance contracts	Other noncurrent assets	—	102	—	102
Total		$278	$198	$—	$476
Liabilities
Deferred compensation plan	Accrued liabilities	$62	$—	$—	$62
Deferred compensation plan	Other noncurrent liabilities	650	—	—	650
Total		$712	$—	$—	$712
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
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, senior notes, and a bridge loan. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of December 31, 2025 and 2024. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $15,205 million and $34,876 million as of December 31, 2025 and 2024, respectively.
The Company’s derivative financial instruments are discussed in Note 13, its investments with readily determinable fair value are discussed in Note 10, and the obligation for its revolving receivable program is discussed in Note 8.
NOTE 15. SHARE-BASED COMPENSATION
The Company has various incentive plans under which PRSUs, RSUs, and stock options have been issued. Upon exercise or vesting of stock awards, the Company issues new shares from its existing authorized but unissued shares. As of December 31, 2025, there were 136 million shares of common stock in reserves that were available for future issuance under the incentive plans.
Share-Based Compensation Expense
The table below presents the components of share-based compensation expense (in millions).

	Year Ended December 31,
	2025	2024	2023
PRSUs	$239	$89	$65
RSUs	457	415	375
Stock options	73	53	60
Total share-based compensation expense	$769	$557	$500
Tax benefit recognized	$115	$96	$97
Liability-classified share-based compensation awards include certain PRSUs. The Company recorded total liabilities for cash-settled and other liability-classified share-based compensation awards of $190 million and $66 million as of December 31, 2025 and 2024, respectively. The current portion of the liability for cash-settled and other liability-classified awards was $108 million and $27 million as of December 31, 2025 and 2024, respectively.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Award Activity
PRSUs
The table below presents PRSU activity (in millions, except years and weighted-average grant date fair value).

	PRSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2024	9.8	$11.20	1.2	$104
Granted	4.8	$11.79
Performance adjustments	2.6	$8.64
Converted	(4.3)	$9.57		$48
Forfeited	(0.1)	$10.06
Outstanding as of December 31, 2025	12.8	$11.87	1.0	$370
Vested and expected to vest as of December 31, 2025	12.8	$11.87	1.0	$370
Convertible as of December 31, 2025	2.5	$11.05	0.0	$72
As of December 31, 2025, there was $73 million of unrecognized compensation cost related to PRSUs.
RSUs
The table below presents RSU activity (in millions, except years and weighted-average grant date fair value).

	RSUs	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of December 31, 2024	78.8	$11.41	1.6	$835
Granted	43.0	$11.13
Vested	(31.5)	$12.69		$388
Forfeited	(6.1)	$10.42
Outstanding as of December 31, 2025	84.2	$10.81	1.2	$2,432
Vested and expected to vest as of December 31, 2025	84.2	$10.81	1.2	$2,432
As of December 31, 2025, there was $457 million of unrecognized compensation cost related to RSUs, of which $11 million is related to cash settled RSUs. Stock settled RSUs are expected to be recognized over a weighted-average period of 1.2 years, and cash settled RSUs are expected to be recognized over a weighted-average period of 1.0 years.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The table below presents stock option activity (in millions, except years and weighted-average exercise price).

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	36.0	$30.90	2.7	$8
Granted	25.1	$10.31
Exercised	(2.1)	$13.96		$12
Forfeited	(12.9)	$30.02
Outstanding as of December 31, 2025	46.1	$20.68	4.8	$551
Vested and expected to vest as of December 31, 2025	46.1	$20.68	4.8	$551
Exercisable as of December 31, 2025	8.5	$33.92	2.6	$25
The Company received cash payments from the exercise of stock options totaling $30 million, $0 million, and $0 million during 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $139 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
The fair value of stock options is estimated using the Black-Scholes option-pricing model or a Monte Carlo Simulation. The weighted-average assumptions used to determine the fair value of stock options as of the date of grant during 2025, 2024 and 2023 were as follows.

	Year Ended December 31,
	2025	2024	2023
Black-Scholes option-pricing model
Risk-free interest rate	3.97%	4.19%	4.35%
Expected term (years)	5.0	4.7	4.5
Expected volatility	54.49%	54.37%	54.80%
Monte Carlo simulation
Risk-free interest rate	4.11%	N/A	N/A
Expected term (years) (1)	5.0	N/A	N/A
Expected volatility	55.34%	N/A	N/A
(1) The expected term represents the period from the grant date through the performance period.
The weighted-average grant date fair value of options granted during 2025, 2024 and 2023 was $5.29, $4.30 and $7.43, respectively, per option. The total intrinsic value of options exercised during 2025, 2024 and 2023 was $12 million, $0 million, and $0 million, respectively.
NOTE 16. INCOME TAXES
The domestic and foreign components of income (loss) before income taxes were as follows (in millions).

	Year Ended December 31,
	2025	2024	2023
Domestic	$744	$(11,843)	$(4,702)
Foreign	895	455	839
Income (loss) before income taxes	$1,639	$(11,388)	$(3,863)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the provision for income taxes were as follows (in millions).

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,025	$983	$753
State and local	131	321	57
Foreign	444	522	750
	1,600	1,826	1,560
Deferred:
Federal	(601)	(1,488)	(1,845)
State and local	(113)	(276)	(548)
Foreign	4	32	49
	(710)	(1,732)	(2,344)
Income tax expense (benefit)	$890	$94	$(784)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of the Company’s effective income tax rate to the 21% U.S. federal statutory income tax rate for the year ended December 31, 2025, reflecting the adoption of ASU 2023-09, is presented below (in millions):

	Year Ended December 31, 2025
U.S. federal statutory tax rate	$344	21%
State and local income taxes, net of federal income tax effects(1)	(14)	(1)%
Foreign tax effects:
UK:
Statutory tax rate differential	25	1%
Tax incentives	(102)	(6)%
Other	16	1%
Canada withholding taxes	61	4%
Withholding taxes from other foreign jurisdictions(2)	256	15%
Other foreign jurisdictions	75	5%
Effect of cross-border tax laws:
Foreign branch income	62	4%
Other	(19)	(1)%
Tax credits:
Foreign tax credits	(270)	(16)%
Research and development credit	(46)	(3)%
Changes in valuation allowances	242	15%
Nontaxable or nondeductible items:
Compensation	89	5%
Indemnification costs	47	3%
Transaction costs	42	2%
Other	16	1%
Change in unrecognized tax benefits	84	5%
Other adjustments	(18)	(1)%
Income tax expense	$890	54%
(1) State taxes in California contributed to the majority (greater than 50%) of the tax effect in this category.
(2) The majority of tax effect in this category is from Brazil (2%), China (2%), Mexico (2%), Spain (-1%), Italy (1%), Chile (1%), Australia (1%) and Argentina (1%).
A reconciliation of the Company’s effective income tax rate to the 21% U.S. federal statutory income tax rate for the years prior to the adoption of ASU 2023-09, is presented below:

	Year Ended December 31,
	2024		2023
Pre-tax income at U.S. federal statutory income tax rate	$(2,391)	21%	$(811)	21%
Non-deductible goodwill impairment	1,881	(17)%	—	—%
State and local income taxes, net of federal tax benefit	30	—%	(388)	10%
Effect of foreign operations	331	(3)%	342	(9)%
Change in unrecognized tax benefits	153	(1)%	33	(1)%
Other, net	90	(1)%	40	(1)%
Income tax expense (benefit)	$94	(1)%	$(784)	20%

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense was $890 million and $94 million, and the Company’s effective tax rate was 54% and (1)% for 2025 and 2024, respectively. The increase in income tax expense in 2025 was primarily attributable to an increase in pre-tax book income, including a $2,959 million gain recognized in connection with the Tender Offers in 2025, as well as the absence of a non-cash goodwill impairment charge of $9,147 million recorded in 2024, the majority of which was not deductible for tax purposes. (See Note 5 and Note 11).
Income tax expense (benefit) was $94 million and $(784) million, and the Company’s effective tax rate was (1)% and 20% for 2024 and 2023, respectively. In 2024, the Company recorded a non-cash goodwill impairment charge of $9,147 million, the majority of which was not deductible for tax purposes. (See Note 5.) For the year ended December 31, 2024, the increase in income tax expense compared to the same period in 2023 was primarily attributable to a decrease in pre-tax book loss (excluding the non-cash goodwill impairment charge), an increase in state and local income taxes (including a state deferred tax adjustment recorded in the year ended December 31, 2024 and a one-time favorable release of an unrecognized state tax benefit in 2023 that did not recur in 2024), and a one-time favorable release of an unrecognized U.S. tax benefit in 2023 that did not recur in 2024.
Components of deferred income tax assets and liabilities were as follows (in millions).

	December 31,
	2025	2024
Deferred income tax assets:
Tax attribute carry-forward	$2,894	$2,661
Lease liabilities	937	793
Accrued liabilities and other	1,144	1,180
Total deferred income tax assets	4,975	4,634
Valuation allowance	(2,398)	(2,043)
Net deferred income tax assets	2,577	2,591
Deferred income tax liabilities:
Accounts receivable	(248)	(267)
Intangible assets	(5,889)	(6,916)
Right-of-use assets	(756)	(636)
Property and equipment	(567)	(273)
Content rights	(272)	(342)
Equity method investments and other outside basis differences	(85)	(61)
Other	(521)	(468)
Total deferred income tax liabilities	(8,338)	(8,963)
Net deferred income tax liabilities	$(5,761)	$(6,372)
As of December 31, 2025, the company maintains a valuation allowance of $2,398 million to offset deferred tax assets attributable to certain foreign net operating losses, and to a lesser extent U.S. federal and state tax attribute carryforwards.
The Company’s net deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows (in millions).

	December 31,
	2025	2024
Noncurrent deferred income tax assets (included within other noncurrent assets)	$622	$613
Deferred income tax liabilities	(6,383)	(6,985)
Net deferred income tax liabilities	$(5,761)	$(6,372)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s loss carry-forwards were reported on the consolidated balance sheets as follows (in millions).

	Federal	State	Foreign
Loss carry-forwards	$56	$1,313	$7,903
Deferred tax asset related to loss carry-forwards	12	62	1,923
Valuation allowance against loss carry-forwards	(6)	(56)	(1,581)
Earliest expiration date of loss carry-forwards	2028	2026	2026
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (without related interest and penalty amounts) is as follows (in millions).

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,371	$2,147	$1,929
Additions based on tax positions related to the current year	83	148	147
Additions for tax positions of prior years	123	250	195
Additions for tax positions acquired in business combinations	—	—	247
Reductions for tax positions of prior years	(101)	(76)	(275)
Settlements	(37)	(30)	(46)
Reductions due to lapse of statutes of limitations	(123)	(51)	(62)
Changes due to foreign currency exchange rates	40	(17)	12
Ending balance	$2,356	$2,371	$2,147
As of December 31, 2025, if the Company were to recognize the full amount of unrecognized tax benefits, $2,156 million would reduce the Company’s income tax expense and effective tax rate after giving effect to interest deductions and offsetting benefits from other tax jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. and various state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for its 2015 to 2017 and 2023 consolidated federal income tax returns. It is difficult to predict the final outcome or timing of resolution of any particular tax matter. With few exceptions, the Company is no longer subject to audit by any jurisdiction for years prior to 2008. Adjustments that arose from the completion of audits for certain tax years have been included in the change in unrecognized tax benefits in the table above.
As of December 31, 2025, 2024, and 2023, the Company had accrued approximately $856 million, $732 million, and $571 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The 2017 Tax Cuts and Jobs Act features a participation exemption regime with current taxation of certain foreign income and imposed a mandatory repatriation toll tax on unremitted foreign earnings. As of December 31, 2025, the Company intends to remit certain previously undistributed foreign earnings to the United States. Accordingly, the Company has recorded deferred taxes for applicable foreign withholding associated with the expected remittance. The Company may continue to reinvest other foreign earnings outside of the United States. For those earnings, if any, that remain indefinitely reinvested, additional taxes would be recognized upon distribution. Determination of the amount of any unrecognized deferred income tax liability related to such earnings is not practicable.
The Organisation for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of December 31, 2025, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, introducing a broad range of tax reform provisions. The impact of the OBBBA primarily affected the Company’s deferred tax liabilities and has been reflected in the Company’s financial statements for the period ended December 31, 2025. The Company continues to monitor regulatory guidance related to the implementation of the OBBBA and will update its tax positions as necessary in future periods.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. RETIREMENT SAVINGS PLANS
The Company has defined contribution, defined benefit, and other savings plans for the benefit of its employees that meet eligibility requirements.
Defined Contribution Plans
Eligible employees may contribute a portion of their compensation to the plans, which may be subject to certain statutory limitations. The Company contributes to certain of the plans to either match qualifying employee contributions or as discretionary contributions. The Company made total contributions of $206 million, $204 million, and $210 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s contributions were recorded in cost of revenues and selling, general and administrative expense on the consolidated statements of operations.
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
The following table summarizes the Company’s contributions to multiemployer pension and health and welfare benefit plans (in millions).

	Year Ended December 31,
	2025	2024	2023
Pension benefits	$102	$115	$128
Health and welfare benefits	226	248	153
Total contributions	$328	$363	$281
Defined Benefit Plans
The Company participates in and/or sponsors a qualified defined benefit pension plan that covers certain U.S. based employees and several non-U.S. defined benefit pension plans. The Company’s pension plans consist of both funded and unfunded plans. Plan provisions vary by plan and by country, and all plans are noncontributory. At a plan level, net asset positions are recorded in other noncurrent assets, and net liability positions are recorded in accrued liabilities and/or other noncurrent liabilities on the consolidated balance sheets.

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
Net Periodic Pension Cost
Expense recognized for the pension plans is based upon actuarial valuations. Inherent in those valuations are key assumptions, including discount rates and, where applicable, expected returns on assets. The service cost component of net periodic pension cost is recorded in operating expenses on the consolidated statements of operations, while the remaining components are recorded in other income (expense), net. Net periodic pension cost was not material for the years ended December 31, 2025, 2024 and 2023.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status
The following tables present information about plan assets and obligations of the pension plans based upon a valuation as of December 31, 2025 and 2024, respectively (in millions).

	December 31, 2025	December 31, 2024
Accumulated benefit obligation	$716	$683
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$683	$753
Service cost	2	2
Interest cost	35	33
Benefits paid	(40)	(45)
Actuarial losses (gains)	18	(48)
Curtailments	(1)	—
Settlement charges	(14)	(2)
Effects of foreign currency exchange rate changes and other	33	(10)
Projected benefit obligation at end of year	716	683
Plan assets:
Fair value at beginning of year	471	540
Actual return on plan assets	10	(46)
Company contributions	35	32
Benefits paid	(40)	(45)
Settlement charges	(14)	(3)
Effects of foreign currency exchange rate changes and other	31	(7)
Fair value at end of year	493	471
Under funded status	$(223)	$(212)
Amounts recognized as assets and liabilities on the consolidated balance sheets:
Other noncurrent assets	$34	$65
Accrued liabilities	(27)	(29)
Other noncurrent liabilities	(230)	(248)
Total	$(223)	$(212)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$3	$—
Net loss	149	104
Total	$152	$104
The weighted average assumptions used to determine benefit obligations of the pension plans were as follows.

	December 31, 2025	December 31, 2024
Discount rate	5.06%	5.20%
Rate of compensation increases	3.30%	3.16%

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

	December 31, 2025
Investment Type	Target	Actual
Debt securities	5%	4%
Equity securities	10%	5%
Fixed income securities	72%	80%
Multi-asset credit fund	5%	6%
Real assets	4%	3%
Hedge funds	2%	—%
Cash	2%	2%
Total	100%	100%
Fair Value Measurements
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 14 for a discussion of the fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value (in millions).

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Debt securities	$22	$22	$—	$—
Equity securities	24	24	—	—
Fixed income securities	394	—	—	394
Multi-asset credit fund	32	—	32	—
Cash	8	8	—	—
Total plan assets measured at fair value	$480	$54	$32	$394
Assets held at net asset value practical expedient
Real assets	13
Total plan assets	$493
The table below sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ended December 31, 2025 (in millions).

Fixed Income Funds
Fair value at beginning of year	$66
Unrealized gains	8
Purchases, issuances, sales and settlements, net	315
Effects of foreign currency exchange rate changes and other	5
Balance at end of year	$394

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Debt securities	$19	$19	$—	$—
Equity securities	55	25	30	—
Fixed income securities	444	22	356	66
Multi-asset credit fund	77	—	77	—
Cash	6	6	—	—
Total plan assets measured at fair value	$601	$72	$463	$66
Assets held at net asset value practical expedient
Real assets	$16
Hedge funds	44
Total assets held at net asset value practical expedient	$60
Liabilities:
Derivatives	(190)
Total plan assets	$471
The table below sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ended December 31, 2024 (in millions).

Fixed Income Funds
Fair value at beginning of year	$76
Unrealized losses	(5)
Purchases, issuances, sales and settlements, net	(5)
Balance at end of year	$66
Estimated Benefit Payments
The following table presents the estimated future benefit payments expected to be paid out for the defined benefits plans over the next ten years (in millions).

Pension Plans
2026	$51
2027	45
2028	48
2029	48
2030	47
Thereafter	235

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. SUPPLEMENTAL DISCLOSURES
Property and equipment
Property and equipment consisted of the following (in millions).

		December 31,
	Useful Lives	2025	2024
Equipment, furniture, fixtures and other (a)	3 - 7 years	$3,071	$2,613
Capitalized software costs	1 - 5 years	3,583	3,076
Land, buildings and leasehold improvements (b)	15 - 30 years	4,038	3,832
Property and equipment, at cost		10,692	9,521
Accumulated depreciation		(4,826)	(4,035)
		5,866	5,486
Assets under construction		819	601
Property and equipment, net		$6,685	$6,087

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
Capitalized software costs are for internal use. The net book value of capitalized software costs was $1,352 million and $1,246 million as of December 31, 2025 and 2024, respectively.
Depreciation expense for property and equipment totaled $1,079 million, $1,102 million and $1,097 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in millions).

	December 31,
	2025	2024
Production receivables	$1,072	$979
Content rights and prepaid license fees	322	784
Other current assets	1,952	2,056
Total prepaid expenses and other current assets	$3,346	$3,819
Accrued liabilities
Accrued liabilities consisted of the following (in millions).

	December 31,
	2025	2024
Accrued participation and residuals	$2,796	$2,953
Accrued production and content rights payable	1,675	1,758
Accrued payroll and related benefits	1,588	1,495
Accrued withholding taxes	668	644
Other accrued liabilities	2,899	3,588
Total accrued liabilities	$9,626	$10,438

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other noncurrent liabilities
Other noncurrent liabilities consisted of the following (in millions).

	December 31,
	2025	2024
Operating lease liabilities	$3,226	$2,731
Other noncurrent liabilities	8,382	7,339
Total other noncurrent liabilities	$11,608	$10,070
Other Income (Expense), net
Other income (expense), net, consisted of the following (in millions).

	Year Ended December 31,
	2025	2024	2023
Foreign currency losses, net	$8	$(323)	$(173)
(Losses) gains on derivative instruments, net	21	(9)	28
Change in the value of investments with readily determinable fair value	10	(1)	37
Change in the value of equity investments without readily determinable fair value	(4)	(11)	(73)
Gain on sale of equity method investments	—	194	—
Interest income	206	210	179
Indemnification receivable accrual	(171)	77	(53)
Other income, net	(5)	13	26
Total other income (expense), net	$65	$150	$(29)
Supplemental Cash Flow Information
We adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. Cash paid for taxes, reflecting the adoption of ASU 2023-09 for the year ended December 31, 2025, cash paid for taxes for the years ended December 31, 2024 and 2023, and other supplemental cash flow information is presented below (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for taxes, net
Federal taxes	$1,287
State taxes	76
Foreign taxes	563
Total	$1,926	$1,113	$1,440

Cash paid for interest	$2,295	$1,996	$2,237

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$38	$36	$41
Assets acquired under finance lease and other arrangements	320	390	235
Non-cash settlement of PRSU awards	115	59	35
Non-cash consideration related to the sale and purchase of the Ranch and Burbank Studios Lots	—	—	350
Non-cash consideration related to the transaction agreements with JCOM	—	—	70

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, Cash Equivalents, and Restricted Cash

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$4,566	$5,312
Restricted cash - other current assets (a)	4	104
Total cash, cash equivalents, and restricted cash	$4,570	$5,416

(a) Restricted cash at December 31, 2024 primarily included cash posted as collateral related to the Company’s revolving receivables program. (See Note 8.)
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

	Year Ended December 31,
	2025	2024
Obligations outstanding at the beginning of the year	$307	$338
Invoices confirmed during the year	678	949
Invoices paid during the year	(726)	(980)
Foreign currency translation and other adjustments	1	—
Obligations outstanding at the end of the year	$260	$307
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Currency Translation	Derivative Adjustments	Pension Plans	Accumulated Other Comprehensive Income (Loss)
December 31, 2022	$(1,498)	$14	$(39)	$(1,523)
Other comprehensive income (loss) before reclassifications	799	16	(21)	794
Reclassifications from accumulated other comprehensive loss to net income	—	(12)	—	(12)
Other comprehensive income (loss)	799	4	(21)	782
December 31, 2023	(699)	18	(60)	(741)
Other comprehensive income (loss) before reclassifications	(358)	32	(14)	(340)
Reclassifications from accumulated other comprehensive loss to net income	49	(35)	—	14
Other comprehensive income (loss)	(309)	(3)	(14)	(326)
December 31, 2024	(1,008)	15	(74)	(1,067)
Other comprehensive income (loss) before reclassifications	664	16	(30)	650
Reclassifications from accumulated other comprehensive loss to net income	2	8	—	10
Other comprehensive income (loss)	666	24	(30)	660
December 31, 2025	$(342)	$39	$(104)	$(407)
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

	December 31,
	2025	2024
Discovery Family	$—	$86
Other	19	23
Total	$19	$109

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the reconciliation of changes in redeemable noncontrolling interests (in millions).

	December 31,
	2025	2024	2023
Beginning balance	$109	$165	$318
Cash distributions to redeemable noncontrolling interests	(12)	(35)	(30)
Reclassification of redeemable noncontrolling interest to noncontrolling interest	(74)	—	(22)
Redemption of redeemable noncontrolling interest	—	—	(111)
Comprehensive income adjustments:
Net (loss) income attributable to redeemable noncontrolling interests	(2)	(42)	9
Currency translation on redemption values	—	—	(3)
Retained earnings adjustments:
Adjustments of carrying value to redemption value (redemption value does not equal fair value)	(1)	18	2
Adjustments of carrying value to redemption value (redemption value equals fair value)	(1)	3	2
Ending balance	$19	$109	$165
The Company’s significant redeemable noncontrolling interests are described below.
Discovery Family
Hasbro Inc. (“Hasbro”) had the right to put the entirety of its remaining 40% interest in Discovery Family to the Company at any time during the one-year period beginning December 31, 2021, or in the event the Company’s performance obligation related to Discovery Family was not met. Embedded in the redeemable noncontrolling interest was a call right that was exercisable for one year after December 31, 2021. Neither the put nor the call was exercised in 2022. In December 2022, Hasbro and WBD signed an amendment to the previous agreement extending the put-call election to the period January 31, 2025 to March 31, 2025. Hasbro did not exercise its right by the election period expiration date of March 31, 2025 and Hasbro’s noncontrolling interest was reclassified from redeemable noncontrolling interest to noncontrolling interest outside of stockholders’ equity on the Company’s consolidated balance sheets.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. NONCONTROLLING INTEREST
In 2025, the Company contributed a 70% interest in its music catalog to a joint venture (the “Joint Venture”) with Cutting Edge Group in exchange for net proceeds of $601 million. The Company retained a controlling financial interest and consolidated the Joint Venture as a VIE. The Company has determined that it is the primary beneficiary of the Joint Venture as the Company has certain operational rights that significantly impact the economic performance of the business including exploitation of the catalog works and selection of the administrator. As the primary beneficiary, the Company includes the Joint Venture’s assets, liabilities and results of operations in the Company’s consolidated financial statements. As of December 31, 2025, the carrying amounts of assets and liabilities of the consolidated VIE were not material. In addition to the initial equity ownership, Cutting Edge Group may receive up to an additional 10% economic interest in the venture based on the results of certain operational metrics. Ownership interests attributable to the noncontrolling owner are presented as noncontrolling interests on the Company’s consolidated financial statements. Under the terms of the agreement, the noncontrolling owner cannot force a redemption outside of the Company’s control. As such, the noncontrolling interests in the Joint Venture are reflected as a component of permanent equity in the Company’s consolidated financial statements.
The Company has a controlling interest in the TV Food Network Partnership (the “Partnership”), which includes the Food Network and Cooking Channel. Food Network and Cooking Channel are operated and organized under the terms of the Partnership. The Company holds 80% of the voting interest and 68.7% of the economic interest in the Partnership. During the fourth quarter of 2025, the Partnership agreement was extended and specified a dissolution date of December 31, 2026. If the term of the Partnership is not extended prior to the dissolution date of December 31, 2026, the Partnership agreement permits the Company, as holder of 80% of the applicable votes, to reconstitute the Partnership and continue its business. If for some reason the Partnership is not continued, it will be required to limit its activities to winding up, settling debts, liquidating assets and distributing proceeds to the partners in proportion to their partnership interests. Ownership interests attributable to the noncontrolling owner are presented as noncontrolling interests on the Company’s consolidated financial statements. Under the terms of the Partnership agreement, the noncontrolling owner cannot force a redemption outside of the Company’s control. As such, the noncontrolling interests in the Partnership are reflected as a component of permanent equity in the Company’s consolidated financial statements.
NOTE 21. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related party transactions include revenues and expenses for content and services provided to or acquired from equity method investees, entities that share common directorship, or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Year Ended December 31,
	2025	2024	2023
Revenues and service charges (a)	$773	$1,404	$2,790
Expenses	$267	$268	$357
Distributions to noncontrolling interests and redeemable noncontrolling interests	$198	$193	$301
(a) The decrease in revenue and service charges in 2025 and 2024 is primarily attributable to transactions with certain entities that are no longer considered related parties, as such entities and the Company ceased to share common directorship in 2025 and 2024.
The table below presents receivables due from and payables due to related parties (in millions).

	December 31,
	2025	2024
Receivables	$116	$254
Payables	$17	$13
In October 2024, the Company sold its minority interests in Formula E to Liberty Global, a related party, and recorded a $61 million gain not included in the table above. (See Note 4.)

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

Year Ending December 31,	Content	Other Purchase Obligations	Other Employee Obligations	Total
2026	$5,736	$1,384	$478	$7,598
2027	4,333	1,082	301	5,716
2028	3,354	475	167	3,996
2029	1,688	37	72	1,797
2030	1,641	33	53	1,727
Thereafter	2,993	16	54	3,063
Total	$19,745	$3,027	$1,125	$23,897
The commitments disclosed above exclude liabilities recognized on the consolidated balance sheets.
Content purchase obligations include commitments associated with third-party producers and sports associations for content that airs on our television networks and streaming services. Production and licensing contracts generally require the purchase of a specified number of episodes and payments during production or over the term of a license, and include both programs that have been delivered and are available for airing and programs that have not yet been produced or sporting events that have not yet taken place. If the content is ultimately never produced, our commitments expire without obligation.
Other purchase obligations include agreements with certain vendors and suppliers for the purchase of goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. Significant purchase obligations include transmission services, television rating services, marketing commitments and research, equipment purchases, and information technology and other services. Some of these contracts do not require the purchase of fixed or minimum quantities and generally may be terminated with a 30-day to 60-day advance notice without penalty, and are not included in the table above past the 30-day to 60-day advance notice period. Other purchase obligations also include future funding commitments to equity method investees. Although the Company had funding commitments to equity method investees as of December 31, 2025, the Company may also provide uncommitted additional funding to its equity method investments in the future. (See Note 10.)
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
In December 2024, Six Flags provided notice of its exercise of the option related to the theme parks located in Georgia that requires the redemption of all the limited partnership units that Six Flags does not then own in the Georgia Partnership in January 2027. Pursuant to the exercise of the option, all of such outstanding limited partnership interests will be redeemed, and Six Flags will also acquire certain related entity general partnership and managing member interests. In January 2026, Six Flags declined to exercise its option related to the theme parks in Texas.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the Company’s evaluation of the current facts and circumstances surrounding the Guaranteed Obligations and the Subordinated Indemnity Agreement, it is unable to predict the loss, if any, that may be incurred under the Guaranteed Obligations, and no liability for the arrangements has been recognized as of December 31, 2025. Because of the specific circumstances surrounding the arrangements and the fact that no active or observable market exists for this type of financial guarantee, the Company is unable to determine a current fair value for the Guaranteed Obligations and related Subordinated Indemnity Agreement. The aggregate gross undiscounted estimated future cash flow requirements covered by the Six Flags Guarantee over the remaining term (through 2028) are $590 million. To date, no payments have been made by the Company pursuant to the Six Flags Guarantee.
Contingencies
Other Contingent Commitments
Other contingent commitments primarily include contingent payments for post-production term advance obligations on a certain co-financing arrangement, as well as operating lease commitment guarantees, letters of credit, bank guarantees, and surety bonds, which generally support performance and payments for a wide range of global contingent and firm obligations, including insurance, litigation appeals, real estate leases, and other operational needs. The Company’s other contingent commitments at December 31, 2025 were $85 million.
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
PSKY Complaint. On January 12, 2026, PSKY filed a complaint in the Delaware Court of Chancery against our board of directors (and our Chair Emeritus, Dr. Malone) and the Company. The suit asserts a claim for breach of fiduciary duty against the directors, alleging that our board of directors failed to disclose material information in both the Solicitation/Recommendation Statement on Schedule 14D-9, filed on December 17, 2025, and the amendment to that Schedule 14D-9, filed on January 7, 2026. PSKY also requested that the court expedite the case in light of the then-current expiration date of PSKY’s tender offer on January 21, 2026. On January 15, 2026, the Delaware Court of Chancery denied PSKY’s request for expedition, stating that PSKY failed to demonstrate that it would suffer any irreparable harm in its capacity as a stockholder of the Company if the litigation was not expedited, among other reasons. On February 2, 2026, the Company moved to dismiss the complaint. Pursuant to the PSKY Merger Agreement, PSKY will file a voluntary notice of dismissal with prejudice with respect to the complaint, within one business day of the execution of the PSKY Merger Agreement, and promptly take any further actions required to dismiss with prejudice the complaint.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named WBD, Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025. As of September 24, 2025, the motion has been fully briefed and is pending before the court.
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
Guarantees
There were no guarantees recorded under ASC 460 as of December 31, 2025 and 2024.
In the normal course of business, the Company may provide or receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, the Company may remain contingently liable for certain obligations of a divested business in the event that a third party does not fulfill its obligations under an indemnification obligation. The Company records a liability for its indemnification obligations and other contingent liabilities when probable and estimable. There were no material amounts for indemnifications or other contingencies recorded as of December 31, 2025 and 2024.
NOTE 23. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its CODM, the CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions.
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
Revenues

	Year Ended December 31,
	2025	2024	2023
Streaming	$10,876	$10,313	$10,154
Studios	12,619	11,607	12,192
Global Linear Networks	17,656	20,175	21,244
Corporate	2	8	—
Inter-segment eliminations	(3,857)	(2,782)	(2,269)
Total revenues	$37,296	$39,321	$41,321
Reconciliation of Revenues to Segment Adjusted EBITDA

	Year Ended December 31, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$10,876	$12,619	$17,656

Less:
Content expense (a)	6,145	7,108	6,522
Personnel expense (b)	760	963	2,009
Marketing expense	1,000	1,066	529
Other segment expenses (c)	1,601	937	2,184
Segment Adjusted EBITDA	$1,370	$2,545	$6,412

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Streaming	Studios	Global Linear Networks
Revenues	$10,313	$11,607	$20,175

Less:
Content expense (a)	6,183	7,260	7,135
Personnel expense (b)	773	943	2,153
Marketing expense	1,147	1,064	454
Other segment expenses (c)	1,533	688	2,284
Segment Adjusted EBITDA	$677	$1,652	$8,149

	Year Ended December 31, 2023
	Streaming	Studios	Global Linear Networks
Revenues	$10,154	$12,192	$21,244

Less:
Content expense (a)	6,454	7,112	7,140
Personnel expense (b)	844	927	2,173
Marketing expense	1,313	1,268	439
Other segment expenses (c)	1,440	702	2,429
Segment Adjusted EBITDA	$103	$2,183	$9,063
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of Segment Adjusted EBITDA to loss before income taxes

	Year Ended December 31,
	2025	2024	2023
Streaming	$1,370	$677	$103
Studios	2,545	1,652	2,183
Global Linear Networks	6,412	8,149	9,063
Segment Adjusted EBITDA	$10,327	$10,478	$11,349
Depreciation and amortization	5,684	7,037	7,985
Employee share-based compensation	751	546	488
Restructuring and other charges	399	447	585
Transaction and integration costs	166	242	162
Facility consolidation costs	10	4	32
Impairment and amortization of fair value step-up for content	784	1,139	2,373
Amortization of capitalized interest for content	40	46	46
Impairments and loss on dispositions	172	9,603	77
Corporate	1,096	1,260	1,242
Inter-segment eliminations	487	186	(93)
Other (income) expense, net	(65)	(150)	29
Loss from equity investees, net	24	121	82
Gain on extinguishment of debt	(2,945)	(632)	(17)
Interest expense, net	2,085	2,017	2,221
Income (loss) before income taxes	$1,639	$(11,388)	$(3,863)
Content Amortization and Impairment Expense

	Year Ended December 31,
	2025	2024	2023
Streaming	$5,464	$6,416	$6,138
Studios	3,106	5,692	5,074
Global Linear Networks	6,093	4,250	6,630
Corporate	1	3	(6)
Inter-segment eliminations	(2,809)	(2,250)	(1,697)
Total content amortization and impairment expense	$11,855	$14,111	$16,139
Content expense is generally a component of costs of revenue on the consolidated statements of operations. (See Note 9.)
Revenues by Geography

	Year Ended December 31,
	2025	2024	2023
U.S.	$24,946	$26,434	$28,004
Non-U.S.	12,350	12,887	13,317
Total revenues	$37,296	$39,321	$41,321
Revenues are attributed to each country based on the customer or viewer location.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment by Geography

	December 31,
	2025	2024
U.S.	$4,494	$4,430
U.K.	1,386	991
Other non-U.S.	805	666
Total property and equipment, net	$6,685	$6,087
NOTE 24. SUBSEQUENT EVENTS
Debt
On February 18, 2026, DGH (formerly WarnerMedia Holdings, Inc., the “Borrower”), together with JPMorgan Chase Bank, N.A., in its capacities as Administrative Agent and Collateral Agent, executed Amendment No. 1 to the Non-Investment Grade Leveraged Bridge Loan Agreement dated June 26, 2025. Amendment No. 1 extends the maturity of the Borrower’s outstanding bridge loans from the earlier of (i) December 30, 2026 and (ii) the completion of the previously proposed Separation Transaction to the earlier of (x) June 30, 2027 and (y) the date that the previously proposed Spin-Off (as defined in the Bridge Loan Agreement) occurs.
Under Amendment No. 1, all previously scheduled duration fees through June 30, 2026 remain unchanged, however, the duration fees payable on September 30, 2026 and December 31, 2026 were increased from 0.75% to 1.00% of the principal amount of outstanding loans on such dates. In addition, a new duration fee of 1.00% of the principal amount of outstanding loans will be payable on March 31, 2027.
Amendment No. 1 does not modify the mandatory prepayment provisions, guarantee structure, or collateral securing the bridge facility, all of which remain consistent with the Existing Bridge Agreement. The amendment also maintains the original representations and warranties, affirmative and negative covenants, events of default and continues to include no financial maintenance covenants.
Equity Awards
On January 2, 2026, pursuant to the Amended and Restated Employment Agreement dated June 12, 2025 between the Company and its CEO, the Company granted 3,052,734 stock options with a fair value of $10.47 per share and an exercise price equal to the $28.51 closing price of WBD common stock on January 2, 2026.
In addition, on January 5, 2026, the Company granted its CEO RSUs covering 1,963,465 shares of WBD common stock, with a grant date fair value of $56 million. The RSUs were granted pursuant to the employment agreement to compensate for the higher exercise price of the January 2, 2026 stock option grant relative to prior option awards. The RSUs vest subject to the same terms and conditions applicable to the related option awards.
Termination of Netflix Merger
On February 27, 2026, in accordance with the terms of the Netflix Merger Agreement, the Company terminated the Netflix Merger Agreement in connection with entering into the PSKY Merger Agreement. In connection with the termination of the Netflix Merger Agreement, PSKY, on behalf of the Company, paid Netflix a termination fee of $2.8 billion in cash as required by the terms of the Netflix Merger Agreement.
PSKY Merger
On February 27, 2026, the Company entered into the PSKY Merger Agreement, pursuant to which PSKY will acquire the Company. Upon completion of the PSKY Merger, each issued and outstanding share of WBD common stock (subject to certain exceptions) will be converted into the right to receive an amount in cash equal to $31.00, without interest, plus, if the closing date of the PSKY Merger occurs after September 30, 2026, the Ticking Consideration. The “Ticking Consideration” will be an amount in cash equal to $0.00277778 multiplied by the number of calendar days elapsed after September 30, 2026 to and including the closing date (which, for the avoidance of doubt, will not exceed $0.25 per 90 calendar day period).

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”), which shall be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days of our fiscal year end.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors, compliance with Section 16(a) of the Exchange Act, and our Audit Committee, including committee members and its financial expert, will be set forth in our 2026 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Stock Ownership - Security Ownership of Management - Delinquent Section 16(a) Reports,” if applicable, and “Corporate Governance – Board Meetings and Committees – Board Committee Structure – Audit Committee,” respectively, which are incorporated herein by reference.
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
ITEM 11. Executive Compensation.
Information regarding executive compensation will be set forth in our 2026 Proxy Statement under the captions “Executive Compensation – Compensation Discussion and Analysis” and “Executive Compensation – Executive Compensation Tables,” which are incorporated herein by reference.
Information regarding compensation policies and practices as they relate to our risk management, director compensation, and compensation committee interlocks and insider participation will be set forth in our 2026 Proxy Statement under the captions “Executive Compensation – Other Compensation-Related Matters – Risk Considerations in our Compensation Programs,” “Corporate Governance – Director Compensation,” and “Corporate Governance – Board Meetings and Committees – Board Committee Structure – Compensation Committee,” respectively, which are incorporated herein by reference.
Information regarding the compensation committee report will be set forth in our 2026 Proxy Statement under the caption “Executive Compensation – Compensation Committee Report” which is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2026 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” which is incorporated herein by reference.
Information regarding security ownership of certain beneficial owners and management will be set forth in our 2026 Proxy Statement under the captions “Stock Ownership – Security Ownership of Certain Beneficial Owners” and “Stock Ownership – Security Ownership of Management,” which are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related transactions, and director independence will be set forth in our 2026 Proxy Statement under the captions “Corporate Governance – Transactions with Related Persons” and “Corporate Governance – Director Independence,” respectively, which are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services will be set forth in our 2026 Proxy Statement under the captions “Audit Matters – Audit Firm Fees and Services” and “Audit Matters – Audit Committee Pre-Approval Procedures,” which are incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) The following consolidated financial statements of Warner Bros. Discovery, Inc. are filed as part of Item 8 of this Annual Report on Form 10-K:
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts
Changes in valuation and qualifying accounts consisted of the following (in millions):

	Beginning of Year	Additions	Deductions	End of Year
2025
Deferred tax valuation allowance	$2,043	397	(42)	$2,398
2024
Deferred tax valuation allowance	$2,191	179	(327)	$2,043
2023
Deferred tax valuation allowance	$1,849	429	(87)	$2,191
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
2.1
Agreement and Plan of Merger, dated May 17, 2021, by and among Discovery, Inc., AT&T Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177)) (2)

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

2.4
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 18, 2021, by and among Discovery, Inc., AT&T Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1.3 to the Registration Statement on Form S-4 filed on November 18, 2021 (SEC File No. 333-261188))

2.5
Letter Agreement, dated as of March 29, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.2 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.6
Amendment No. 2 to Agreement and Plan of Merger, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.7
Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and Drake Subsidiary, Inc. (incorporated by reference to Exhibit 2.3 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))

2.8
Separation and Distribution Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

2.9
Amendment to Separation and Distribution Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 2.4 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

2.10
Agreement and Plan of Merger, dated December 4, 2025, among Warner Bros. Discovery, Inc., Netflix, Inc., Nightingale Sub, Inc. and New Topco 25, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 5, 2025 (SEC File No. 001-34177)) (2)

2.11
Amended and Restated Agreement and Plan of Merger, dated January 19, 2026, among Warner Bros. Discovery, Inc., Netflix, Inc., Nightingale Sub, Inc., and New Topco 25, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 20, 2026 ((SEC File No. 001-34177)) (2)

2.12
Agreement and Plan of Merger, dated February 27, 2026, among Warner Bros. Discovery, Inc., Paramount Skydance Corporation and Prince Sub Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 27, 2026 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 3, 2025 (SEC File No. 001-34177))

3.2	Second Amended and Restated Bylaws of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on June 3, 2025 (SEC File No. 001-34177))

4.1	Description of Warner Bros. Discovery, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)

4.2
Form of Series A Common Stock Certificate of Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed on March 28, 2022 (SEC File No. 333-261188))

4.3
Indenture, dated as of August 19, 2009, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 19, 2009 (SEC File No. 001-34177)) (3)

4.4
Second Supplemental Indenture dated as of June 3, 2010, among Discovery Communications LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 3, 2010 (SEC File No. 001-34177))

4.5
Fourth Supplemental Indenture, dated as of May 17, 2012, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 17, 2012 (SEC File No. 001-34177))

4.6
Fifth Supplemental Indenture, dated as of March 19, 2013, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2013 (SEC File No. 001-34177))

4.7
Eighth Supplemental Indenture, dated as of March 19, 2015, among Discovery Communications, LLC, Discovery Communications, Inc., U.S. Bank National Association, as Trustee, and Elavon Financial Services Limited, UK Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 19, 2015 (SEC File No. 001-34177))

4.8
Ninth Supplemental Indenture, dated as of March 11, 2016, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 11, 2016 (SEC File No. 001-34177))

4.9
Eleventh Supplemental Indenture, dated as of September 21, 2017, among Discovery Communications, LLC, Discovery Communications, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2017 (SEC File No. 001-34177))

4.10
Fourteenth Supplemental Indenture, dated as of April 2, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 4, 2018 (SEC File No. 001-34177))

4.11
Sixteenth Supplemental Indenture, dated as of June 29, 2018, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed November 9, 2018 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description
4.12
Seventeenth Supplemental Indenture, dated as of May 21, 2019, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 21, 2019 (SEC File No. 001-34177))

4.13
Eighteenth Supplemental Indenture, dated as of May 18, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 18, 2020 (SEC File No. 001-34177))

4.14
Nineteenth Supplemental Indenture, dated as of September 21, 2020, among Discovery Communications, LLC, Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 21, 2020 (SEC File No. 001-34177))

4.15
Twentieth Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.16
Twenty-First Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.17
Twenty-Second Supplemental Indenture, dated as of January 1, 2025, by and among Discovery Communications, LLC, Warner Bros. Discovery, Inc., Scripps Networks Interactive, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.19 to the Form 10-K filed on February 27, 2025 (SEC File No. 001-34177))

4.18
Twenty-Third Supplemental Indenture, dated June 13, 2025, among Discovery Communications, LLC, as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))

4.19
Indenture, dated as of March 15, 2022, by and among Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.), AT&T Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.20
First Supplemental Indenture, dated as of April 8, 2022, by and among Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.), Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177))

4.21
Second Supplemental Indenture, dated June 13, 2025, among Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))

4.22
Indenture, dated as of March 10, 2023, by and among Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), Warner Bros. Discovery, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 10, 2023 (SEC File No. 001-34177))

EXHIBITS INDEX
Exhibit No.	Description
4.23
Second Supplemental Indenture, dated as of May 17, 2024, among Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), Warner Bros. Discovery, Inc., Discovery Communications, LLC, Scripps Networks Interactive, Inc., Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 17, 2024 (SEC File No. 001-34177))

4.24
Third Supplemental Indenture, dated June 13, 2025, among Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), as the issuer, the guarantors from time to time party thereto and the WMH Indenture Trustee and Elavon Financial Services DAC, UK Branch, as paying agent. (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))

10.1
Transition Services Agreement, dated as of April 8, 2022, by and between AT&T Services, Inc. and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) (1)

10.2
Intellectual Property Matters Agreement, dated as of April 8, 2022, by and among AT&T Inc., AT&T Intellectual Property LLC and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) (1) (4)

10.3
Employee Matters Agreement, dated as of May 17, 2021, by and among Discovery, Inc., AT&T Inc. and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

10.4
First Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

10.5
Second Addendum to Employee Matters Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

10.6
Tax Matters Agreement, dated as of May 17, 2021, between AT&T Inc., Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) and Discovery, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))

10.7
Letter Agreement, dated as of April 8, 2022, by and among Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.), AT&T Inc. and Discovery Global Holdings, Inc. (f/k/a Magallanes, Inc.) (incorporated by reference to Exhibit 10.61 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177)) (1)

10.8
Credit Agreement, dated as of October 4, 2024, among Discovery Communications, LLC, Warner Bros. Discovery, Inc. (“WBD”), as facility guarantor, certain wholly-owned subsidiaries of WBD, as borrowers, Scripps Networks Interactive, Inc. and Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), as subsidiary guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 9, 2024 (SEC File No. 001-34177)) (1)

10.9
Amendment No. 1 to Credit Agreement, dated as of June 26, 2025, among Discovery Communications, LLC, Warner Bros. Discovery, Inc., as facility guarantor, certain wholly-owned subsidiaries of Warner Bros. Discovery, Inc., as borrowers, Scripps Networks Interactive, Inc. and Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), as subsidiary guarantors, certain wholly-owned subsidiaries of Warner Bros. Discovery, Inc., as joining guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed herewith) (1)

EXHIBITS INDEX
Exhibit No.	Description

10.10
Joinder Agreement to that certain Credit Agreement dated as of October 4, 2024 (as amended by that certain Amendment No. 1 to Credit Agreement dated as of June 26, 2025), dated as of September 29, 2025, by the various entities party thereto (filed herewith)

10.11
Bridge Loan Agreement, dated as of June 26, 2025, among Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), Warner Bros. Discovery, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as lead arranger, bookrunner and sole administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2025 (SEC File No. 001-34177)) (1)

10.12
Amendment No. 1 to Bridge Loan Agreement, dated as of February 18, 2026, among Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), Warner Bros. Discovery, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as collateral and administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 18, 2026 (SEC File No. 001-34177)) (1)

10.13
Purchase and Sale Agreement, dated as of March 27, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

10.14
First Amendment and Joinder to Purchase and Sale Agreement, dated as of June 26, 2019, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

10.15
Second Amendment to Purchase and Sale Agreement, dated as of June 12, 2020, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

10.16	Joinder Agreement, dated as of June 30, 2020, by WarnerMedia Direct, LLC (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

10.17	Joinder Agreement, dated as of July 5, 2022, by the various entities party thereto (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177)) (1)

10.18
Third Amendment to Purchase and Sale Agreement, dated as of June 10, 2021, by and among Warner Bros. Discovery Receivables Funding, LLC (f/k/a AT&T Receivables Funding II, LLC), Turner Broadcasting System, Inc. and various entities party thereto as originators (incorporated by reference to Exhibit 10.13 to the Form 10-Q filed on August 5, 2022(SEC File No. 001-34177)) (1)

10.19
Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 30, 2022, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177)) (1)

10.20
First Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2023, by and among Warner Bros. Discovery Receivables Funding, LLC, the persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 8, 2023 (SEC File No. 001-34177)) (1)

EXHIBITS INDEX
Exhibit No.	Description

10.21
Second Amendment to the Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 28, 2024, by and among Warner Bros. Discovery Receivables Funding, LLC, the other persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 7, 2024 (SEC File No. 001-34177))

10.22
Third Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 20, 2025, by and among Warner Bros. Discovery Receivables Funding, LLC, the other persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on August 7, 2025 (SEC File No. 001-34177)) (1)

10.23
Performance Guaranty, dated as of April 7, 2022, by Warner Bros. Discovery, Inc. (f/k/a Discovery, Inc.) (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on April 12, 2022 (SEC File No. 001-34177)) (1)

10.24
Discovery, Inc. International Relocation Benefits, Long-Term Assignment Guidelines, effective January 1, 2022 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.25	Warner Bros. Discovery, Inc. Executive Benefit Summary (incorporated by reference to Exhibit 10.23 to the Form 10-K filed on February 23, 2024 (SEC File No. 001-34177))*

10.26	Warner Bros. Discovery, Inc. 2025 Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 8, 2025 (SEC File No. 001-34177))*

10.27
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

10.29	Form of Warner Bros. Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))*

10.30
Form of Warner Bros. Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees updated as of May 2025 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on May 8, 2025 (SEC File No. 001-34177))*

10.31
Form of Warner Bros. Discovery, Inc. Nonqualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed on August 5, 2022 (SEC File No. 001-34177))*

10.32
Form of Warner Bros. Discovery, Inc. Nonqualified Stock Option Grant Agreement for Employees updated as of May 2025 (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on May 8, 2025 (SEC File No. 001-34177))*

10.33
Form of Warner Bros. Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description

10.34
Form of Warner Bros. Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees updated as of May 2025 (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on May 8, 2025 (SEC File No. 001-34177))*

10.35
Form of Warner Bros. Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

10.36
Form of Warner Bros. Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees updated as of May 2025 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on May 8, 2025 (SEC File No. 001-34177))*

10.37	Form of Warner Bros. Discovery, Inc. 2023 Special PRSU Agreement for Executives (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on May 5, 2023 (SEC File No. 001-34177))*

10.38	Form of Warner Bros. Discovery, Inc. 2024 Special PRSU Agreement for Executives (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on May 9, 2024 (SEC File No. 001-34177))*

10.39	Form of Warner Bros. Discovery, Inc. 2025 Special PRSU Agreement for Executives (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 8, 2025 (SEC File No. 001-34177))*

10.40
Warner Bros. Discovery, Inc. 2013 Incentive Plan (as amended and restated effective May 10, 2018) (as further amended April 22, 2022) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461))*

10.41	Form of Discovery, Inc. Non-Qualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 27, 2020 (SEC File No. 001-34177))*

10.42
Form of Letter from Discovery, Inc. dated December 15, 2021 amending certain Nonqualified Stock Option Grant Agreement for Employees (incorporated by reference to Exhibit 10.30 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.43
Form of Nonqualified Stock Option Grant Agreement for Employees updated as of January 1, 2022 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.44
Form of Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees updated as of January 1, 2022 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.45	Form of Discovery, Inc. Enhanced Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on February 24, 2022 (SEC File No. 001-34177))*

10.46
Form of Restricted Stock Unit Award (Substitute WarnerMedia Award) for Employees of Warner Bros. Discovery, Inc. Outside of the United States (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

10.47	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on February 27, 2025 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.48
Warner Bros. Discovery, Inc. 2005 Non-Employee Director Incentive Plan (as amended and restated effective May 20, 2015) (as further amended April 22, 2022 and December 14, 2022) (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

10.49	Form of Warner Bros. Discovery, Inc. 2024 RSU Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 7, 2024 (SEC File No. 001-34177))*

10.50	Form of Warner Bros. Discovery, Inc. 2025 RSU Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on August 7, 2025 (SEC File No. 001-34177))*

10.51	Warner Bros. Discovery, Inc. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on December 16, 2022 (SEC File No. 001-34177))*

10.52
Warner Bros. Discovery, Inc. 2011 Employee Stock Purchase Plan (as amended April 22, 2022) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed on April 22, 2022 (SEC File No. 333-264461))*

10.53	Amendment No. 2 to Warner Bros. Discovery, Inc. 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 3, 2025 (SEC File No. 001-34177))

10.54
Amended and Restated Employment Agreement, dated as of May 16, 2021, by and between David Zaslav and Discovery, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.55
Letter amendment dated December 20, 2021, by and between David Zaslav and Discovery, Inc., amending the Amended and Restated Employment Agreement dated as of May 16, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 27, 2021 (SEC File No. 001-34177))*

10.56
Letter amendment dated March 8, 2023, by and between David Zaslav and Warner Bros. Discovery, Inc., amending the Amended and Restated Employment Agreement dated as of May 16, 2021, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 5, 2023 (SEC File No. 001-34177))*

10.57
Amended and Restated Employment Agreement between David Zaslav, Warner Bros. Discovery, Inc. and Discovery Communications, LLC dated June 12, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177))*

10.58
Letter Agreement between David Zaslav and Warner Bros. Discovery, Inc., dated November 7, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 13, 2025 (SEC File No. 001-34177))

10.59	Form of David Zaslav Stock Option Grant Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 20, 2021 (SEC File No. 001-34177))*

10.60
Form of Warner Bros. Discovery, Inc. Annual Performance Restricted Stock Unit Grant Agreement for David Zaslav (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on May 9, 2024 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description
10.61
Form of Warner Bros. Discovery, Inc. Additional Performance Restricted Stock Unit Grant Agreement for David Zaslav (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 9, 2024 (SEC File No. 001-34177))*

10.62	Form of David Zaslav Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177)) *(1)

10.63
Form of David Zaslav Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit (e)(69) to Amendment No. 3 to the Schedule 14D-9 filed on January 7, 2026 (SEC File No. 005-84211))*

10.64	Form of David Zaslav RSU Grant Agreement (incorporated by reference to Exhibit (e)(70) to Amendment No. 3 to the Schedule 14D-9 filed on January 7, 2026 (SEC File No. 005-84211))*

10.65
Aircraft Time Sharing Agreement, dated as of January 4, 2014, by and between David Zaslav and Discovery Communications, LLC (incorporated by reference to Exhibit 10.48 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

10.66
Amendment to the Aircraft Time Sharing Agreement, dated as of August 1, 2018, by and between David Zaslav and Discovery Communications, LLC (incorporated by reference to Exhibit 10.49 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

10.67
Second Amendment to the Aircraft Time Sharing Agreement, dated as of March 21, 2024, by and between David Zaslav and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 9, 2024 (SEC File No. 001-34177))*

10.68	Third Amendment to the Aircraft Time Sharing Agreement, dated as of December 10, 2025, by and between David Zaslav and Discovery Communications, LLC (filed herewith)

10.69
Employment Agreement, dated as of July 9, 2022, by and between Bruce Campbell and Discovery Communications, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2022 (SEC File No. 001-34177))* (1)

10.70
Letter Amendment to Employment Agreement between Bruce Campbell and Discovery Communications, LLC, dated July 27, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177))*

10.71
Employment Agreement between Bruce Campbell and Warner Bros. Entertainment, Inc., dated July 27, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177)) *(1)

10.72
Employment Agreement, dated as of July 11, 2022, by and between Gunnar Wiedenfels and Discovery Communications, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2022 (SEC File No. 001-34177))* (1)

10.73
Employment Agreement between Gunnar Wiedenfels, Warner Bros. Discovery, Inc. and Discovery Communications, LLC, dated June 12, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 16, 2025 (SEC File No. 001-34177)) *(1)

10.74
Employment Agreement, dated as of July 13, 2022, by and between Gerhard Zeiler and Turner International, Inc. (incorporated by reference to Exhibit 10.53 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

EXHIBITS INDEX
Exhibit No.	Description

10.75
Letter amendment to Employment Agreement, dated as of August 23, 2022, by and between Gerhard Zeiler and Turner International, Inc. (incorporated by reference to Exhibit 10.54 to the Form 10-K filed on February 24, 2023 (SEC File No. 001-34177))*

10.76
Second Amendment to the Employment Agreement, dated May 13, 2024, by and between Gerhard Zeiler and Turner International, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2024 (SEC File No. 001-34177))*

10.77
Third Amendment to the Employment Agreement, dated February 8, 2025, by and between Gerhard Zeiler and Turner International, Inc. (incorporated by reference to the Exhibit 10.2 to the Form 10-Q filed on May 8, 2025 (SEC File No. 001-34177))*

10.78
Employment Agreement, dated as of August 2, 2022, by and between JB Perrette and Discovery Communications, LLC (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on November 4, 2022 (SEC File No. 001-34177))*

10.79
Letter Amendment to Employment Agreement between Jean-Briac Perrette and Discovery Communications, LLC, dated July 31, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177))*

10.80
Employment Agreement between Jean-Briac Perrette and Warner Bros. Entertainment, Inc., dated July 31, 2025 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on July 31, 2025 (SEC File No. 001-34177)) *(1)

10.81	Form of Warner Bros. Spin-Off Clarification Letter Agreement (incorporated by reference to Exhibit (e)(67) to the Schedule 14D-9 filed on December 17, 2025 (SEC File No. 005-84211))*

10.82	Form of Discovery Global Spin-Off Clarification Letter Agreement (incorporated by reference to Exhibit (e)(68) to the Schedule 14D-9 filed on December 17, 2025 (SEC File No. 005-84211))*

10.83
Employment Agreement, dated as of January 9, 2025, by and between Priya Aiyar and Discovery Communications, LLC (incorporated by reference to Exhibit (e)(63) to the Schedule 14D-9 filed on December 17, 2025 (SEC File No. 005-84211))*

10.84
Guarantee, dated as of February 27, 2026, by and among The Lawrence J. Ellison Revocable Trust, u/a/d 1/22/88, as amended, Lawrence J. Ellison and Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 27, 2026 (SEC File No. 001-34177))

19	Warner Bros. Discovery, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Form 10-K filed on February 27, 2025 (SEC File No. 001-34177))

21	List of Subsidiaries of Warner Bros. Discovery, Inc. (filed herewith)

22	Table of Senior Notes, Issuer and Guarantors (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

EXHIBITS INDEX
Exhibit No.	Description
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
(1) Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
(2) Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
(3) Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries may be omitted from Exhibit 4 in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of any such agreements will be supplementally provided to the SEC upon request.
(4) Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K and will be supplementally provided to the SEC upon request.
†Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for

the Years Ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024, and 2023, and (vi) Notes to Consolidated Financial Statements.
ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: February 27, 2026	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David M. Zaslav	President and Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2026
David M. Zaslav

/s/ Gunnar Wiedenfels	Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Gunnar Wiedenfels

/s/ Lori C. Locke	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Lori C. Locke

/s/ Samuel A. Di Piazza, Jr.	Director	February 27, 2026
Samuel A. Di Piazza, Jr.

/s/ Richard W. Fisher	Director	February 27, 2026
Richard W. Fisher

/s/ Paul A. Gould	Director	February 27, 2026
Paul A. Gould

/s/ Debra L. Lee	Director	February 27, 2026
Debra L. Lee

/s/ Joseph M. Levin	Director	February 27, 2026
Joseph M. Levin

/s/ Anton J. Levy	Director	February 27, 2026
Anton J. Levy

/s/ Kenneth W. Lowe	Director	February 27, 2026
Kenneth W. Lowe

/s/ Fazal F. Merchant	Director	February 27, 2026
Fazal F. Merchant

/s/ Anthony J. Noto	Director	February 27, 2026
Anthony J. Noto

/s/ Paula A. Price	Director	February 27, 2026
Paula A. Price

/s/ Daniel E. Sanchez	Director	February 27, 2026
Daniel E. Sanchez

/s/ Geoffrey Y. Yang	Director	February 27, 2026
Geoffrey Y. Yang