Form 10-Q
period 2026-03-31
Warner Bros. Discovery, Inc.
filed 2026-05-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of April 23, 2026:

Series A Common Stock, par value $0.01 per share	2,507,136,702

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Distribution	$4,906	$4,886
Advertising	1,847	1,980
Content	1,887	1,866
Other	253	247
Total revenues	8,893	8,979
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	4,643	5,131
Selling, general and administrative	2,475	2,194
Netflix Termination Fee (See Note 1)	2,800	—
Depreciation and amortization	1,226	1,547
Restructuring and other charges	204	54
Impairments and loss on dispositions	14	90
Total costs and expenses	11,362	9,016
Operating loss	(2,469)	(37)
Interest expense, net	(581)	(468)
Loss on extinguishment of debt, net	(27)	(4)
Loss from equity investees, net	(5)	(7)
Other (expense) income, net	(38)	82
Loss before income taxes	(3,120)	(434)
Income tax benefit (expense)	214	(15)
Net loss	(2,906)	(449)
Net income attributable to noncontrolling interests	(10)	(8)
Net loss attributable to redeemable noncontrolling interests	—	4
Net loss available to Warner Bros. Discovery, Inc.	$(2,916)	$(453)
Net loss per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$(1.17)	$(0.18)
Diluted	$(1.17)	$(0.18)
Weighted average shares outstanding:
Basic	2,492	2,462
Diluted	2,492	2,462

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,906)	$(449)
Other comprehensive loss:
Currency translation, net of income tax expense of $(14) and $(90)	(218)	231
Pension plan and SERP liability, net of income tax benefit of $2 and $—	2	—
Derivatives
Change in net unrealized (losses) gains	(26)	9
Less: Reclassification adjustment for net losses (gains) included in net income	7	(13)
Net change, net of income tax benefit (expense) of $5 and $(1)	(19)	(4)
Comprehensive loss	(3,141)	(222)
Comprehensive income attributable to noncontrolling interests	(9)	(11)
Comprehensive loss attributable to redeemable noncontrolling interests	—	4
Comprehensive loss attributable to Warner Bros. Discovery, Inc.	$(3,150)	$(229)

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,264	$4,566
Receivables, net	5,009	5,294
Prepaid expenses and other current assets	3,468	3,346
Total current assets	11,741	13,206
Film and television content rights and games	19,312	19,114
Property and equipment, net	6,642	6,685
Goodwill	25,874	25,933
Intangible assets, net	26,803	27,764
Other noncurrent assets	7,465	7,383
Total assets	$97,837	$100,085
Liabilities and equity
Current liabilities:
Accounts payable	$1,110	$1,093
Accrued liabilities	11,920	9,626
Deferred revenues	1,592	1,642
Current portion of debt	1,493	139
Total current liabilities	16,115	12,500
Noncurrent portion of debt	30,973	32,428
Deferred income taxes	5,873	6,383
Other noncurrent liabilities	11,169	11,608
Total liabilities	64,130	62,919
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	—	19
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,737 and 2,710 shares issued; and 2,507 and 2,480 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	55,865	56,055
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(14,428)	(11,512)
Accumulated other comprehensive loss	(642)	(407)
Total Warner Bros. Discovery, Inc. stockholders’ equity	32,578	35,919
Noncontrolling interests	1,129	1,228
Total equity	33,707	37,147
Total liabilities and equity	$97,837	$100,085

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(2,906)	$(449)
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	2,499	3,145
Depreciation and amortization	1,226	1,547
Deferred income taxes	(513)	(312)
Share-based compensation expense	152	123
Impairments and loss on dispositions	14	90
Netflix Termination Fee accrual (See Note 1)	2,800	—
Other, net	119	17
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	246	288
Film and television content rights, games, and production payables, net	(2,603)	(2,846)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(1,033)	(1,026)
Foreign currency, prepaid expenses and other assets, net	(209)	(24)
Cash (used in) provided by operating activities	(208)	553
Investing Activities
Purchases of property and equipment	(268)	(251)
Proceeds from sales of investments	—	11
Investments in and advances to equity investees	(25)	(14)
Proceeds from asset dispositions	—	66
Other investing activities, net	11	(7)
Cash used in investing activities	(282)	(195)
Financing Activities
Principal repayments of debt, including premiums and discounts to par value	(123)	(3,665)
Borrowings from debt, net of discount and issuance costs	(16)	1,500
Distributions to noncontrolling interests and redeemable noncontrolling interests	(129)	(157)
Proceeds for the formation of music catalog joint venture	—	601
Borrowings under commercial paper program and revolving credit facility	261	695
Repayments under commercial paper program and revolving credit facility	(261)	(695)
Cash paid to settle share-based awards, net	(422)	(117)
Other financing activities, net	(66)	(57)
Cash used in financing activities	(756)	(1,895)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(56)	95
Net change in cash, cash equivalents, and restricted cash	(1,302)	(1,442)
Cash, cash equivalents, and restricted cash, beginning of period	4,570	5,416
Cash, cash equivalents, and restricted cash, end of period	$3,268	$3,974

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2025	2,710	$27	$56,055	$(8,244)	$(11,512)	$(407)	$35,919	$1,228	$37,147
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(2,916)	—	(2,916)	10	(2,906)
Other comprehensive loss	—	—	—	—	—	(235)	(235)	(1)	(236)
Net share-based plan activity	27	—	(187)	—	—	—	(187)	—	(187)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	19	19
March 31, 2026	2,737	$27	$55,865	$(8,244)	$(14,428)	$(642)	$32,578	$1,129	$33,707

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2024	2,684	$27	$55,560	$(8,244)	$(12,239)	$(1,067)	$34,037	$792	$34,829
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(453)	—	(453)	8	(445)
Other comprehensive income	—	—	—	—	—	227	227	3	230
Net share-based plan activity	19	—	41	—	—	—	41	—	41
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(147)	(147)
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	74	74
Formation of music catalog joint venture	—	—	(13)	—	—	—	(13)	582	569
March 31, 2025	2,703	$27	$55,585	$(8,244)	$(12,692)	$(840)	$33,836	$1,312	$35,148

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
Termination of Netflix Merger
On January 19, 2026, the Company entered into an amended and restated agreement and plan of merger, by and among the Company, Netflix, Inc. (“Netflix”), Nightingale Sub, Inc., a wholly owned subsidiary of Netflix, and New Topco 25, Inc., a wholly owned subsidiary of WBD (the “Netflix Merger Agreement”), pursuant to which Netflix would have acquired the Streaming and Studios segments (subject to certain deviations) and certain other assets and liabilities, including the Company’s film and television studios, HBO Max, and HBO, following the separation and distribution of Discovery Global to the Company’s stockholders (the “Separation Transaction”).
Following the board of directors’ determination that it had received a “Company Superior Proposal,” as defined in the Netflix Merger Agreement, from Paramount Skydance Corporation (“PSKY”) and Netflix’s waiver of its right to propose revisions to the Netflix Merger Agreement, on February 27, 2026, in accordance with the terms of the Netflix Merger Agreement, the Company terminated the Netflix Merger Agreement in connection with entering into the PSKY Merger Agreement (as defined below). As a result of the termination of the Netflix Merger Agreement, PSKY, on behalf of the Company, paid Netflix a termination fee of $2.8 billion in cash (the “Netflix Termination Fee”) as required by the terms of the Netflix Merger Agreement. During the three months ended March 31, 2026, the Company recorded an expense for the Netflix Termination Fee in the consolidated statements of operations. The amount paid by PSKY is reimbursable by the Company to PSKY in certain circumstances in the event the PSKY Merger Agreement is terminated, and therefore has been recorded in accrued liabilities in the consolidated balance sheets.
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
Upon completion of the PSKY Merger, each issued and outstanding share of WBD’s Series A common stock (“WBD Common Stock”) (subject to certain exceptions) will be converted into the right to receive an amount in cash equal to $31.00, without interest, plus, if the closing date of the PSKY Merger occurs after September 30, 2026, the Ticking Consideration (together, the “Merger Consideration”). The “Ticking Consideration” will be an amount in cash equal to $0.00277778 multiplied by the number of calendar days elapsed after September 30, 2026 to and including the closing date (which, for the avoidance of doubt, will not exceed $0.25 per 90 calendar day period).
Concurrently with the execution of the PSKY Merger Agreement, Larry J. Ellison and an affiliated trust entered into a guarantee in favor of WBD to, among other things, jointly and severally guarantee certain payments by PSKY under the PSKY Merger Agreement, including $45.72 billion of the aggregate Merger Consideration, and assist WBD with the consummation of the PSKY Merger.
On April 23, 2026, WBD stockholders approved the adoption of the PSKY Merger Agreement. The completion of the PSKY Merger is subject to customary closing conditions, including regulatory clearances. In addition, PSKY’s obligation to consummate the PSKY Merger is subject to WBD not having completed the separation of its Streaming & Studios business from its Global Linear Networks business nor having declared or made any dividend to WBD’s stockholders to effectuate the separation. There can be no assurance that the PSKY Merger will occur in accordance with the expected plans or anticipated timeline, or at all.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The PSKY Merger Agreement contains certain customary termination rights for WBD and PSKY, including, without limitation, a right for either party to terminate if the PSKY Merger is not completed on or before March 4, 2027, subject to an extension to June 4, 2027 in certain circumstances as specified in the PSKY Merger Agreement. Termination under specified circumstances will require WBD to pay PSKY a termination fee of $3.0 billion and reimburse PSKY for (i) any payment made by PSKY, which will in no event be more than $1,528 million, in connection with WBD’s obligation to complete the Junior Lien Exchange Offer by December 30, 2026 and (ii) the Netflix Termination Fee, or PSKY to pay WBD a termination fee of $7.0 billion. Additionally, the PSKY Merger Agreement provides for customary pre-closing covenants of WBD, including covenants relating to conducting its business in the ordinary course consistent with past practice and to refrain from taking certain actions without PSKY’s consent.
Reportable Segments
As of March 31, 2026, we classified our operations in three reportable segments:
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
Unaudited Interim Financial Statements
These consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Accounting and Reporting Pronouncements Adopted
Credit Losses
In July 2025, the Financial Accounting Standards Board (“FASB”) issued guidance which provides a practical expedient to simplify the estimation of expected credit losses by assuming that current conditions as of the balance sheet do not change for the remaining life of the asset. This guidance is effective for interim and annual periods beginning after December 15, 2025, and the standard is to be applied prospectively. The Company elected not to apply the practical expedient in its expected credit losses calculation therefore, there was no impact on its consolidated financial statements.

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
During the three months ended March 31, 2026, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 3. RESTRUCTURING AND OTHER CHARGES
The Company periodically initiates restructuring programs, which may include, among other things, strategic content programming assessments, organizational restructuring, employee retention, facility consolidation activities, other contract termination costs, and consulting fees related to the previously announced Separation Transaction and the PSKY Merger. During 2025, the Company initiated restructuring plans related to the previously proposed Separation Transaction.
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended March 31,
	2026	2025
Streaming	$26	$12
Studios	9	(5)
Global Linear Networks	42	16
Corporate and inter-segment eliminations	127	31
Total restructuring and other charges	$204	$54
During the three months ended March 31, 2026 and 2025, restructuring and other charges were primarily related to organization restructuring costs, employee retention, and consulting fees related to the previously announced Separation Transaction and the PSKY Merger.
Changes in restructuring liabilities recorded in accounts payable, accrued liabilities, and other noncurrent liabilities by major category and by reportable segment and corporate were as follows (in millions).

	Streaming	Studios	Global Linear Networks	Corporate	Total
December 31, 2025	$23	$58	$69	$127	$277
Contract termination accruals, net	—	—	—	12	12
Employee termination accruals, net	—	9	6	(3)	12
Employee retention, net	15	6	36	23	80
Consulting fees and other accruals and adjustments	11	(6)	—	95	100
Cash paid	(19)	(4)	(30)	(111)	(164)
March 31, 2026	$30	$63	$81	$143	$317
NOTE 4. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended March 31, 2026
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,533	$1	$2,373	$(1)	$4,906
Advertising	284	—	1,570	(7)	1,847
Content	68	2,934	346	(1,461)	1,887
Other	2	190	88	(27)	253
Total	$2,887	$3,125	$4,377	$(1,496)	$8,893

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,329	$1	$2,558	$(2)	$4,886
Advertising	237	1	1,758	(16)	1,980
Content	88	2,139	380	(741)	1,866
Other	2	173	78	(6)	247
Total	$2,656	$2,314	$4,774	$(765)	$8,979
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	March 31, 2026	December 31, 2025
Contract liabilities	Deferred revenues	$1,592	$1,642
Contract liabilities	Other noncurrent liabilities	360	355
For the three months ended March 31, 2026 and 2025, respectively, revenues of $774 million and $677 million were recognized that were included in deferred revenues as of December 31, 2025 and December 31, 2024, respectively. Contract assets were not material as of March 31, 2026 and December 31, 2025.
Remaining Performance Obligations
The following table presents a summary of revenue expected to be recognized from remaining performance obligations by contract type (in millions).

Contract Type	March 31, 2026	Duration
Distribution - fixed price or minimum guarantee	$2,848	Through 2030
Content licensing and sports sublicensing	4,528	Through 2032
Brand licensing	3,953	Through 2062
Advertising	1,006	Through 2032
Other	124	Through 2029
Total	$12,459
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
NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During 2025, the Company amended its revolving receivables program to reduce the facility limit to $5,000 million and extend the program to June 2026. The outstanding portfolio of receivables derecognized from our consolidated balance sheet was $3,850 million and $3,700 million as of March 31, 2026 and December 31, 2025, respectively.
The Company recognized $20 million and $36 million for the three months ended March 31, 2026 and 2025, respectively, in selling, general and administrative expenses in the consolidated statements of operations from the revolving receivables program (net of non-designated derivatives). (See Note 9.)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents a summary of receivables sold (in millions).

	Three Months Ended March 31,
	2026	2025
Gross receivables sold/cash proceeds received	$3,445	$4,231
Collections reinvested under revolving receivables program	(3,295)	(4,120)
Net cash proceeds received	$150	$111
Net receivables sold	$3,416	$4,205
Obligations recorded (Level 3)	$67	$103
The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	March 31, 2026	December 31, 2025
Gross receivables pledged as collateral	$2,121	$2,632
Balance sheet classification:
Receivables, net	$1,652	$2,230
Other noncurrent assets	$469	$402
Accounts Receivable Factoring
No amounts were sold under the Company’s factoring arrangement for the three months ended March 31, 2026. Total trade accounts receivable sold under the Company’s factoring arrangement was $102 million for the three months ended March 31, 2025. The impact to the consolidated statements of operations was immaterial for the three months ended March 31, 2026 and 2025. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.
NOTE 6. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized production costs are grouped based on their predominant monetization strategy: individually or as a group. Live programming includes licensed sports rights and related advances. The tables below present the components of content rights (in millions).

	March 31, 2026
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$3,269	$5,930	$9,199
Completed and not released	1,186	587	1,773
In production and other	1,723	2,082	3,805
Total production costs	$6,178	$8,599	$14,777
Licensed content, live programming, and advances, net			4,544
Game development costs, less amortization			362
Total film and television content rights and games			19,683
Less: Current content rights and prepaid license fees, net			(371)
Total noncurrent film and television content rights and games			$19,312

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$3,006	$5,686	$8,692
Completed and not released	1,109	521	1,630
In production and other	1,782	2,544	4,326
Total production costs	$5,897	$8,751	$14,648
Licensed content, live programming, and advances, net			4,478
Game development costs, less amortization			310
Total film and television content rights and games			19,436
Less: Current content rights and prepaid license fees, net			(322)
Total noncurrent film and television content rights and games			$19,114
Content amortization consisted of the following (in millions).

	Three Months Ended March 31,
	2026	2025
Predominantly monetized individually	$400	$580
Predominantly monetized as a group	2,057	2,530
Total content amortization	$2,457	$3,110
Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments were $42 million and $35 million, respectively, for the three months ended March 31, 2026 and 2025.
NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	March 31, 2026	December 31, 2025
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$276	$276
nC+	Other noncurrent assets	32%	153	153
Other	Other noncurrent assets		270	268
Total equity method investments			699	697

Investments without readily determinable fair values	Other noncurrent assets(a)		349	348
Total investments			$1,048	$1,045
(a) Investments without readily determinable fair values included $17 million as of March 31, 2026 and December 31, 2025 that was recorded in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of March 31, 2026, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $477 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $467 million and $481 million as of March 31, 2026 and December 31, 2025, respectively. VIE gains and losses are recorded in loss from equity investees, net on the consolidated statements of operations, and were not material for the three months ended March 31, 2026 and 2025.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Joint Venture
In January 2025, the Company contributed a 70% interest in its music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. The Company retained a controlling financial interest and consolidated the joint venture as a VIE. The Company has determined that it is the primary beneficiary of the joint venture as the Company has certain operational rights that significantly impact the economic performance of the business including exploitation of the catalog works and selection of the administrator. As the primary beneficiary, the Company includes the joint venture assets, liabilities and results of operations in the Company's consolidated financial statements. As of March 31, 2026, the carrying amounts of assets and liabilities of the consolidated VIE were not material. During the three months ended March 31, 2026, it was determined that the Cutting Edge Group will receive an additional 9% economic interest in the venture based on the results of certain operational metrics.
NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Bridge loan with maturity of 15 months	7.67%	$15,000	$15,000
Senior notes with maturities of 5 years or less	3.91%	6,525	6,659
Senior notes with maturities between 5 and 10 years	4.37%	3,505	3,509
Senior notes with maturities greater than 10 years	5.17%	7,671	7,677
Total debt		32,701	32,845
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(235)	(278)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		32,466	32,567
Current portion of debt		(1,493)	(139)
Noncurrent portion of debt		$30,973	$32,428
During the three months ended March 31, 2026, the Company repaid in full at maturity $123 million of aggregate principal amount outstanding of its senior notes due January and March 2026.
On February 18, 2026, DGH (formerly WarnerMedia Holdings, Inc., the “Borrower”), together with JPMorgan Chase Bank, N.A., in its capacities as Administrative Agent and Collateral Agent, executed Amendment No. 1 (“Amendment No. 1”) to the Non-Investment Grade Leveraged Bridge Loan Agreement dated June 26, 2025 (the “Bridge Loan Agreement”). Amendment No. 1 extends the maturity of the Borrower’s outstanding bridge loans from the earlier of (i) December 30, 2026 and (ii) the completion of the previously proposed Separation Transaction to the earlier of (x) June 30, 2027 and (y) the date that the previously proposed Spin-Off (as defined in the Bridge Loan Agreement) occurs.
Under Amendment No. 1, all previously scheduled duration fees through June 30, 2026 remain unchanged, however, the duration fees payable on September 30, 2026 and December 31, 2026 were increased from 0.75% to 1.00% of the principal amount of outstanding loans on such dates. In addition, a new duration fee of 1.00% of the principal amount of outstanding loans will be payable on March 31, 2027.
Amendment No. 1 does not modify the mandatory prepayment provisions, guarantee structure, or collateral securing the bridge facility, all of which remain consistent with the Bridge Loan Agreement. The amendment also maintains the original representations and warranties, affirmative and negative covenants, events of default and continues to include no financial maintenance covenants.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As of March 31, 2026, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks, DCL (to the extent it is not the primary obligor on such senior notes), and DGH (to the extent it is not the primary obligor on such senior notes), except for $171 million of senior notes related to the legacy WarnerMedia business (the “WarnerMedia Business”).
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
As of March 31, 2026 and December 31, 2025, the Company and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants, and also requires maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 4.50 to 1.00. As of March 31, 2026, the Company was in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

There were no amounts eligible to be offset under master netting agreements as of March 31, 2026 and December 31, 2025. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the Company’s derivative financial instruments recorded on its consolidated balance sheets (in millions).

	March 31, 2026					December 31, 2025
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$3,084	$49	$36	$32	$51	$2,235	$53	$60	$35	$38
Net investment hedges: (a)
Cross-currency swaps	444	7	—	—	21	452	7	—	—	21
No hedging designation:
Foreign exchange	145	10	1	91	1	126	9	—	15	79
Cross-currency swaps	221	4	—	—	10	225	4	—	—	11
Total return swaps	486	—	—	27	—	501	—	—	—	—
Credit contracts	—	—	—	—	—	2,000	8	—	—	—
Total		$70	$37	$150	$83		$81	$60	$50	$149
(a) Excludes €781 million and €781 million of euro-denominated notes ($897 million and $919 million equivalent) at March 31, 2026 and December 31, 2025, respectively, designated as a net investment hedge.
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

	Three Months Ended March 31,
	2026	2025
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(32)	$14
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(10)	4
Foreign exchange - costs of revenues	3	—
Interest rate - interest expense, net	(1)	(1)
Interest rate - other (expense) income, net	—	14
If current fair values of designated cash flow hedges as of March 31, 2026 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 29 years.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net Investment Hedges
The Company is exposed to foreign currency risk associated with the net assets of non-USD functional entities and uses fixed-to-fixed cross currency swaps to mitigate this risk.
The following table presents the pre-tax impact of derivatives and other instruments designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2026	2025		2026	2025
Cross currency swaps	$(3)	$(4)	Interest expense, net	$3	$3
Euro-denominated notes (foreign denominated debt)	22	(60)	N/A	—	—
Total	$19	$(64)		$3	$3
Derivatives Not Designated for Hedge Accounting
The Company has deferred compensation plans that have risk related to the fair value gains and losses on these investments and uses total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
During the year ended December 31, 2025, the Company entered into $2,000 million notional amount of credit contract swaptions to mitigate the interest rate risk related to future issuances of debt related to the previously proposed Separation Transaction, which were unwound during the three months ended March 31, 2026 for an immaterial loss.
The Company is also exposed to the risk of secured overnight financing rate changes in connection with securitization fees on the receivables securitization program. To mitigate this risk, the Company entered into $1,500 million notional of non-designated interest rate swaps in the first quarter of 2025. The gains and losses on these derivatives are recorded to selling, general and administrative expenses, offsetting securitization interest expense.
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other (expense) income, net in the consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$—	$1
Total return swaps	(12)	(11)
Total in selling, general and administrative expense	(12)	(10)

Cross-currency swaps	1	(1)
Credit contracts	(5)	—
Foreign exchange derivatives	2	9
Total in other (expense) income, net	(2)	8
Total	$(14)	$(2)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1	–	Quoted prices for identical instruments in active markets.
Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3	–	Valuations derived from techniques in which one or more significant inputs are unobservable.
The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		March 31, 2026
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$134	$—	$134
Equity securities:
Money market fund	Cash and cash equivalents	58	—	—	58
Mutual funds	Prepaid expenses and other current assets	15	—	—	15
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	2	—	2
Mutual funds	Other noncurrent assets	201	—	—	201
Company-owned life insurance contracts	Other noncurrent assets	—	102	—	102
Total		$274	$238	$—	$512
Liabilities
Deferred compensation plan	Accrued liabilities	$61	$—	$—	$61
Deferred compensation plan	Other noncurrent liabilities	674	—	—	674
Total		$735	$—	$—	$735

		December 31, 2025
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$107	$—	$107
Equity securities:
Money market funds	Cash and cash equivalents	61	—	—	61
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	2	—	2
Mutual funds	Other noncurrent assets	205	—	—	205
Company-owned life insurance contracts	Other noncurrent assets	—	105	—	105
Total		$280	$214	$—	$494
Liabilities
Deferred compensation plan	Accrued liabilities	$66	$—	$—	$66
Deferred compensation plan	Other noncurrent liabilities	682	—	—	682
Total		$748	$—	$—	$748

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, senior notes, and a bridge loan. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of March 31, 2026 and December 31, 2025. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $14,609 million and $15,205 million as of March 31, 2026 and December 31, 2025, respectively.
The Company’s derivative financial instruments are discussed in Note 9 and the obligation for its revolving receivable program is discussed in Note 5.
NOTE 11. SHARE-BASED COMPENSATION
The Company has various incentive plans under which performance based restricted stock units (“PRSUs”), service based restricted stock units (“RSUs”), and stock options have been issued. The table below presents awards granted (in millions, except weighted-average grant price).

	Three Months Ended March 31, 2026
	Awards	Weighted-Average Grant Date Fair Value
Awards granted:
PRSUs	1.2	$29.08
RSUs	19.1	$28.50
Stock options	3.1	$10.47
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of March 31, 2026 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$92	1.4
RSUs	877	1.5
Stock options	147	2.5
Total unrecognized compensation cost	$1,116
NOTE 12. INCOME TAXES
Income tax benefit (expense) was $214 million and $(15) million for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax benefit for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to excess tax benefits from share-based compensation.
Income tax benefit for the three months ended March 31, 2026, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to a book tax difference in the Netflix Termination Fee accrual (See Note 1) based on current assessments, as well as excess tax benefits from share-based compensation.
As of March 31, 2026 and December 31, 2025, the Company’s reserves for unrecognized tax benefits totaled $2,368 million and $2,356 million, respectively.
As of March 31, 2026 and December 31, 2025, the Company had accrued $896 million and $856 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. In January 2026, the OECD issued additional guidance on the minimum tax framework, including a “side by side” safe harbor framework that would apply to U.S.-parented groups. Even if this safe harbor applies, we would still be subject to local minimum tax regimes in countries that have adopted these rules. The interpretation and adoption of the OECD’s recommendations continue to vary across jurisdictions. As of March 31, 2026, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in millions).

	Three Months Ended March 31,
	2026	2025
Foreign currency (losses) gains, net	$(52)	$30
(Losses) gains on derivative instruments, net	(2)	22
Change in the value of investments with readily determinable fair value	—	4
Change in fair value of equity investments without readily determinable fair value	—	(4)
Interest income	22	64
Indemnification receivable accrual	(3)	(38)
Other (expense) income, net	(3)	4
Total other (expense) income, net	$(38)	$82
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Non-cash investing and financing activities:
Assets acquired under finance lease and other arrangements	$17	$144
Settlement of PRSU awards	$97	$51
Cash, Cash Equivalents, and Restricted Cash

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$3,264	$4,566
Restricted cash - recorded in prepaid expenses and other current assets	4	4
Total cash, cash equivalents, and restricted cash	$3,268	$4,570

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings Per Share
The table below presents a reconciliation of net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(2,906)	$(449)
Less:
Net income attributable to noncontrolling interests	(10)	(8)
Net loss attributable to redeemable noncontrolling interests	—	4
Net loss available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$(2,916)	$(453)

Denominator — weighted average:
Common shares outstanding — basic and diluted	2,492	2,462

Basic net loss per share allocated to common stockholders	$(1.17)	$(0.18)
Diluted net loss per share allocated to common stockholders	$(1.17)	$(0.18)
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended March 31,
	2026	2025
Anti-dilutive share-based awards	111	92
Supplier Finance Programs
As of March 31, 2026 and December 31, 2025, the Company has confirmed $266 million and $260 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.
Leases
During the three months ended March 31, 2025, the Company subleased a portion of its Hudson Yards, New York office. As a result of executing the sublease, the Company recorded a right-of-use (“ROU”) asset impairment charge of $87 million. The ROU asset impairment charge was recorded in impairment and loss on dispositions in the consolidated statements of operations.
Collaborative Arrangements
The arrangement among TNT Sports, CBS Broadcasting, Inc. (“CBS”), and the National Collegiate Athletic Association (the “NCAA”) provides TNT Sports and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, certain advertising revenues and sponsorship revenues related to the NCAA Tournament, and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds the shared advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to a specified annual cap. The amount recorded pursuant to the loss cap was $66 million and $59 million during the three months ended March 31, 2026 and 2025, respectively. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended March 31, 2026
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(342)	$39	$(104)	$(407)
Other comprehensive income (loss) before reclassifications	(218)	(26)	2	(242)
Reclassifications from accumulated other comprehensive loss to net income	—	7	—	7
Other comprehensive income (loss)	(218)	(19)	2	(235)
Ending balance	$(560)	$20	$(102)	$(642)

	Three Months Ended March 31, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,008)	$15	$(74)	$(1,067)
Other comprehensive income (loss) before reclassifications	231	9	—	240
Reclassifications from accumulated other comprehensive loss to net income	—	(13)	—	(13)
Other comprehensive income (loss)	231	(4)	—	227
Ending balance	$(777)	$11	$(74)	$(840)
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended March 31,
	2026	2025
Revenues and service charges	$205	$214
Expenses	$55	$68
Distributions to noncontrolling interests and redeemable noncontrolling interests	$129	$157
The table below presents receivables due from and payables due to related parties (in millions).

	March 31, 2026	December 31, 2025
Receivables	$111	$116
Payables	$36	$17
NOTE 15. COMMITMENTS AND CONTINGENCIES
Other Contingent Commitments
During the three months ended March 31, 2026, the Company entered into a tax reimbursement agreement with the Chief Executive Officer (“CEO”). In the event that the CEO incurs an excise tax in respect of any payment or benefit made or provided to him in connection with a change in control, he would be entitled to a tax reimbursement payment.
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
PSKY Complaint. On January 12, 2026, PSKY filed a complaint in the Delaware Court of Chancery against our board of directors (and our Chair Emeritus, Dr. Malone) and the Company. The suit asserted a claim for breach of fiduciary duty against the directors, alleging that our board of directors failed to disclose material information in both the Solicitation/Recommendation Statement on Schedule 14D-9, filed on December 17, 2025, and the amendment to that Schedule 14D-9, filed on January 7, 2026. PSKY also requested that the court expedite the case in light of the then-current expiration date of PSKY’s tender offer on January 21, 2026. On January 15, 2026, the Delaware Court of Chancery denied PSKY’s request for expedition, stating that PSKY failed to demonstrate that it would suffer any irreparable harm in its capacity as a stockholder of the Company if the litigation was not expedited, among other reasons. On February 2, 2026, the Company moved to dismiss the complaint. Pursuant to the PSKY Merger Agreement, PSKY filed a voluntary notice of dismissal with prejudice with respect to the complaint, and the court dismissed the case on March 2, 2026.
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named WBD, Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025, which the court granted without leave to amend on March 30, 2026.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Consolidated Derivative Action. Between December 20, 2024 and January 14, 2025, four stockholder derivative complaints were filed in the United States District Court for the Southern District of New York (Roy v. Zaslav et al., No. 1:24-cv-09856-AT, Hollin v. Zaslav et al., No. 1:24-cv-09885-AT, KO v. Zaslav et al., No. 1:25-cv-00114-AT, and Herman, III v. Chen et al., No. 1:25-cv-00352-AT). Each complaint names certain current and former directors and officers of WBD as defendants and WBD as nominal defendant, and each complaint seeks damages and other relief. The complaints generally assert claims against the defendants, derivatively on behalf of WBD, for alleged breaches of fiduciary duty based on the same facts alleged in the Collura securities case described above. The complaints assert various common law causes of action, including breach of fiduciary duties, aiding and abetting breach of fiduciary duties, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets, as well claims for violations of Sections 14(a), 10(b), and 21D of the Exchange Act. On January 21, 2025, the court consolidated the four actions for all purposes under Case No. 1:24-cv-09856-AT, captioned as In re Warner Bros. Discovery, Inc. Derivative Litigation (the “Consolidated Derivative Action”). On February 19, 2025, the Court stayed the Consolidated Derivative Action pending resolution of a final decision on all motions to dismiss the operative complaint in the Collura securities action.
Individual Stockholder Action. On April 2, 2026, an individual action was filed in the Supreme Court of the State of New York, County of Richmond (Nicosia v. Di Piazza, Jr., et al., Index No. 150851/2026). The complaint was brought by a purported stockholder of WBD and it named as defendants WBD, members of the WBD board of directors, and PSKY. The complaint alleged that the proxy statement disseminated to WBD stockholders in connection with the proposed transaction with PSKY contains materially false and misleading statements and omissions concerning, among other things, the alleged personal financial benefits of WBD’s directors and officers, the alleged conflicts of WBD’s financial advisors, and the process underlying and valuation of the proposed transaction. Following the issuance of certain supplemental disclosures via Form DEFA14A on April 16, 2026, the plaintiff voluntarily dismissed the litigation with prejudice on April 20, 2026.
Nokia Litigation. Over the past several years, Nokia Corporation and Nokia Technologies Oy (collectively, “Nokia”) have alleged that WBD is infringing on their portfolio of patents related to the delivery of streaming video. On November 1, 2025, Nokia brought suit against WBD in certain jurisdictions, and WBD and Dplay Entertainment Limited brought suit in other jurisdictions, and filed a rate-setting proceeding in the High Court of Justice of England and Wales (the “Court”) against Nokia seeking a determination of a reasonable and non-discriminatory (“RAND”) royalty rate for a global license to certain Nokia patents, including standard-essential patents related to the H.264/AVC and H.265/HEVC standards and other non-essential multimedia patents. The Court is scheduled to hold a hearing in May 2026 to determine the amount of an interim payment that WBD will be required to make to Nokia during the pendency of the litigation, which may include refundable and non-refundable components, and trial is currently scheduled for late 2026. As of March 31, 2026, the Company recorded an immaterial liability related to this matter. The amount of any adjustment to this liability as an outcome from the rate-setting process cannot be reasonably estimated.
NOTE 16. REPORTABLE SEGMENTS
The Company’s operating segments are determined based on: (i) financial information reviewed by its chief operating decision maker (“CODM”), the CEO, (ii) internal management and related reporting structure, and (iii) the basis upon which the CEO makes resource allocation decisions.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues

	Three Months Ended March 31,
	2026	2025
Streaming	$2,887	$2,656
Studios	3,125	2,314
Global Linear Networks	4,377	4,774
Corporate	1	—
Inter-segment eliminations	(1,497)	(765)
Total revenues	$8,893	$8,979
Reconciliation of Revenues to Segment Adjusted EBITDA

	Three months ended March 31, 2026
	Streaming	Studios	Global Linear Networks
Revenues	$2,887	$3,125	$4,377

Less:
Content expense (a)	1,531	1,603	1,592
Personnel expense (b)	186	251	529
Marketing expense	285	275	129
Other segment expenses (c)	447	221	493
Segment Adjusted EBITDA	$438	$775	$1,634

	Three months ended March 31, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$2,656	$2,314	$4,774

Less:
Content expense (a)	1,504	1,339	1,832
Personnel expense (b)	186	230	496
Marketing expense	220	252	104
Other segment expenses (c)	407	234	549
Segment Adjusted EBITDA	$339	$259	$1,793

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
Reconciliation of segment adjusted EBITDA to loss before income taxes

	Three Months Ended March 31,
	2026	2025
Streaming	$438	$339
Studios	775	259
Global Linear Networks	1,634	1,793
Segment Adjusted EBITDA	2,847	2,391
Depreciation and amortization	1,226	1,547
Employee share-based compensation	150	120
Restructuring and other charges	204	54
Netflix Termination Fee (See Note 1)	2,800	—
Transaction and integration costs	173	80
Facility consolidation costs	—	5
Impairment and amortization of fair value step-up for content	102	240
Amortization of capitalized interest for content	3	6
Impairments and loss on dispositions	14	90
Corporate	269	233
Inter-segment eliminations	375	53
Other expense (income), net	38	(82)
Loss from equity investees, net	5	7
Loss on extinguishment of debt, net	27	4
Interest expense, net	581	468
Loss before income taxes	$(3,120)	$(434)
NOTE 17. SUBSEQUENT EVENTS
In April 2026, the Company borrowed $1,000 million under its Credit Facility, which is expected to be repaid within the current quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes. This section provides additional information regarding our businesses, current developments, results of operations, cash flows and financial condition. Additional context can also be found in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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
We are home to one of the largest collections of owned content in the world with assets and intellectual property across sports, news, lifestyle, and entertainment in most languages and regions of the globe. We create some of the best-in-class content using our renowned library, beloved franchises, and acclaimed creative expertise to serve our audiences and consumers. Our asset mix strongly positions us to execute our key strategies: grow our streaming business globally, enhance our Studios segment, and manage our linear networks for the best possible success in order to create long-term value for our stockholders.
In the first quarter of 2025, the Company renamed its DTC reportable segment to Streaming and its Networks reportable segment to Global Linear Networks.
Termination of Netflix Merger
On January 19, 2026, the Company entered into an amended and restated agreement and plan of merger, by and among the Company, Netflix, Inc. (“Netflix”), Nightingale Sub, Inc., a wholly owned subsidiary of Netflix, and New Topco 25, Inc., a wholly owned subsidiary of WBD (the “Netflix Merger Agreement”), pursuant to which Netflix would have acquired the Streaming and Studios segments (subject to certain deviations) and certain other assets and liabilities, including the Company’s film and television studios, HBO Max, and HBO, following the separation and distribution of Discovery Global to the Company’s stockholders (the “Separation Transaction”).
Following the board of directors’ determination that it had received a “Company Superior Proposal,” as defined in the Netflix Merger Agreement, from Paramount Skydance Corporation (“PSKY”) and Netflix’s waiver of its right to propose revisions to the Netflix Merger Agreement, on February 27, 2026, in accordance with the terms of the Netflix Merger Agreement, the Company terminated the Netflix Merger Agreement in connection with entering into the PSKY Merger Agreement (as defined below). As a result of the termination of the Netflix Merger Agreement, PSKY, on behalf of the Company, paid Netflix a termination fee of $2.8 billion in cash (the “Netflix Termination Fee”) as required by the terms of the Netflix Merger Agreement. During the three months ended March 31, 2026, the Company recorded an expense for the Netflix Termination Fee in the consolidated statements of operations. The amount paid by PSKY is reimbursable by the Company to PSKY in certain circumstances in the event the PSKY Merger Agreement is terminated, and therefore has been recorded in accrued liabilities in the consolidated balance sheets.
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
Upon completion of the PSKY Merger, each issued and outstanding share of WBD’s Series A common stock (“WBD Common Stock”) (subject to certain exceptions) will be converted into the right to receive an amount in cash equal to $31.00, without interest, plus, if the closing date of the PSKY Merger occurs after September 30, 2026, the Ticking Consideration (together, the “Merger Consideration”). The “Ticking Consideration” will be an amount in cash equal to $0.00277778 multiplied by the number of calendar days elapsed after September 30, 2026 to and including the closing date (which, for the avoidance of doubt, will not exceed $0.25 per 90 calendar day period).
Concurrently with the execution of the PSKY Merger Agreement, Larry J. Ellison and an affiliated trust entered into a guarantee in favor of WBD to, among other things, jointly and severally guarantee certain payments by PSKY under the PSKY Merger Agreement, including $45.72 billion of the aggregate Merger Consideration, and assist WBD with the consummation of the PSKY Merger.

On April 23, 2026, WBD stockholders approved the adoption of the PSKY Merger Agreement. The completion of the PSKY Merger is subject to customary closing conditions, including regulatory clearances. In addition, PSKY’s obligation to consummate the PSKY Merger is subject to WBD not having completed the separation of its Streaming & Studios business from its Global Linear Networks business nor having declared or made any dividend to WBD’s stockholders to effectuate the separation. There can be no assurance that the PSKY Merger will occur in accordance with the expected plans or anticipated timeline, or at all.
The PSKY Merger Agreement contains certain customary termination rights for WBD and PSKY, including, without limitation, a right for either party to terminate if the PSKY Merger is not completed on or before March 4, 2027, subject to an extension to June 4, 2027 in certain circumstances as specified in the PSKY Merger Agreement. Termination under specified circumstances will require WBD to pay PSKY a termination fee of $3.0 billion and reimburse PSKY for (i) any payment made by PSKY, which will in no event be more than $1,528 million, in connection with WBD’s obligation to complete the Junior Lien Exchange Offer by December 30, 2026 and (ii) the Netflix Termination Fee, or PSKY to pay WBD a termination fee of $7.0 billion. Additionally, the PSKY Merger Agreement provides for customary pre-closing covenants of WBD, including covenants relating to conducting its business in the ordinary course consistent with past practice and to refrain from taking certain actions without PSKY’s consent.
Reportable Segments
As of March 31, 2026, we classified our operations in three reportable segments:
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
The ex-FX change represents the percentage change on a period-over-period basis adjusted for foreign currency impacts. The ex-FX change is calculated as the difference between the current year amounts translated at a baseline rate, which is a spot rate for each of our currencies determined early in the fiscal year as part of our forecasting process (the “2026 Baseline Rate”), and the prior year amounts translated at the same 2026 Baseline Rate. In addition, consistent with the assumption of a constant currency environment, our ex-FX results exclude the impact of our foreign currency hedging activities, as well as realized and unrealized foreign currency transaction gains and losses. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended March 31,
	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,906	$4,886	—%	(1)%
Advertising	1,847	1,980	(7)%	(8)%
Content	1,887	1,866	1%	(2)%
Other	253	247	2%	(1)%
Total revenues	8,893	8,979	(1)%	(3)%
Costs of revenues, excluding depreciation and amortization	4,643	5,131	(10)%	(10)%
Selling, general and administrative	2,475	2,194	13%	11%
Netflix Termination Fee (See Note 1)	2,800	—	NM	NM
Depreciation and amortization	1,226	1,547	(21)%	(21)%
Restructuring and other charges	204	54	NM	NM
Impairments and loss on dispositions	14	90	(84)%	(84)%
Total costs and expenses	11,362	9,016	26%	25%
Operating loss	(2,469)	(37)	NM	NM
Interest expense, net	(581)	(468)
Loss on extinguishment of debt, net	(27)	(4)
Loss from equity investees, net	(5)	(7)
Other (expense) income, net	(38)	82
Loss before income taxes	(3,120)	(434)
Income tax benefit (expense)	214	(15)
Net loss	(2,906)	(449)
Net income attributable to noncontrolling interests	(10)	(8)
Net loss attributable to redeemable noncontrolling interests	—	4
Net loss available to Warner Bros. Discovery, Inc.	$(2,916)	$(453)
NM - Not meaningful
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.

Revenues
Distribution revenue decreased 1% for the three months ended March 31, 2026, primarily attributable to a 10% decline in domestic linear subscribers and the impact of the previously disclosed domestic wholesale streaming deal renewal, partially offset by continued growth in existing streaming markets and the global expansion of HBO Max, including new distribution deals.
Advertising revenue decreased 8% for the three months ended March 31, 2026, primarily attributable to the absence of the NBA in 2026, which had a negative impact of $133 million to advertising revenue, and audience declines in domestic networks of 8%, partially offset by an increase in global ad-lite subscribers.
Content revenue decreased 2% for the three months ended March 31, 2026, primarily attributable to the timing of third-party licensing deals at Global Linear Networks, a decrease in television product revenue due to lower initial telecast, and lower games library revenue at our Studios segment, partially offset by higher Studios third-party television licensing.
Other revenue decreased 1% for the three months ended March 31, 2026.
Costs of Revenues
Costs of revenues decreased 10% for the three months ended March 31, 2026, primarily attributable to lower domestic sports costs due to the absence of the NBA in 2026, which had a favorable impact to costs of revenues of $358 million, and lower content expense related to the amortization of purchase accounting fair value step-up for content.
Selling, General and Administrative
Selling, general and administrative expenses increased 11% for the three months ended March 31, 2026, primarily attributable to higher marketing and transaction and integration costs.
Netflix Termination Fee
During the three months ended March 31, 2026, the Company recorded a $2.8 billion expense for the Netflix Termination Fee. (See Note 1 to the accompanying consolidated financial statements.)
Depreciation and Amortization
Depreciation and amortization decreased 21% for the three months ended March 31, 2026, primarily attributable to intangible assets acquired in connection with the acquisition of the WarnerMedia Business from AT&T Inc. that are being amortized using the sum of the months’ digits method and the end of the useful life for certain intangible assets.
Restructuring and other charges
Restructuring and other charges were $204 million for the three months ended March 31, 2026. Restructuring and other charges primarily includes organization restructuring costs, employee retention, and consulting fees related to the previously announced Separation Transaction and the PSKY Merger. (See Note 3 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions were $14 million for the three months ended March 31, 2026.
Interest Expense, net
Interest expense, net increased $113 million for the three months ended March 31, 2026. The increase for the three months ended March 31, 2026 was primarily attributable to higher interest costs associated with the Bridge Loan Facility. (See Note 8 to the accompanying consolidated financial statements.)
Loss on extinguishment of debt, net
Loss on extinguishment of debt, net was $27 million for the three months ended March 31, 2026.
Loss From Equity Investees, net
Loss from our equity method investees was $5 million for the three months ended March 31, 2026. The changes are attributable to our share of net earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)
Other (Expense) Income, net
Other (expense) income, net was $(38) million for the three months ended March 31, 2026. (See Note 13 to the accompanying consolidated financial statements.)

Income Tax Benefit (Expense)
Income tax benefit (expense) was $214 million and $(15) million for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax benefit for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to excess tax benefits from share-based compensation.
Income tax benefit for the three months ended March 31, 2026, reflects an effective income tax rate that differs from the federal statutory tax rate primarily attributable to a book tax difference in the Netflix Termination Fee accrual (See Note 1) based on current assessments, as well as excess tax benefits from share-based compensation.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. In January 2026, the OECD issued additional guidance on the minimum tax framework, including a “side by side” safe harbor framework that would apply to U.S.-parented groups. Even if this safe harbor applies, we would still be subject to local minimum tax regimes in countries that have adopted these rules. The interpretation and adoption of the OECD’s recommendations continue to vary across jurisdictions. As of March 31, 2026, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability. (See Note 12 to accompanying consolidated financial statements.)
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
The table below presents our Adjusted EBITDA for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).

	Three Months Ended March 31,
	2026	2025	% Change
Streaming	$438	$339	29%
Studios	$775	$259	NM
Global Linear Networks	$1,634	$1,793	(9)%
Corporate	$(269)	$(233)	(15)%
Inter-segment eliminations	$(375)	$(53)	NM

Streaming Segment
The following table presents, for our Streaming segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended March 31,
	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,533	$2,329	9%	7%
Advertising	284	237	20%	19%
Content	68	88	(23)%	(27)%
Other	2	2	—%	—%
Total revenues	2,887	2,656	9%	7%
Costs of revenues, excluding depreciation and amortization	1,864	1,824	2%	2%
Selling, general and administrative	585	493	19%	17%
Adjusted EBITDA	438	339	29%	17%
Depreciation and amortization	332	371
Restructuring and other charges	26	12
Impairment and amortization of fair value step-up for content	41	47
Impairments and loss on dispositions	—	3
Operating income (loss)	$39	$(94)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue increased 7% for the three months ended March 31, 2026, primarily attributable to continued growth in existing markets and the global expansion of HBO Max, including new distribution deals, partially offset by the impact of the previously disclosed domestic wholesale deal renewal that occurred in the second quarter of 2025.
Advertising revenue increased 19% for the three months ended March 31, 2026, primarily attributable to an increase in global ad-lite subscribers.
Content revenue decreased 27% for the three months ended March 31, 2026, primarily attributable to the timing of third-party licensing deals.
Costs of Revenues
Costs of revenues increased 2% for the three months ended March 31, 2026, primarily attributable to higher international content costs to support HBO Max launches, partially offset by shifts in the overall mix of programming.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses increased 17% for the three months ended March 31, 2026, primarily attributable to higher marketing expenses to support HBO Max launches.
Adjusted EBITDA
Adjusted EBITDA increased 17% for the three months ended March 31, 2026.

Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended March 31,
	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$1	$1	—%	—%
Advertising	—	1	NM	NM
Content	2,934	2,139	37%	33%
Other	190	173	10%	4%
Total revenues	3,125	2,314	35%	31%
Costs of revenues, excluding depreciation and amortization	1,679	1,413	19%	17%
Selling, general and administrative	671	642	5%	3%
Adjusted EBITDA	775	259	NM	NM
Depreciation and amortization	170	170
Restructuring and other charges	9	(5)
Impairment and amortization of fair value step-up for content	59	36
Amortization of capitalized interest for content	3	6
Impairments and gain on dispositions	1	(1)
Operating income	$533	$53
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented less than 2% of total revenues and operating expenses for this segment for the three months ended March 31, 2026. Intra-segment revenue and expense are eliminated at the Studios segment level.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.
Revenues
Content revenue increased 33% for the three months ended March 31, 2026, primarily attributable to a 58% increase in television product revenue and a 21% increase in theatrical product revenue, partially offset by a 30% decrease in games revenue.
•The increase in television product revenue was primarily attributable to higher intercompany content licensing related to HBO Max international launches and higher third-party licensing.
•The increase in theatrical product revenue was primarily due to higher intercompany content licensing driven by the launch of HBO Max in international markets.
•The decrease in games revenue was primarily attributable to lower library revenues.
Costs of Revenues
Costs of revenues increased 17% for the three months ended March 31, 2026, primarily attributable to a 32% increase in television product content expense and an 11% increase in theatrical product content expense, partially offset by a 43% decrease in games content expense.
•The increase in television product content expense was due to higher costs commensurate with higher revenues.
•The increase in theatrical content expense was primarily due to higher film costs commensurate with higher theatrical product revenue and higher film impairments.
•The decrease in games content expense was primarily due to lower games content expense commensurate with lower games revenue.
Selling, General and Administrative
Selling, general and administrative expenses increased 3% for the three months ended March 31, 2026, primarily attributable to higher marketing expenses and overhead costs.

Adjusted EBITDA
Adjusted EBITDA increased $516 million for the three months ended March 31, 2026.
Global Linear Networks Segment
The table below presents, for our Global Linear Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended March 31,
	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,373	$2,558	(7)%	(8)%
Advertising	1,570	1,758	(11)%	(12)%
Content	346	380	(9)%	(9)%
Other	88	78	13%	13%
Total revenues	4,377	4,774	(8)%	(9)%
Costs of revenues, excluding depreciation and amortization	2,084	2,327	(10)%	(11)%
Selling, general and administrative	659	654	1%	(1)%
Adjusted EBITDA	1,634	1,793	(9)%	(10)%
Depreciation and amortization	621	907
Employee share-based compensation	—	1
Restructuring and other charges	42	16
Impairment and amortization of fair value step-up for content	—	130
Impairments and loss on dispositions	3	2
Operating income	$968	$737
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue decreased 8% for the three months ended March 31, 2026, primarily attributable to a 10% decline in domestic linear subscribers, partially offset by a 2% increase in domestic affiliate rates. Declines in linear subscribers are expected to continue.
Advertising revenue decreased 12% for the three months ended March 31, 2026, primarily attributable to the absence of the NBA in 2026 and audience declines in domestic networks of 8%. The absence of the NBA had a negative impact to advertising revenue of $133 million.
Content revenue decreased 9% for the three months ended March 31, 2026, primarily attributable to the timing of third-party licensing deals.
Costs of Revenues
Costs of revenues decreased 11% for the three months ended March 31, 2026, primarily attributable to lower domestic sports costs due to the absence of the NBA, which had a favorable impact to costs of revenues of $358 million.
Selling, General and Administrative
Selling, general and administrative expenses decreased 1% for the three months ended March 31, 2026.
Adjusted EBITDA
Adjusted EBITDA decreased 10% for the three months ended March 31, 2026.

Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2026	2025	% Change	% Change (ex-FX)
Adjusted EBITDA - Corporate	$(269)	$(233)	(15)%	(13)%
Depreciation and amortization	106	99
Employee share-based compensation	150	119
Restructuring and other charges	127	31
Netflix Termination Fee (See Note 1)	2,800	—
Transaction and integration costs	173	80
Facility consolidation costs	—	5
Impairments and loss on dispositions	10	86
Operating loss	$(3,635)	$(653)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA decreased 13% for the three months ended March 31, 2026, primarily attributable to the release of previously recorded non-income tax reserves in 2025.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended March 31,
	2026	2025
Inter-segment revenue eliminations	$(1,497)	$(765)
Inter-segment expense eliminations	(1,122)	(712)
Adjusted EBITDA - Inter-segment eliminations	(375)	(53)
Depreciation and amortization	(3)	—
Impairment and amortization of fair value step-up for content	2	27
Operating loss	$(374)	$(80)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the three months ended March 31, 2026, we funded our working capital needs primarily through cash flows from operations. As of March 31, 2026, we had $3,264 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $4,000 million revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
Bridge Loan Facility
We and DGH have a non-investment grade leveraged bridge loan facility (“Bridge Loan Facility”) with JPMorgan Chase Bank, N.A. The Bridge Loan Facility contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2026, we were in compliance with all applicable covenants and there were no events of default under the Bridge Loan Facility.
Revolving Credit Facility and Commercial Paper
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement (the “Credit Agreement”) and have the capacity to borrow up to $4,000 million under the Credit Agreement (the “Credit Facility”). DCL may also request additional commitments up to $1,000 million from the lenders upon the satisfaction of certain conditions. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of March 31, 2026, we were in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $2,000 million. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding issuances under the commercial paper program.
During the three months ended March 31, 2026, we and DCL borrowed and repaid $261 million under our Credit Facility and commercial paper program. As of March 31, 2026, we and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $5,000 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $3,850 million as of March 31, 2026.
•Accounts Receivable Factoring
We have factoring agreements to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. No amounts were sold under the Company’s factoring arrangement during the three months ended March 31, 2026.
Uses of Cash
Our primary uses of cash include the creation and acquisition of new content, business acquisitions, income taxes, personnel costs, costs to develop and market our enhanced streaming service HBO Max, principal and interest payments on our outstanding senior notes, funding for various equity method and other investments, and repurchases of our capital stock.

•Content Acquisition
We plan to continue to invest significantly in the creation and acquisition of new content, as well as certain sports rights. Contractual commitments to acquire content have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
•Debt
Bridge Loan Facility
The Bridge Loan Facility was amended in February 2026 to, among other things, extend the maturity to the earlier of (x) June 30, 2027 and (y) the date that the previously proposed Separation Transaction occurs. The Bridge Loan Facility is expected to be refinanced or repaid prior to its maturity.
Senior Notes
During the three months ended March 31, 2026, we repurchased or repaid $123 million of aggregate principal amount outstanding of our senior notes. In addition, we have $1,496 million of senior notes coming due through March 2027.
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
•Capital Expenditures
We effected capital expenditures of $268 million during the three months ended March 31, 2026, including amounts capitalized to support HBO Max. We expect to continue to incur significant costs to develop and market HBO Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the three months ended March 31, 2026, we contributed $25 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Distributions to redeemable noncontrolling interests and noncontrolling interests totaled $129 million and $157 million for the three months ended March 31, 2026 and 2025, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding Bridge Loan Facility and senior notes. During the three months ended March 31, 2026, we made cash payments of $219 million and $621 million for income taxes and interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents, and restricted cash, beginning of period	$4,570	$5,416
Cash (used in) provided by operating activities	(208)	553
Cash used in investing activities	(282)	(195)
Cash used in financing activities	(756)	(1,895)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(56)	95
Net change in cash, cash equivalents, and restricted cash	(1,302)	(1,442)
Cash, cash equivalents, and restricted cash, end of period	$3,268	$3,974

Operating Activities
Cash (used in) provided by operating activities was $(208) million and $553 million during the three months ended March 31, 2026 and 2025, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income excluding non-cash items, partially offset by an improvement in working capital activity.
Investing Activities
Cash used in investing activities was $282 million and $195 million during the three months ended March 31, 2026 and 2025, respectively. The increase in cash used in investing activities was primarily attributable to reduced proceeds from the sale of assets and investments during the three months ended March 31, 2026.
Financing Activities
Cash used in financing activities was $756 million and $1,895 million during the three months ended March 31, 2026 and 2025, respectively. The decrease in cash used in financing activities was primarily attributable to lower net debt repayments, partially offset by proceeds received for the contribution of 70% of our music catalog to a joint venture in 2025 and higher amounts paid to settle share-based awards.
Capital Resources
As of March 31, 2026, capital resources were comprised of the following (in millions).

	March 31, 2026
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,264	$—	$3,264
Revolving credit facility and commercial paper program	4,000	—	4,000
Bridge loan	15,000	15,000	—
Senior notes (a)	17,701	17,701	—
Total	$39,965	$32,701	$7,264

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of March 31, 2026 had interest rates that ranged from 1.90% to 8.30% and will mature between 2026 and 2062.

We expect that our cash balance, cash generated from operations and availability under the Credit Agreement will be sufficient to fund our cash needs for the next 12 months. We expect to refinance or repay the Bridge Loan Facility prior to its maturity, though we may be unable to do so on favorable terms in a timely manner or at all. Additionally, our borrowing costs and access to capital markets can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. Credit rating agencies may continue to review and adjust our ratings or outlook. For example, in 2025, S&P, Moody’s and Fitch downgraded certain of our ratings in part due to declines in our linear business, including as a result of the weak operating environment for linear networks, our leverage ratio, and an increase in secured debt and uncertainty in connection with the previously planned separation of Warner Bros.
The 2017 Tax Cuts and Jobs Act features a participation exemption regime with current taxation of certain foreign income and imposed a mandatory repatriation toll tax on unremitted foreign earnings. As of March 31, 2026, the Company intends to remit certain previously undistributed foreign earnings to the United States. Accordingly, the Company has recorded deferred taxes for applicable foreign withholding associated with the expected remittance. The Company may continue to reinvest other foreign earnings outside of the United States. For those earnings, if any, that remain indefinitely reinvested, additional taxes would be recognized upon repatriation. Determination of the amount of any unrecognized deferred income tax liability related to such earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of March 31, 2026 and December 31, 2025, the Company has outstanding senior notes issued by DCL, which are guaranteed by the Company, Scripps Networks, and DGH; senior notes issued by DGH, which are guaranteed by the Company, Scripps Networks, and DCL; senior notes issued by the legacy WarnerMedia Business (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL, Scripps Networks, and DGH are wholly owned by the Company.

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

	March 31, 2026	December 31, 2025
Current assets	$465	$914
Non-guarantor intercompany trade receivables, net	109	78
Noncurrent assets	3,897	3,951
Current liabilities	5,098	1,072
Noncurrent liabilities	32,181	33,733

Three Months Ended March 31, 2026
Revenues	$413
Operating loss	(3,021)
Net loss	(3,425)
Net loss available to Warner Bros. Discovery, Inc.	(3,425)
MATERIAL CASH REQUIREMENTS FROM KNOWN CONTRACTUAL AND OTHER OBLIGATIONS
In the normal course of business, we enter into commitments for the purchase of goods or services that require us to make payments or provide funding in the event certain circumstances occur. Our contractual commitments have not materially changed as set forth in “Material Cash Requirements from Known Contractual and Other Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, we enter into transactions with related parties, such as our equity method investees, entities that share common directorship, or minority partners of consolidated subsidiaries. (See Note 14 to the accompanying consolidated financial statements.)
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed since December 31, 2025. For a discussion of each of our critical accounting estimates, including information and analysis of estimates and assumptions involved in their application, see “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the three months ended March 31, 2026. (See Note 1 to the accompanying consolidated financial statements.)

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
•the occurrence of any event, change or other circumstance that could give rise to the termination of the PSKY Merger, including the risk that the necessary regulatory approvals for the PSKY Merger may not be obtained or are obtained subject to unanticipated conditions;
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
•theft of our content and unauthorized duplication, distribution and exhibition of such content; and
•general economic and business conditions, fluctuations in foreign currency exchange rates, global events such as pandemics, natural disasters impacting the geographic areas where our businesses and operations are located, and political uncertainty, armed conflict, or unrest in the markets in which we operate.
Forward-looking statements are subject to various risks and uncertainties which change over time, are based on management’s expectations and assumptions at the time the statements are made and are not guarantees of future results.
These risks have the potential to impact the recoverability of the assets recorded on our balance sheets, including goodwill and other intangibles. Management’s expectations and assumptions, and the continued validity of any forward-looking statements we make, cannot be foreseen with certainty and are subject to change due to a broad range of factors affecting the U.S. and global economies and regulatory environments, factors specific to the Company, and other factors described under Part I, Item 1A, “Risk Factors,” in our 2025 Form 10-K. These forward-looking statements and such risks, uncertainties, and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions, or circumstances on which any such statement is based.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and qualitative disclosures about our existing market risk are set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Form 10-K. Our exposures to market risk have not materially changed since December 31, 2025.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PSKY Complaint. On January 12, 2026, PSKY filed a complaint in the Delaware Court of Chancery against our board of directors (and our Chair Emeritus, Dr. Malone) and the Company. The suit asserted a claim for breach of fiduciary duty against the directors, alleging that our board of directors failed to disclose material information in both the Solicitation/Recommendation Statement on Schedule 14D-9, filed on December 17, 2025, and the amendment to that Schedule 14D-9, filed on January 7, 2026. PSKY also requested that the court expedite the case in light of the then-current expiration date of PSKY’s tender offer on January 21, 2026. On January 15, 2026, the Delaware Court of Chancery denied PSKY’s request for expedition, stating that PSKY failed to demonstrate that it would suffer any irreparable harm in its capacity as a stockholder of the Company if the litigation was not expedited, among other reasons. On February 2, 2026, the Company moved to dismiss the complaint. Pursuant to the PSKY Merger Agreement, PSKY filed a voluntary notice of dismissal with prejudice with respect to the complaint, and the court dismissed the case on March 2, 2026.
Securities Class Action. On November 25, 2024, a securities class action complaint was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF). The complaint named WBD, Gunnar Wiedenfels, and David M. Zaslav as defendants and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On February 21, 2025, the court appointed co-lead plaintiffs (Anthony Yuson and Michael Steinberg) and co-lead counsel (Pomerantz LLP and The Rosen Law Firm, P.A.) to represent the putative class. On May 7, 2025, the lead plaintiffs filed a First Amended Complaint against WBD, Gunnar Wiedenfels, and David M. Zaslav. The First Amended Complaint generally alleges that, between February 23, 2024 and August 7, 2024, defendants made false and misleading statements in SEC filings and other public disclosures relating to WBD’s negotiations with the National Basketball Association (“NBA”) concerning its contractual rights to broadcast the NBA’s content and the potential impact of a failure to renew the contract on its business, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, and seeks damages and other relief. The defendants moved to dismiss on July 11, 2025, which the court granted without leave to amend on March 30, 2026.
Consolidated Derivative Action. Between December 20, 2024 and January 14, 2025, four stockholder derivative complaints were filed in the United States District Court for the Southern District of New York (Roy v. Zaslav et al., No. 1:24-cv-09856-AT, Hollin v. Zaslav et al., No. 1:24-cv-09885-AT, KO v. Zaslav et al., No. 1:25-cv-00114-AT, and Herman, III v. Chen et al., No. 1:25-cv-00352-AT). Each complaint names certain current and former directors and officers of WBD as defendants and WBD as nominal defendant, and each complaint seeks damages and other relief. The complaints generally assert claims against the defendants, derivatively on behalf of WBD, for alleged breaches of fiduciary duty based on the same facts alleged in the Collura securities case described above. The complaints assert various common law causes of action, including breach of fiduciary duties, aiding and abetting breach of fiduciary duties, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets, as well claims for violations of Sections 14(a), 10(b), and 21D of the Exchange Act. On January 21, 2025, the court consolidated the four actions for all purposes under Case No. 1:24-cv-09856-AT, captioned as In re Warner Bros. Discovery, Inc. Derivative Litigation (the “Consolidated Derivative Action”). On February 19, 2025, the Court stayed the Consolidated Derivative Action pending resolution of a final decision on all motions to dismiss the operative complaint in the Collura securities action.

Individual Stockholder Action. On April 2, 2026, an individual action was filed in the Supreme Court of the State of New York, County of Richmond (Nicosia v. Di Piazza, Jr., et al., Index No. 150851/2026). The complaint was brought by a purported stockholder of WBD and it named as defendants WBD, members of the WBD board of directors, and PSKY. The complaint alleged that the proxy statement disseminated to WBD stockholders in connection with the proposed transaction with PSKY contains materially false and misleading statements and omissions concerning, among other things, the alleged personal financial benefits of WBD’s directors and officers, the alleged conflicts of WBD’s financial advisors, and the process underlying and valuation of the proposed transaction. Following the issuance of certain supplemental disclosures via Form DEFA14A on April 16, 2026, the plaintiff voluntarily dismissed the litigation with prejudice on April 20, 2026.
Nokia Litigation. Over the past several years, Nokia Corporation and Nokia Technologies Oy (collectively, “Nokia”) have alleged that WBD is infringing on their portfolio of patents related to the delivery of streaming video. On November 1, 2025, Nokia brought suit against WBD in certain jurisdictions, and WBD and Dplay Entertainment Limited brought suit in other jurisdictions, and filed a rate-setting proceeding in the High Court of Justice of England and Wales (the “Court”) against Nokia seeking a determination of a reasonable and non-discriminatory (“RAND”) royalty rate for a global license to certain Nokia patents, including standard-essential patents related to the H.264/AVC and H.265/HEVC standards and other non-essential multimedia patents. The Court is scheduled to hold a hearing in May 2026 to determine the amount of an interim payment that WBD will be required to make to Nokia during the pendency of the litigation, which may include refundable and non-refundable components, and trial is currently scheduled for late 2026. As of March 31, 2026, the Company recorded an immaterial liability related to this matter. The amount of any adjustment to this liability as an outcome from the rate-setting process cannot be reasonably estimated.
ITEM 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, and cash flows as set forth under Part I, Item 1A “Risk Factors” of the Company’s 2025 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position, and cash flows.
ITEM 5. Other Information
Disclosure of Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any director or officer of the Company has adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended March 31, 2026, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Priya Aiyar, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement on March 13, 2026. This trading arrangement has a termination date of June 30, 2027. Under the trading arrangement, up to (i) 465,338 shares of common stock issuable upon vesting of restricted stock units granted on March 3, 2025 and March 17, 2025, (ii) 43,630 shares of common stock issuable upon vesting of performance restricted stock units granted on March 3, 2025 and (iii) 77,243 shares of common stock issuable upon the exercise of options expiring on March 3, 2032, for an aggregate of 586,211 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Bruce Campbell, Chief Revenue and Strategy Officer, adopted a Rule 10b5-1 trading arrangement on March 10, 2026. This trading arrangement has a termination date of August 31, 2027. Under the trading arrangement, up to (i) 143,730 shares of common stock issuable upon vesting of restricted stock units granted on various dates between March 1, 2024 and August 15, 2025, (ii) 798,296 shares of common stock issuable upon vesting of performance restricted stock units granted on March 1, 2024 and March 3, 2025 and (iii) 290,307 shares of common stock issuable upon the exercise of options expiring on various dates between March 1, 2031 and August 15, 2032, for an aggregate of 1,232,333 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Gunnar Wiedenfels, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on March 9, 2026. This trading arrangement has a termination date of April 30, 2027. Under the trading arrangement, up to (i) 134,953 shares of common stock issuable upon vesting of restricted stock units granted on March 1, 2024 and March 3, 2025, (ii) 769,855 shares of common stock issuable upon vesting of performance restricted stock units granted on March 1, 2024 and March 3, 2025 and (iii) 258,691 shares of common stock issuable upon the exercise of options expiring on March 1, 2031 and March 3, 2032, for an aggregate of 1,163,499 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.

David Zaslav, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on March 12, 2026. This trading arrangement has a termination date of August 14, 2026. Under the trading arrangement, up to (i) 392,693 shares of common stock issuable upon vesting of restricted stock units granted on January 5, 2026 and (ii) 4,179,755 shares of common stock issuable upon the exercise of options expiring on June 12, 2032, for an aggregate of 4,572,448 shares of common stock, are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
The shares of common stock available for sale under the applicable trading arrangement upon vesting of performance restricted stock units have been estimated at target performance except in the case of certain performance restricted stock units granted on March 1, 2024 for which performance has already been certified by the Compensation Committee of the Board. For awards that have been estimated at target performance, the actual number of performance restricted stock units that vest following the end of the applicable performance period, if any, depends on the relative achievement of the applicable performance metrics. For more information on the performance restricted stock units, see the Company’s definitive proxy statement for its 2026 annual meeting of stockholders filed on April 30, 2026.

ITEM 6. Exhibits.

Exhibit No.	Description

2.1
Amended and Restated Agreement and Plan of Merger, dated January 19, 2026, among Warner Bros. Discovery, Inc., Netflix, Inc., Nightingale Sub, Inc., and New Topco 25, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 20, 2026 ((SEC File No. 001-34177)) (1)

2.2
Agreement and Plan of Merger, dated February 27, 2026, among Warner Bros. Discovery, Inc., Paramount Skydance Corporation and Prince Sub Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on February 27, 2026 (SEC File No. 001-34177))

10.1
Amendment No. 1 to Bridge Loan Agreement, dated as of February 18, 2026, among Discovery Global Holdings, Inc. (f/k/a WarnerMedia Holdings, Inc.), Warner Bros. Discovery, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as collateral and administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 18, 2026 (SEC File No. 001-34177)) (2)

10.2	Warner Bros. Discovery, Inc. 2026 Incentive Compensation Program (filed herewith) *

10.3
Form of David Zaslav Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit (e)(69) to Amendment No. 3 to the Schedule 14D-9 filed on January 7, 2026 (SEC File No. 005-84211)) *

10.4	Form of David Zaslav RSU Grant Agreement (incorporated by reference to Exhibit (e)(70) to Amendment No. 3 to the Schedule 14D-9 filed on January 7, 2026 (SEC File No. 005-84211)) *

10.5
Guarantee, dated as of February 27, 2026, by and among The Lawrence J. Ellison Revocable Trust, u/a/d 1/22/88, as amended, Lawrence J. Ellison and Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 27, 2026 (SEC File No. 001-34177))

10.6
Tax Reimbursement Agreement between David Zaslav and Warner Bros. Discovery, Inc., dated March 10, 2026. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 16, 2026 (SEC File No. 001-34177)) *

10.7	Form of Warner Bros. Discovery, Inc. 2026 Annual Performance Restricted Stock Unit Grant Agreement for David Zaslav (filed herewith) *

10.8	Form of Warner Bros. Discovery, Inc. Performance Restricted Stock Unit Agreement for Employees updated as of February 2026 (filed herewith) *

10.9	Form of Warner Bros. Discovery, Inc. Restricted Stock Unit Grant Agreement for Employees updated as of February 2026 (filed herewith) *

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-K filed on February 27, 2026 (File No. 001-34177))

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
(1) Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
(2) Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
* Indicates management contract or compensatory plan, contract or arrangement.
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: May 6, 2026	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: May 6, 2026	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer