Form 10-Q
period 2026-06-30
Warner Bros. Discovery, Inc.
filed 2026-08-06
CIK 1437107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares outstanding of each class of the Registrant’s common stock as of July 23, 2026:

Series A Common Stock, par value $0.01 per share	2,510,703,314

WARNER BROS. DISCOVERY, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements.
WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Distribution	$4,950	$4,885	$9,856	$9,771
Advertising	1,724	2,216	3,571	4,196
Content	1,828	2,471	3,715	4,337
Other	215	240	468	487
Total revenues	8,717	9,812	17,610	18,791
Costs and expenses:
Costs of revenues, excluding depreciation and amortization	4,621	5,967	9,264	11,098
Selling, general and administrative	2,564	2,477	5,039	4,671
Netflix Termination Fee (See Note 1)	—	—	2,800	—
Depreciation and amortization	1,159	1,447	2,385	2,994
Restructuring and other charges	113	80	317	134
Impairments and loss on dispositions	23	26	37	116
Total costs and expenses	8,480	9,997	19,842	19,013
Operating income (loss)	237	(185)	(2,232)	(222)
Interest expense, net	(511)	(463)	(1,092)	(931)
(Loss) gain on extinguishment of debt, net	(75)	2,958	(102)	2,954
Income (loss) from equity investees, net	28	5	23	(2)
Other income, net	50	139	12	221
(Loss) income before income taxes	(271)	2,454	(3,391)	2,020
Income tax benefit (expense)	433	(866)	647	(881)
Net income (loss)	162	1,588	(2,744)	1,139
Net income attributable to noncontrolling interests	(13)	(7)	(23)	(15)
Net (income) loss attributable to redeemable noncontrolling interests	—	(1)	—	3
Net income (loss) available to Warner Bros. Discovery, Inc.	$149	$1,580	$(2,767)	$1,127
Net income (loss) per share available to Warner Bros. Discovery, Inc. Series A common stockholders:
Basic	$0.06	$0.64	$(1.11)	$0.46
Diluted	$0.06	$0.63	$(1.11)	$0.45
Weighted average shares outstanding:
Basic	2,511	2,477	2,501	2,469
Diluted	2,575	2,499	2,501	2,500

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$162	$1,588	$(2,744)	$1,139
Other comprehensive income (loss):
Currency translation, net of income tax benefit (expense) of $4, $(11), $(10), and $(101)	(46)	444	(264)	675
Pension plan and SERP liability, net of income tax benefit of $—, $—, $2, and $—	—	—	2	—
Derivatives
Change in net unrealized (losses) gains	(8)	20	(34)	29
Less: Reclassification adjustment for net losses (gains) included in net income	8	5	15	(8)
Net change, net of income tax benefit (expense) of $1, $(9), $6, and $(10)	—	25	(19)	21
Comprehensive income (loss)	116	2,057	(3,025)	1,835
Comprehensive income attributable to noncontrolling interests	(13)	(9)	(22)	(20)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	—	(1)	—	3
Comprehensive income (loss) attributable to Warner Bros. Discovery, Inc.	$103	$2,047	$(3,047)	$1,818

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except par value)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,369	$4,566
Receivables, net	4,952	5,294
Prepaid expenses and other current assets	4,218	3,346
Total current assets	12,539	13,206
Film and television content rights and games	19,245	19,114
Property and equipment, net	6,652	6,685
Goodwill	25,861	25,933
Intangible assets, net	25,922	27,764
Other noncurrent assets	7,029	7,383
Total assets	$97,248	$100,085
Liabilities and equity
Current liabilities:
Accounts payable	$1,060	$1,093
Accrued liabilities	12,076	9,626
Deferred revenues	1,514	1,642
Current portion of debt	1,493	139
Total current liabilities	16,143	12,500
Noncurrent portion of debt	30,530	32,428
Deferred income taxes	5,579	6,383
Other noncurrent liabilities	11,001	11,608
Total liabilities	63,253	62,919
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interests	—	19
Warner Bros. Discovery, Inc. stockholders’ equity:
Series A common stock: $0.01 par value; 10,800 and 10,800 shares authorized; 2,738 and 2,710 shares issued; and 2,508 and 2,480 shares outstanding	27	27
Preferred stock: $0.01 par value; 1,200 and 1,200 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	56,022	56,055
Treasury stock, at cost: 230 and 230 shares	(8,244)	(8,244)
Accumulated deficit	(14,279)	(11,512)
Accumulated other comprehensive loss	(688)	(407)
Total Warner Bros. Discovery, Inc. stockholders’ equity	32,838	35,919
Noncontrolling interests	1,157	1,228
Total equity	33,995	37,147
Total liabilities and equity	$97,248	$100,085

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net (loss) income	$(2,744)	$1,139
Adjustments to reconcile net income to cash provided by operating activities:
Content rights amortization and impairment	5,088	6,851
Depreciation and amortization	2,385	2,994
Deferred income taxes	(812)	(471)
Share-based compensation expense	342	298
Loss (gain) on extinguishment of debt	102	(2,954)
Impairments and loss on dispositions	37	116
Netflix Termination Fee accrual (See Note 1)	2,800	—
Other, net	42	(85)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	278	(460)
Film and television content rights, games, and production payables, net	(5,527)	(6,314)
Accounts payable, accrued liabilities, deferred revenues and other noncurrent liabilities	(833)	(141)
Foreign currency, prepaid expenses and other assets, net	(518)	563
Cash provided by operating activities	640	1,536
Investing Activities
Purchases of property and equipment	(544)	(532)
Proceeds from sales of investments	9	54
Investments in and advances to equity investees	(25)	(26)
Proceeds from asset dispositions	—	66
Other investing activities, net	61	7
Cash used in investing activities	(499)	(431)
Financing Activities
Principal repayments of debt, including premiums and discounts to par value	(15,373)	(20,403)
Borrowings from debt, net of discount and issuance costs	14,781	18,303
Distributions to noncontrolling interests and redeemable noncontrolling interests	(144)	(174)
Proceeds from the formation of music catalog joint venture	—	601
Borrowings under commercial paper program and revolving credit facility	1,261	3,551
Repayments under commercial paper program and revolving credit facility	(1,261)	(3,551)
Principal repayments of finance and other lease obligations	(120)	(101)
Cash paid to settle share-based awards, net	(451)	(117)
Other financing activities, net	34	5
Cash used in financing activities	(1,273)	(1,886)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(65)	256
Net change in cash, cash equivalents, and restricted cash	(1,197)	(525)
Cash, cash equivalents, and restricted cash, beginning of period	4,570	5,416
Cash, cash equivalents, and restricted cash, end of period	$3,373	$4,891

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2025	2,710	$27	$56,055	$(8,244)	$(11,512)	$(407)	$35,919	$1,228	$37,147
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(2,916)	—	(2,916)	10	(2,906)
Other comprehensive loss	—	—	—	—	—	(235)	(235)	(1)	(236)
Net share-based plan activity	27	—	(187)	—	—	—	(187)	—	(187)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	19	19
March 31, 2026	2,737	$27	$55,865	$(8,244)	$(14,428)	$(642)	$32,578	$1,129	$33,707
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	149	—	149	13	162
Other comprehensive loss	—	—	—	—	—	(46)	(46)	—	(46)
Net share-based plan activity	1	—	157	—	—	—	157	—	157
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)
Contribution to joint venture	—	—	—	—	—	—	—	29	29
June 30, 2026	2,738	$27	$56,022	$(8,244)	$(14,279)	$(688)	$32,838	$1,157	$33,995

The accompanying notes are an integral part of these consolidated financial statements.

WARNER BROS. DISCOVERY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Warner Bros. Discovery, Inc. Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Warner Bros. Discovery, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Par Value
December 31, 2024	2,684	$27	$55,560	$(8,244)	$(12,239)	$(1,067)	$34,037	$792	$34,829
Net (loss) income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	(453)	—	(453)	8	(445)
Other comprehensive income	—	—	—	—	—	227	227	3	230
Net share-based plan activity	19	—	41	—	—	—	41	—	41
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(147)	(147)
Redeemable noncontrolling interest adjustments to redemption value	—	—	(3)	—	—	—	(3)	—	(3)
Reclassification associated with the expiration of put rights	—	—	—	—	—	—	—	74	74
Formation of music catalog joint venture	—	—	(13)	—	—	—	(13)	582	569
March 31, 2025	2,703	$27	$55,585	$(8,244)	$(12,692)	$(840)	$33,836	$1,312	$35,148
Net income available to Warner Bros. Discovery, Inc. and attributable to noncontrolling interests	—	—	—	—	1,580	—	1,580	7	1,587
Other comprehensive income	—	—	—	—	—	469	469	2	471
Net share-based plan activity	2	—	164	—	—	—	164	—	164
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Tax gain on formation of music catalog joint venture	—	—	—	—	—	—	—	(31)	(31)
June 30, 2025	2,705	$27	$55,749	$(8,244)	$(11,112)	$(371)	$36,049	$1,274	$37,323

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
Following the board of directors’ determination that it had received a “Company Superior Proposal,” as defined in the Netflix Merger Agreement, from Paramount Skydance Corporation (“PSKY”) and Netflix’s waiver of its right to propose revisions to the Netflix Merger Agreement, on February 27, 2026, in accordance with the terms of the Netflix Merger Agreement, the Company terminated the Netflix Merger Agreement in connection with entering into the PSKY Merger Agreement (as defined below). As a result of the termination of the Netflix Merger Agreement, PSKY, on behalf of the Company, paid Netflix a termination fee of $2.8 billion in cash (the “Netflix Termination Fee”) as required by the terms of the Netflix Merger Agreement. In the first quarter of 2026, the Company recorded an expense for the Netflix Termination Fee in the consolidated statements of operations. The amount paid by PSKY is reimbursable by the Company to PSKY in certain circumstances in the event the PSKY Merger Agreement is terminated and has been recorded in accrued liabilities in the consolidated balance sheets.
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
On April 23, 2026, WBD stockholders approved the adoption of the PSKY Merger Agreement. In July 2026, two lawsuits were filed in the United States District Court for the Northern District of California by a coalition of twelve state attorneys general and the Writers Guild of America West and Writers Guild of America East seeking to block the PSKY Merger, alleging the transaction would violate Section 7 of the Clayton Act by reducing competition in key markets. On July 24, 2026, defendants agreed not to complete the PSKY Merger until the earlier of (i) five days after the merits determination in these matters or (ii) June 1, 2027. (See Note 15.) The outcome of such litigation is uncertain and could prevent the completion of the PSKY Merger.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The PSKY Merger Agreement contains certain customary termination rights for WBD and PSKY, including, without limitation, a right for either party to terminate if the PSKY Merger is not completed on or before March 4, 2027, subject to an extension to June 4, 2027 in certain circumstances as specified in the PSKY Merger Agreement. Termination under specified circumstances will require WBD to pay PSKY a termination fee of $3.0 billion and reimburse PSKY for (i) any payment made by PSKY, which will in no event be more than $1,528 million, in connection with WBD’s obligation to complete the Junior Lien Exchange Offer (as defined below) by March 4, 2027 and (ii) the Netflix Termination Fee, or PSKY to pay WBD a termination fee of $7.0 billion. Additionally, the PSKY Merger Agreement provides for customary pre-closing covenants of WBD, including covenants relating to conducting its business in the ordinary course consistent with past practice and to refrain from taking certain actions without PSKY’s consent.
Reportable Segments
As of June 30, 2026, we classified our operations in three reportable segments:
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
Accounting and Reporting Pronouncements Adopted
Credit Losses
In July 2025, the Financial Accounting Standards Board (“FASB”) issued guidance which provides a practical expedient to simplify the estimation of expected credit losses by assuming that current conditions as of the balance sheet do not change for the remaining life of the asset. This guidance is effective for interim and annual periods beginning after December 15, 2025, and the standard is to be applied prospectively. The Company elected not to apply the practical expedient in its expected credit losses calculation, therefore, there was no impact on its consolidated financial statements.

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
During the six months ended June 30, 2026, the Company performed goodwill and intangible assets impairment monitoring procedures for all of its reporting units and identified no indicators of impairment.
The Company continues to monitor its reporting units for triggers that could impact the recoverability of goodwill. Long-term trends and risks the Company is monitoring in its ongoing assessment include, but are not limited to, the following:
•uncertainty related to the PSKY Merger;
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
Restructuring and other charges by reportable segments and corporate and inter-segment eliminations were as follows (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Streaming	$18	$7	$44	$19
Studios	14	(1)	23	(6)
Global Linear Networks	33	25	75	41
Corporate and inter-segment eliminations	48	49	175	80
Total restructuring and other charges	$113	$80	$317	$134
During the three and six months ended June 30, 2026, restructuring and other charges were primarily related to organization restructuring costs, employee retention, and consulting fees related to the previously announced Separation Transaction and the PSKY Merger. During the three and six months ended June 30, 2025, restructuring and other charges were primarily related to organization restructuring costs and consulting fees.
Changes in restructuring liabilities recorded in accounts payable, accrued liabilities, and other noncurrent liabilities by major category and by reportable segment and corporate were as follows (in millions).

	Streaming	Studios	Global Linear Networks	Corporate	Total
December 31, 2025	$23	$58	$69	$127	$277
Contract termination accruals, net	—	—	—	12	12
Employee termination accruals, net	2	9	11	(2)	20
Employee retention, net	31	20	63	63	177
Consulting fees and other accruals and adjustments	11	(6)	1	102	108
Cash paid	(28)	(14)	(50)	(197)	(289)
June 30, 2026	$39	$67	$94	$105	$305
NOTE 4. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source (in millions).

	Three Months Ended June 30, 2026
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,689	$4	$2,265	$(8)	$4,950
Advertising	306	—	1,429	(11)	1,724
Content	84	2,125	261	(642)	1,828
Other	—	199	36	(20)	215
Total	$3,079	$2,328	$3,991	$(681)	$8,717

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$2,410	$1	$2,477	$(3)	$4,885
Advertising	282	—	1,953	(19)	2,216
Content	102	3,591	287	(1,509)	2,471
Other	(1)	209	86	(54)	240
Total	$2,793	$3,801	$4,803	$(1,585)	$9,812

	Six Months Ended June 30, 2026
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$5,222	$5	$4,638	$(9)	$9,856
Advertising	590	—	2,999	(18)	3,571
Content	152	5,059	607	(2,103)	3,715
Other	2	389	124	(47)	468
Total	$5,966	$5,453	$8,368	$(2,177)	$17,610

	Six Months Ended June 30, 2025
	Streaming	Studios	Global Linear Networks	Corporate and Inter-segment Eliminations	Total
Revenues:
Distribution	$4,739	$2	$5,035	$(5)	$9,771
Advertising	519	1	3,711	(35)	4,196
Content	190	5,730	667	(2,250)	4,337
Other	1	382	164	(60)	487
Total	$5,449	$6,115	$9,577	$(2,350)	$18,791
Contract Liabilities and Contract Assets
The following table presents contract liabilities on the consolidated balance sheets (in millions).

Category	Balance Sheet Location	June 30, 2026	December 31, 2025
Contract liabilities	Deferred revenues	$1,514	$1,642
Contract liabilities	Other noncurrent liabilities	342	355
For the six months ended June 30, 2026 and 2025, respectively, revenues of $1,135 million and $1,003 million were recognized that were included in deferred revenues as of December 31, 2025 and December 31, 2024, respectively. Contract assets were not material as of June 30, 2026 and December 31, 2025.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Remaining Performance Obligations
The following table presents a summary of revenue expected to be recognized from remaining performance obligations by contract type (in millions).

Contract Type	June 30, 2026	Duration
Distribution - fixed price or minimum guarantee	$2,657	Through 2030
Content licensing and sports sublicensing	4,714	Through 2032
Brand licensing	4,688	Through 2062
Advertising	873	Through 2032
Other	126	Through 2029
Total	$13,058
The value of unsatisfied performance obligations disclosed above does not include: (i) variable consideration for which revenues are recognized in accordance with the sales or usage-based royalty exception, which typically have a similar duration as the contracts disclosed above, and (ii) contracts with an original expected length of one year or less, such as most advertising contracts; however for content licensing revenues, including revenues associated with the licensing of theatrical and television product for television, streaming services, and games, the Company has included all contracts regardless of duration.
NOTE 5. SALES OF RECEIVABLES
Revolving Receivables Program
During three months ended June 30, 2026, the Company amended its revolving receivables program to reduce the facility limit to $4,000 million and extend the program to June 2027. The outstanding portfolio of receivables derecognized from our consolidated balance sheet was $3,900 million and $3,700 million as of June 30, 2026 and December 31, 2025, respectively.
The Company recognized $34 million and $54 million for the three and six months ended June 30, 2026, respectively, and $56 million and $92 million for the three and six months ended June 30, 2025, respectively, in selling, general and administrative expenses in the consolidated statements of operations from the revolving receivables program (net of non-designated derivatives). (See Note 9.)
The following table presents a summary of receivables sold (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross receivables sold/cash proceeds received	$3,732	$3,991	$7,177	$8,222
Collections reinvested under revolving receivables program	(3,682)	(4,240)	(6,977)	(8,360)
Net cash proceeds received (remitted)	$50	$(249)	$200	$(138)
Net receivables sold	$3,718	$3,985	$7,134	$8,190
Obligations recorded (Level 3)	$86	$97	$153	$200
The following table presents a summary of the amounts transferred or pledged, which were held at the Company’s bankruptcy-remote consolidated subsidiary (in millions).

	June 30, 2026	December 31, 2025
Gross receivables pledged as collateral	$2,238	$2,632
Balance sheet classification:
Receivables, net	$1,804	$2,230
Other noncurrent assets	$434	$402

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounts Receivable Factoring
No amounts were sold under the Company’s factoring arrangement for the six months ended June 30, 2026. Total trade accounts receivable sold under the Company’s factoring arrangement was $102 million for the six months ended June 30, 2025. The impact to the consolidated statements of operations was immaterial for the three and six months ended June 30, 2026 and 2025. This accounts receivable factoring agreement is separate and distinct from the revolving receivables program.
NOTE 6. CONTENT RIGHTS
For purposes of amortization and impairment, capitalized production costs are grouped based on their predominant monetization strategy: individually or as a group. Live programming includes licensed sports rights and related advances. The tables below present the components of content rights (in millions).

	June 30, 2026
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$3,061	$6,295	$9,356
Completed and not released	950	326	1,276
In production and other	2,092	1,837	3,929
Total production costs	$6,103	$8,458	$14,561
Licensed content, live programming, and advances, net			4,800
Game development costs, less amortization			351
Total film and television content rights and games			19,712
Less: Current content rights and prepaid license fees, net			(467)
Total noncurrent film and television content rights and games			$19,245

	December 31, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Production costs:
Released, less amortization	$3,006	$5,686	$8,692
Completed and not released	1,109	521	1,630
In production and other	1,782	2,544	4,326
Total production costs	$5,897	$8,751	$14,648
Licensed content, live programming, and advances, net			4,478
Game development costs, less amortization			310
Total film and television content rights and games			19,436
Less: Current content rights and prepaid license fees, net			(322)
Total noncurrent film and television content rights and games			$19,114
Content amortization consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Predominantly monetized individually	$582	$645	$982	$1,225
Predominantly monetized as a group	1,933	3,033	3,990	5,563
Total content amortization	$2,515	$3,678	$4,972	$6,788

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Content expense includes amortization, impairments, and development expense and is generally a component of costs of revenues on the consolidated statements of operations. Content impairments were $74 million and $116 million, respectively, for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, content impairments were $28 million and $63 million, respectively.
NOTE 7. INVESTMENTS
The Company’s equity investments consisted of the following (in millions).

Category	Balance Sheet Location	Ownership	June 30, 2026	December 31, 2025
Equity method investments:
The Chernin Group (TCG) 2.0-A, LP	Other noncurrent assets	44%	$299	$276
nC+	Other noncurrent assets	32%	140	153
Other	Other noncurrent assets		254	268
Total equity method investments			693	697

Investments without readily determinable fair values	Other noncurrent assets(a)		313	348
Total investments			$1,006	$1,045
(a) Investments without readily determinable fair values included $42 million and $17 million as of June 30, 2026 and December 31, 2025, respectively, that was recorded in prepaid expenses and other current assets.
Equity Method Investments
Certain of the Company’s other equity method investments are VIEs, for which the Company is not the primary beneficiary. As of June 30, 2026, the Company’s maximum exposure for all of its unconsolidated VIEs, including the investment carrying values and unfunded contractual commitments made on behalf of VIEs, was approximately $487 million. The Company’s maximum estimated exposure excludes the non-contractual future funding of VIEs. The aggregate carrying values of these VIE investments were $477 million and $481 million as of June 30, 2026 and December 31, 2025, respectively. VIE gains and losses are recorded in income (loss) from equity investees, net on the consolidated statements of operations, and were not material for the three and six months ended June 30, 2026 and 2025.
Joint Venture
In January 2025, the Company contributed a 70% interest in its music catalog to a joint venture with Cutting Edge Group in exchange for net proceeds of $601 million. In the first quarter of 2026, Cutting Edge Group received an additional 9% economic interest in the joint venture based on the results of certain operational metrics. The Company retained a controlling financial interest and consolidated the joint venture as a VIE. The Company has determined that it is the primary beneficiary of the joint venture as the Company has certain operational rights that significantly impact the economic performance of the business including exploitation of the catalog works and selection of the administrator. As the primary beneficiary, the Company includes the joint venture assets, liabilities and results of operations in the Company's consolidated financial statements. As of June 30, 2026, the carrying amounts of assets and liabilities of the consolidated VIE were not material.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8. DEBT
The table below presents the components of outstanding debt (in millions).

	Weighted-Average Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Bridge loan	—%	$—	$15,000
Term loans with maturities of 7 years	5.95%	14,708	—
Senior notes with maturities of 5 years or less	3.92%	6,543	6,659
Senior notes with maturities between 5 and 10 years	4.35%	3,480	3,509
Senior notes with maturities greater than 10 years	5.17%	7,671	7,677
Total debt		32,402	32,845
Unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting, net		(379)	(278)
Debt, net of unamortized discount, premium, debt issuance costs, and fair value adjustments for acquisition accounting		32,023	32,567
Current portion of debt		(1,493)	(139)
Noncurrent portion of debt		$30,530	$32,428
On June 4, 2026, Discovery Global Holdings, Inc. (“DGH”) (formerly WarnerMedia Holdings, Inc.), a wholly-owned subsidiary of the Company, entered into that certain First Lien Credit Agreement (the “First Lien Credit Agreement”) among the Company, as holdco, DGH, as parent borrower, the designated subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. (“JPM”), as U.S. administrative agent and collateral agent, and J.P. Morgan SE, as non-U.S. administrative agent. The First Lien Credit Agreement provides for (i) 7-year $13,000 million U.S. dollar-denominated term loans (the “Initial Dollar Term Loans”) and (ii) 7-year €1,717 million Euro-denominated term loans (the “Initial Euro Term Loans” and, together with the Initial Dollar Term Loans, the “Initial Term Loans”).
On June 4, 2026, DGH borrowed the Initial Term Loans and used the net proceeds thereof, together with cash on the balance sheet, to repay in full $15,000 million of outstanding loans under the Bridge Loan Agreement (as defined below), as amended by Amendment No. 1 (as defined below).
The Initial Dollar Term Loans bear interest, at DGH’s option, at (x) Term SOFR (as defined in the First Lien Credit Agreement) plus 2.50% per annum or (y) the Base Rate (as defined in the First Lien Credit Agreement) plus 1.50% per annum. The Initial Euro Term Loans bear interest at the EURIBOR Screen Rate (as defined in the First Lien Credit Agreement) plus 2.50% per annum. The Initial Term Loans mature on June 4, 2033, and the Initial Dollar Term Loans also amortize at 1.00% per annum (payable quarterly). The obligations of DGH under the First Lien Credit Agreement are (i) secured by a lien on substantially all of the assets of the Company, DGH and certain wholly-owned domestic subsidiaries of the Company, subject to certain exceptions, and on a pari passu basis with the Company’s existing revolving credit facility and (ii) guaranteed by the Company and certain of its wholly-owned domestic subsidiaries.
The First Lien Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Negative covenants include, among others, covenants that restrict the ability of the Company and certain of its subsidiaries to engage in mergers, consolidations and asset sales, incur debt and liens, enter into transactions with affiliates, enter into burdensome agreements, pay dividends and certain other restricted payments and make certain restricted investments, in each case, as set forth in the First Lien Credit Agreement and subject to certain thresholds and exceptions. The First Lien Credit Agreement does not contain any financial maintenance covenant. The First Lien Credit Agreement also contains customary and other mandatory prepayments with respect to the Initial Term Loans. Upon the occurrence of certain significant corporate events (including a change of control, such as the consummation of the previously disclosed proposed acquisition of the Company by PSKY) or certain other customary events constituting an event of default under the First Lien Credit Agreement, all loans outstanding under the First Lien Credit Agreement (including accrued interest and fees payable thereunder) may be declared immediately due and payable.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 19, 2026, the Company’s wholly-owned subsidiaries, DGH and Discovery Communications, LLC (“DCL”, and together with DGH, the “Issuers”), commenced solicitations of consents (the “2026 Consent Solicitations”) from holders of certain series of their senior notes to adopt proposed amendments (the “Proposed Amendments”) to the indentures governing such notes (collectively, the “Existing WBD Indentures”) to, among other things, extend the deadline to commence the Junior Lien Exchange Offer and modify the terms of the future junior lien notes (as defined below) contemplated by the offer to purchase and consent solicitation statement, dated as of June 9, 2025, including, if the PSKY Merger is consummated, removal of certain covenants, changes to guarantees and collateral requirements, and removal of the requirement that the same principal amount of junior lien notes be issued in exchange for the applicable existing senior notes.
On May 19, 2026, in connection with the PSKY Merger, PSKY commenced (i) offers to purchase (the “PSKY Tender Offers”) for cash, upon the terms and subject to the conditions set forth in the related offer to purchase, certain notes issued by the Issuers of holders who validly deliver consents for such notes in the 2026 Consent Solicitations and (ii) offers to exchange (the “PSKY Exchange Offers”), upon the terms and subject to the conditions set forth in the related exchange offer memorandum, certain notes issued by the Issuers of holders who validly deliver consents for such notes in the 2026 Consent Solicitations (the “Existing Exchange Offer Notes”) for notes to be newly issued by PSKY with the same currency, maturity date, interest payment dates and interest rates (with certain exceptions) as the corresponding Existing Exchange Offer Notes. The settlement date for the PSKY Tender Offers and PSKY Exchange Offers will occur promptly after the applicable expiration date and on or promptly following the closing date of the PSKY Merger. The PSKY Tender Offers and PSKY Exchange Offers are being made solely by PSKY and are not being made by WBD or the Issuers, and are subject to certain conditions, including consummation of the PSKY Merger.
On May 27, 2026, the Company announced that the Issuers had received the required consents in the 2026 Consent Solicitations for the adoption of the Proposed Amendments to the Existing WBD Indentures and entered into supplemental indentures amending the Existing WBD Indentures. In accordance with the PSKY Merger Agreement, PSKY paid the consent payments in the 2026 Consent Solicitations and related fees and expenses on the Issuers’ behalf.
The Company repaid $250 million of aggregate principal amount outstanding of the Initial Term Loans during the three months ended June 30, 2026 and repaid in full at maturity $123 million of aggregate principal amounts outstanding of its senior notes due January and March 2026 during the three months ended March 31, 2026.
On February 18, 2026, DGH (the “Borrower”), together with JPMorgan Chase Bank, N.A., in its capacities as Administrative Agent and Collateral Agent, executed Amendment No. 1 (“Amendment No. 1”) to the Non-Investment Grade Leveraged Bridge Loan Agreement dated June 26, 2025 (the “Bridge Loan Agreement”). Amendment No. 1 extended the maturity of the Borrower’s outstanding bridge loans from the earlier of (i) December 30, 2026 and (ii) the completion of the previously proposed Separation Transaction to the earlier of (x) June 30, 2027 and (y) the date that the previously proposed Spin-Off (as defined in the Bridge Loan Agreement) occurs.
Under Amendment No. 1, all previously scheduled duration fees through June 30, 2026 remained unchanged, however, the duration fees payable on September 30, 2026 and December 31, 2026 were increased from 0.75% to 1.00% of the principal amount of outstanding loans on such dates. In addition, a new duration fee of 1.00% of the principal amount of outstanding loans would become payable on March 31, 2027.
Amendment No. 1 did not modify the mandatory prepayment provisions, guarantee structure, or collateral securing the bridge facility, all of which remained consistent with the Bridge Loan Agreement. The amendment also maintained the original representations and warranties, affirmative and negative covenants, events of default and continued to include no financial maintenance covenants.
During the three months ended June 30, 2025, the Company’s wholly-owned subsidiaries, DCL, DGH, Warner Media, LLC, and Historic TW Inc. (“TWI”), commenced cash tender offers to purchase (the “Tender Offers”) up to approximately $14.6 billion in aggregate purchase price of their outstanding notes and debentures. In conjunction with the Tender Offers, DCL, DGH and TWI also commenced solicitations of consents (the “Consent Solicitations”) from holders of substantially all of its outstanding notes and debentures to adopt certain proposed amendments to the indentures governing such notes and debentures, to, among other things, remove substantially all of the restrictive covenants and certain events of defaults under such indentures.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

To fund the Tender Offers and Consent Solicitations, as well as repay in full and terminate its $1,500 million 364-day senior unsecured term loan facility, the Company and DGH entered into the Bridge Loan Agreement. The obligations under the Bridge Loan Agreement were secured by a lien on substantially all of the personal property assets of the Company, DGH, and certain of its wholly owned domestic subsidiaries and were guaranteed by the Company and certain of its wholly-owned domestic subsidiaries. Borrowings under the Bridge Loan Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus (i) until December 30, 2025, 3.00% per annum, (ii) from December 31, 2025 until March 30, 2026, 3.50% per annum and (iii) from March 31, 2026 until the termination date of the Bridge Loan Agreement, 4.00%. Borrowings under the Bridge Loan Agreement, net of any prepayments, would become payable in full on the earlier of (i) December 30, 2026 and (ii) the date of the completion of the separation of the Company into two publicly traded companies. In addition, the Company would pay JPMorgan Chase Bank, N.A. as the administrative agent a duration fee equal to the applicable percentage of the aggregate principal amount of the loan outstanding on the following dates: on December 31, 2025, a fee rate of 0.30%; on each of March 31, 2026 and June 30, 2026, a fee rate of 0.50%; and on each of September 30, 2026 and December 31, 2026, a fee rate of 0.75%. On June 30, 2025, DGH drew $17.0 billion of the available amount under the Bridge Loan Agreement to finance the early settlement of the Tender Offers, Consent Solicitations, and the repayment in full and termination of its $1,500 million 364-day senior unsecured term loan facility, and the payment of fees and expenses therewith and for general corporate purposes. The Bridge Loan Agreement was expected to be refinanced prior to the separation of the Company into two publicly traded companies. The Bridge Loan Agreement contained customary representations and warranties, as well as affirmative and negative covenants. The Bridge Loan Agreement did not contain any financial maintenance covenant.
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
During the three months ended March 31, 2025, the Company repaid in full at maturity $2,165 million of aggregate principal amount outstanding of its senior notes due March 2025 and redeemed in full $1,500 million aggregate principal amount outstanding of its senior notes due March 2026. The redemption was funded with the proceeds of borrowings pursuant to a $1,500 million 364-day senior unsecured term loan credit facility.
We are obligated to cause certain of our subsidiaries to conduct one or more offers to exchange (collectively, the “Junior Lien Exchange Offer”) certain of the senior notes issued by DGH and DCL, as applicable, for new junior lien secured notes with the same economic terms (including denominations, interest rate, interest payment dates, maturity date and redemption provisions) to be issued by DGH or DCL, as applicable (the “junior lien notes”). On May 26, 2026, following receipt of the requisite consents in the 2026 Consent Solicitations, the Issuers entered into supplemental indentures to the Existing WBD Indentures to adopt the Proposed Amendments, which, among other things, extended the deadline to commence the Junior Lien Exchange Offer from December 30, 2026 to the End Date (as defined in the PSKY Merger Agreement), which is March 4, 2027 (as such date may be extended by the parties to the PSKY Merger Agreement), provided that if the PSKY Merger Agreement is validly terminated on or prior to the End Date, such deadline will be the later of (i) December 30, 2026 and (ii) 90 days following the termination date (the “Exchange Offer Deadline”). If the Junior Lien Exchange Offer is not commenced by the Exchange Offer Deadline or the Junior Lien Exchange Offer is not completed within 60 days of commencement thereof, WBD will be required to pay to each holder of the applicable senior notes entitled to participate in the Junior Lien Exchange Offer a one-time cash payment in the amount of $100 per $1,000 principal amount or €100 per €1,000 principal amount, as applicable, of the applicable senior notes held by such holder, equal to an aggregate amount of approximately $1.5 billion.
The PSKY Merger Agreement provides that, prior to October 15, 2026, PSKY may deliver one formal request (a “Specified Request”) in writing to WBD requesting that WBD either, subject to certain exceptions, (i) commence and use reasonable best efforts to effectuate a consent solicitation (on terms mutually determined by PSKY and WBD in good faith) to eliminate the obligation to commence the Junior Lien Exchange Offer or otherwise modify the required terms of the Junior Lien Exchange Offer, (ii) commence and use reasonable best efforts to effectuate the Junior Lien Exchange Offer (on terms mutually determined by PSKY and WBD in good faith, subject to certain conditions) or (iii) make a payment in the amount of $100 per $1,000 principal amount or €100 per €1,000 principal amount of such outstanding senior notes in lieu of effectuating the Junior Lien Exchange Offer (the “Amended Notes Payment Amount”); provided that, if the Amended Notes Payment Amount becomes due and payable pursuant to the above, PSKY shall timely and fully pay such amount (such amount not to exceed $1,528 million in the aggregate). On May 19, 2026, in connection with the 2026 Consent Solicitations, PSKY delivered the Specified Request to the Company.
As of June 30, 2026, all senior notes are fully and unconditionally guaranteed by the Company, Scripps Networks Interactive, Inc. (“Scripps Networks”), DCL (to the extent it is not the primary obligor on such senior notes), and DGH (to the extent it is not the primary obligor on such senior notes), except for $171 million of senior notes related to the legacy WarnerMedia business (the “WarnerMedia Business”).

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Credit Facility and Commercial Paper Programs
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement, which was amended in June 2025 (the “Credit Agreement”). The Credit Agreement provides for a senior revolving credit facility (the “Credit Facility”) with aggregate commitments of $4,000 million and includes a $150 million sublimit for the issuance of standby letters of credit. DCL may also request additional commitments up to $1,000 million from the lenders upon the satisfaction of certain conditions. The obligations of the borrowers under the Credit Agreement are secured by the same collateral and have the benefit of the same guarantees as provided in respect of the First Lien Credit Agreement, as described above. The Credit Agreement is available on a revolving basis until October 2029, with an option for up to two additional 364-day renewal periods subject to the lenders’ consent, and provides for an early termination of the Credit Agreement upon completion of the previously proposed Separation Transaction.
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
As of June 30, 2026 and December 31, 2025, the Company and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants and requires maintenance of a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 4.50 to 1.00. As of June 30, 2026, the Company was in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
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
There were no amounts eligible to be offset under master netting agreements as of June 30, 2026 and December 31, 2025. The fair value of the Company’s derivative financial instruments was determined using a market-based approach (Level 2). The following table summarizes the Company’s derivative financial instruments recorded on its consolidated balance sheets (in millions).

	June 30, 2026					December 31, 2025
		Fair Value					Fair Value
	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities	Notional	Prepaid expenses and other current assets	Other non- current assets	Accounts payable and accrued liabilities	Other non- current liabilities
Cash flow hedges:
Foreign exchange	$2,956	$55	$47	$35	$57	$2,235	$53	$60	$35	$38
Net investment hedges: (a)
Cross-currency swaps	222	3	—	—	5	452	7	—	—	21
No hedging designation:
Foreign exchange	270	6	1	85	2	126	9	—	15	79
Cross-currency swaps	443	2	—	9	3	225	4	—	—	11
Total return swaps	533	—	—	—	—	501	—	—	—	—
Credit contracts	—	—	—	—	—	2,000	8	—	—	—
Total		$66	$48	$129	$67		$81	$60	$50	$149
(a) Excludes €1,598 million and €781 million of euro-denominated notes ($1,822 million and $919 million equivalent) at June 30, 2026 and December 31, 2025, respectively, designated as a net investment hedge.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign exchange - derivative adjustments	$(12)	$28	$(44)	$42
Gains (losses) reclassified into income from accumulated other comprehensive loss:
Foreign exchange - distribution revenue	(13)	(5)	(23)	(1)
Foreign exchange - costs of revenues	2	1	5	1
Interest rate - interest expense, net	—	(1)	(1)	(2)
Interest rate - loss (gain) on extinguishment of debt, net	—	(1)	—	(1)
Interest rate - other income, net	—	—	—	14
If current fair values of designated cash flow hedges as of June 30, 2026 remained static over the next twelve months, the amount the Company would reclassify from accumulated other comprehensive loss into income in the next twelve months would not be material for the current fiscal year. The maximum length of time the Company is hedging exposure to the variability in future cash flows is 29 years.
Net Investment Hedges
The Company is exposed to foreign currency risk associated with the net assets of non-USD functional entities and uses fixed-to-fixed cross currency swaps to mitigate this risk.
During the three months ended June 30, 2026, the Company designated €817 million of the Initial Euro Term Loans as a net investment hedge to mitigate the risk associated with the net assets of non-USD functional entities. (See Note 8).
The following table presents the pre-tax impact of derivatives and other instruments designated as net investment hedges on other comprehensive income (loss) (in millions). Other than amounts excluded from effectiveness testing, there were no other material gains (losses) reclassified from accumulated other comprehensive loss to income during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2026	2025		2026	2025
Cross currency swaps	$9	$(8)	Interest expense, net	$3	$3
Euro-denominated notes (foreign denominated debt)	21	(148)	N/A	—	—
Total	$30	$(156)		$3	$3

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30,
	Amount of gain (loss) recognized in AOCI		Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
	2026	2025		2026	2025
Cross currency swaps	$6	$(12)	Interest expense, net	$6	$6
Euro-denominated notes (foreign denominated debt)	43	(208)	N/A	—	—
Total	$49	$(220)		$6	$6
Derivatives Not Designated for Hedge Accounting
The Company has deferred compensation plans that have risk related to the fair value gains and losses on these investments and uses total return swaps to mitigate this risk. The gains and losses associated with these swaps are recorded to selling, general and administrative expenses, offsetting the deferred compensation investment gains and losses.
During the year ended December 31, 2025, the Company entered into $2,000 million notional amount of credit contract swaptions to mitigate the interest rate risk related to future issuances of debt related to the previously proposed Separation Transaction, which were unwound during the six months ended June 30, 2026 for an immaterial loss.
The Company is also exposed to the risk of secured overnight financing rate changes in connection with securitization fees on the receivables securitization program. To mitigate this risk, the Company entered into $1,500 million notional of non-designated interest rate swaps in the first half of 2025. The gains and losses on these derivatives are recorded in selling, general and administrative expenses, offsetting securitization interest expense.
The following table presents the pretax gains (losses) on derivatives not designated as hedges and recognized in selling, general and administrative expense and other income, net in the consolidated statements of operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$—	$(3)	$—	$(2)
Total return swaps	50	31	38	20
Total in selling, general and administrative expense	50	28	38	18

Cross-currency swaps	—	(6)	1	(7)
Credit contracts	—	—	(5)	—
Foreign exchange derivatives	15	25	17	34
Total in other income, net	15	19	13	27
Total	$65	$47	$51	$45
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The tables below present assets and liabilities measured at fair value on a recurring basis (in millions).

		June 30, 2026
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$61	$—	$61
Equity securities:
Money market fund	Cash and cash equivalents	51	—	—	51
Mutual funds	Prepaid expenses and other current assets	16	—	—	16
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	2	—	2
Mutual funds	Other noncurrent assets	201	—	—	201
Company-owned life insurance contracts	Other noncurrent assets	—	106	—	106
Total		$268	$169	$—	$437
Liabilities
Deferred compensation plan	Accrued liabilities	$62	$—	$—	$62
Deferred compensation plan	Other noncurrent liabilities	722	—	—	722
Total		$784	$—	$—	$784

		December 31, 2025
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Time deposits	Cash and cash equivalents	$—	$107	$—	$107
Equity securities:
Money market funds	Cash and cash equivalents	61	—	—	61
Mutual funds	Prepaid expenses and other current assets	14	—	—	14
Company-owned life insurance contracts	Prepaid expenses and other current assets	—	2	—	2
Mutual funds	Other noncurrent assets	205	—	—	205
Company-owned life insurance contracts	Other noncurrent assets	—	105	—	105
Total		$280	$214	$—	$494
Liabilities
Deferred compensation plan	Accrued liabilities	$66	$—	$—	$66
Deferred compensation plan	Other noncurrent liabilities	682	—	—	682
Total		$748	$—	$—	$748
In addition to the financial instruments listed in the tables above, the Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, term loans, and senior notes. The carrying values for such financial instruments, other than the senior notes, each approximated their fair values as of June 30, 2026 and December 31, 2025. The estimated fair value of the Company’s outstanding senior notes, including accrued interest, using quoted prices from over-the-counter markets, considered Level 2 inputs, was $15,218 million and $15,205 million as of June 30, 2026 and December 31, 2025, respectively.
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

	Six Months Ended June 30, 2026
	Awards	Weighted-Average Grant Date Fair Value
Awards granted:
PRSUs	1.2	$29.08
RSUs	19.5	$28.47
Stock options	3.1	$10.47
The table below presents unrecognized compensation cost related to non-vested share-based awards and the weighted-average amortization period over which these expenses will be recognized as of June 30, 2026 (in millions, except years).

	Unrecognized Compensation Cost	Weighted-Average Amortization Period (years)
PRSUs	$72	1.2
RSUs	716	1.3
Stock options	127	2.6
Total unrecognized compensation cost	$915
NOTE 12. INCOME TAXES
Income tax benefit (expense) was $433 million and $(866) million for the three months ended June 30, 2026 and 2025, respectively and $647 million and $(881) million for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax benefit for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily attributable to lower pre-tax book income, including the absence of a $3.0 billion gain recognized in 2025 associated with the Tender Offers (see Note 8), as well as excess tax benefits from share-based compensation.
Income tax benefit for the three and six months ended June 30, 2026, reflects an effective income tax rate that differs from the federal statutory tax rate primarily due to the effect of foreign operations, excess tax benefits from share-based compensation, and changes in unrecognized tax benefits. Income tax benefit for the six months ended June 30, 2026 also reflects a book tax difference in the Netflix Termination Fee accrual based on current assessments. (See Note 1.)
As of June 30, 2026 and December 31, 2025, the Company’s reserves for unrecognized tax benefits totaled $2,393 million and $2,356 million, respectively.
As of June 30, 2026 and December 31, 2025, the Company had accrued $935 million and $856 million, respectively, of total interest and penalties payable related to unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. In January 2026, the OECD issued additional guidance on the minimum tax framework, including a “side by side” safe harbor framework that would apply to U.S.-parented groups. Even if this safe harbor applies, we would still be subject to local minimum tax regimes in countries that have adopted these rules. The interpretation and adoption of the OECD’s recommendations continue to vary across jurisdictions. As of June 30, 2026, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 13. SUPPLEMENTAL DISCLOSURES
The following tables present supplemental information related to the consolidated financial statements (in millions).
Other Income, net
Other income, net, consisted of the following (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency gains (losses), net	$20	$58	$(32)	$88
Gains on derivative instruments, net	15	19	13	41
Change in the value of investments with readily determinable fair value	6	—	6	4
Change in fair value of equity investments without readily determinable fair value	(37)	—	(37)	(4)
Interest income	34	59	56	123
Indemnification receivable accrual	3	(5)	—	(43)
Other income, net	9	8	6	12
Total other income, net	$50	$139	$12	$221
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2026	2025
Non-cash investing and financing activities:
Assets acquired under finance lease and other arrangements	$85	$219
Settlement of PRSU awards	$109	$62
Accrued debt tender fees	$—	$95
Cash, Cash Equivalents, and Restricted Cash

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,369	$4,566
Restricted cash - recorded in prepaid expenses and other current assets	4	4
Total cash, cash equivalents, and restricted cash	$3,373	$4,570

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Earnings Per Share
The table below presents a reconciliation of net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$162	$1,588	$(2,744)	$1,139
Less:
Net income attributable to noncontrolling interests	(13)	(7)	(23)	(15)
Net (income) loss attributable to redeemable noncontrolling interests	—	(1)	—	3
Net income (loss) available to Warner Bros. Discovery, Inc. Series A common stockholders for basic and diluted earnings per share	$149	$1,580	$(2,767)	$1,127

Denominator — weighted average:
Common shares outstanding — basic	2,511	2,477	2,501	2,469
Dilutive effect of share-based awards	64	22	—	31
Common shares outstanding — diluted	2,575	2,499	2,501	2,500

Basic net income (loss) per share allocated to common stockholders	$0.06	$0.64	$(1.11)	$0.46
Diluted net income (loss) per share allocated to common stockholders	$0.06	$0.63	$(1.11)	$0.45

Earnings (loss) per share amounts may not recalculate due to rounding.
The table below presents the details of share-based awards that were excluded from the calculation of diluted earnings per share (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive share-based awards	20	81	96	66
Supplier Finance Programs
As of June 30, 2026 and December 31, 2025, the Company has confirmed $277 million and $260 million, respectively, of accrued content producer liabilities. These amounts were outstanding and unpaid by the Company and were recorded in accrued liabilities on the consolidated balance sheets.
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Collaborative Arrangements
The arrangement among TNT Sports, CBS Broadcasting, Inc. (“CBS”), and the National Collegiate Athletic Association (the “NCAA”) provides TNT Sports and CBS with rights to the NCAA Division I Men’s Basketball Championship Tournament (the “NCAA Tournament”) in the U.S. and its territories and possessions through 2032. The aggregate programming rights fee, production costs, certain advertising revenues and sponsorship revenues related to the NCAA Tournament, and related programming are shared equally by the Company and CBS. However, if the amount paid for the programming rights fee and production costs in any given year exceeds the shared advertising and sponsorship revenues for that year, CBS’ share of such shortfall is limited to a specified annual cap. The amount recorded pursuant to the loss cap was $76 million and $74 million during the six months ended June 30, 2026 and 2025, respectively. In accounting for this arrangement, the Company records advertising revenue for the advertisements aired on its networks and amortizes its share of the programming rights fee based on the estimated relative value of each season over the term of the arrangement.
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
Accumulated Other Comprehensive Loss
The table below presents the changes in the components of accumulated other comprehensive loss, net of taxes (in millions).

	Three Months Ended June 30, 2026
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(560)	$20	$(102)	$(642)
Other comprehensive income (loss) before reclassifications	(46)	(8)	—	(54)
Reclassifications from accumulated other comprehensive loss to net income	—	8	—	8
Other comprehensive income (loss)	(46)	—	—	(46)
Ending balance	$(606)	$20	$(102)	$(688)

	Three Months Ended June 30, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(777)	$11	$(74)	$(840)
Other comprehensive income (loss) before reclassifications	444	20	—	464
Reclassifications from accumulated other comprehensive loss to net income	—	5	—	5
Other comprehensive income (loss)	444	25	—	469
Ending balance	$(333)	$36	$(74)	$(371)

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2026
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(342)	$39	$(104)	$(407)
Other comprehensive income (loss) before reclassifications	(264)	(34)	2	(296)
Reclassifications from accumulated other comprehensive loss to net income	—	15	—	15
Other comprehensive income (loss)	(264)	(19)	2	(281)
Ending balance	$(606)	$20	$(102)	$(688)

	Six Months Ended June 30, 2025
	Currency Translation	Derivatives	Pension Plan and SERP Liability	Accumulated Other Comprehensive Loss
Beginning balance	$(1,008)	$15	$(74)	$(1,067)
Other comprehensive income (loss) before reclassifications	675	29	—	704
Reclassifications from accumulated other comprehensive loss to net income	—	(8)	—	(8)
Other comprehensive income (loss)	675	21	—	696
Ending balance	$(333)	$36	$(74)	$(371)
NOTE 14. RELATED PARTY TRANSACTIONS
In the normal course of business, the Company enters into transactions with related parties. Related party transactions include revenues and expenses for content and services provided to or acquired from equity method investees, entities that share common directorship, or minority partners of consolidated subsidiaries.
The table below presents a summary of the transactions with related parties (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues and service charges	$177	$161	$382	$375
Expenses	$48	$84	$103	$152
Distributions to noncontrolling interests and redeemable noncontrolling interests	$15	$17	$144	$174
The table below presents receivables due from and payables due to related parties (in millions).

	June 30, 2026	December 31, 2025
Receivables	$107	$116
Payables	$—	$17
NOTE 15. COMMITMENTS AND CONTINGENCIES
Other Contingent Commitments
During the six months ended June 30, 2026, the Company entered into a tax reimbursement agreement with the Chief Executive Officer (“CEO”). In the event that the CEO incurs an excise tax in respect of any payment or benefit made or provided to him in connection with a change in control, he would be entitled to a tax reimbursement payment.

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
Consolidated Derivative Action. Between December 20, 2024 and January 14, 2025, four stockholder derivative complaints were filed in the United States District Court for the Southern District of New York (Roy v. Zaslav et al., No. 1:24-cv-09856-AT, Hollin v. Zaslav et al., No. 1:24-cv-09885-AT, KO v. Zaslav et al., No. 1:25-cv-00114-AT, and Herman, III v. Chen et al., No. 1:25-cv-00352-AT). Each complaint names certain current and former directors and officers of WBD as defendants and WBD as nominal defendant, and each complaint seeks damages and other relief. The complaints generally assert claims against the defendants, derivatively on behalf of WBD, for alleged breaches of fiduciary duty based on the same facts alleged in a securities class action complaint that was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF), which was dismissed on March 30, 2026. The four complaints assert various common law causes of action, including breach of fiduciary duties, aiding and abetting breach of fiduciary duties, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets, as well claims for violations of Sections 14(a), 10(b), and 21D of the Exchange Act. On January 21, 2025, the court consolidated the four actions for all purposes under Case No. 1:24-cv-09856-AT, captioned as In re Warner Bros. Discovery, Inc. Derivative Litigation (the “Consolidated Derivative Action”). On February 19, 2025, the court stayed the Consolidated Derivative Action pending resolution of a final decision on all motions to dismiss the operative complaint in the Collura securities action. On June 15, 2026, following the dismissal of the Collura securities action, the court entered an order dismissing the consolidated derivative action.

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Nokia Litigation. Over the past several years, Nokia Corporation and Nokia Technologies Oy (collectively, “Nokia”) have alleged that WBD is infringing on their portfolio of patents related to the delivery of streaming video. On November 1, 2025, Nokia brought suit against WBD in certain jurisdictions, and WBD and Dplay Entertainment Limited brought suit in other jurisdictions, and filed a rate-setting proceeding in the High Court of Justice of England and Wales (the “Court”) against Nokia seeking a determination of a reasonable and non-discriminatory (“RAND”) royalty rate for a global license to certain Nokia patents, including standard-essential patents related to the H.264/AVC and H.265/HEVC standards and other non-essential multimedia patents. In June 2026, the Court determined that WBD is required to make an interim license payment to Nokia during the pendency of the litigation, which includes refundable and non-refundable components, and trial is currently scheduled for late 2026. As of June 30, 2026, the Company recorded an immaterial liability related to this matter. The amount of any adjustment to this liability as an outcome from the rate-setting process cannot be reasonably estimated.
State Attorney General Complaint. On July 13, 2026, a coalition of state attorneys general from twelve states (the “States”) filed a complaint in the United States District Court for the Northern District of California seeking to enjoin PSKY’s proposed acquisition of WBD. The States allege that the PSKY Merger violates Section 7 of the Clayton Act because it is likely to substantially lessen competition in the distribution of certain theatrical films and the licensing of basic cable channels to distributors in the United States. On July 13, 2026, the States sought a temporary restraining order to prohibit PSKY and WBD from closing the transaction before the court decides whether the PSKY Merger is unlawful under Section 7 of the Clayton Act. On July 16, 2026, PSKY and WBD filed an opposition to the States’ motion for a temporary restraining order. On July 17, 2026, the court held a hearing on the States’ motion for a temporary restraining order. On July 20, 2026, the court granted the States’ motion for a temporary restraining order, prohibiting PSKY and WBD from closing the PSKY Merger. On July 23, 2026, the court extended the temporary restraining order to August 17, 2026. On July 24, 2026, defendants agreed not to complete the PSKY Merger until the earlier of (i) five days after the merits determination in this matter or (ii) June 1, 2027, and the court canceled the briefing schedule and hearing date for the States’ motion for preliminary injunction. On August 4, 2026, the court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the States and WGA (as defined below) cases.
Writers Guild of America Complaint. On July 14, 2026, the Writers Guild of America West and Writers Guild of America East (collectively, the “WGA”) filed a complaint in the United States District Court for the Northern District of California seeking to enjoin PSKY’s proposed acquisition of WBD. The WGA alleges that the PSKY Merger violates Section 7 of the Clayton Act because it will substantially lessen competition for writing services for WGA-covered “anticipated top grossing films,” writing services for episodic television shows, and writing services of writers under overall deals. The WGA sought a preliminary injunction blocking the PSKY Merger, along with attorneys’ fees and costs. The same district court judge who is presiding over the States’ complaint is presiding over the WGA case. On July 24, 2026, defendants agreed not to complete the PSKY Merger until the earlier of (i) five days after the merits determination in this matter or (ii) June 1, 2027, and the WGA’s motion for preliminary injunction was withdrawn. On August 4, 2026, the court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the States and WGA cases.
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
The tables below present summarized financial information for each of the Company’s reportable segments (in millions).
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Streaming	$3,079	$2,793	$5,966	$5,449
Studios	2,328	3,801	5,453	6,115
Global Linear Networks	3,991	4,803	8,368	9,577
Corporate	1	1	2	1
Inter-segment eliminations	(682)	(1,586)	(2,179)	(2,351)
Total revenues	$8,717	$9,812	$17,610	$18,791
Reconciliation of Revenues to Segment Adjusted EBITDA

	Three months ended June 30, 2026
	Streaming	Studios	Global Linear Networks
Revenues	$3,079	$2,328	$3,991

Less:
Content expense (a)	1,569	1,442	1,400
Personnel expense (b)	187	235	509
Marketing expense	344	307	137
Other segment expenses (c)	467	248	499
Segment Adjusted EBITDA	$512	$96	$1,446

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended June 30, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$2,793	$3,801	$4,803

Less:
Content expense (a)	1,600	2,135	2,105
Personnel expense (b)	191	232	505
Marketing expense	294	363	115
Other segment expenses (c)	415	208	566
Segment Adjusted EBITDA	$293	$863	$1,512

	Six months ended June 30, 2026
	Streaming	Studios	Global Linear Networks
Revenues	$5,966	$5,453	$8,368

Less:
Content expense (a)	3,100	3,045	2,992
Personnel expense (b)	373	486	1,038
Marketing expense	629	582	266
Other segment expenses (c)	914	469	992
Segment Adjusted EBITDA	$950	$871	$3,080

	Six months ended June 30, 2025
	Streaming	Studios	Global Linear Networks
Revenues	$5,449	$6,115	$9,577

Less:
Content expense (a)	3,104	3,474	3,937
Personnel expense (b)	377	462	1,001
Marketing expense	514	615	219
Other segment expenses (c)	822	442	1,115
Segment Adjusted EBITDA	$632	$1,122	$3,305
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

WARNER BROS. DISCOVERY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reconciliation of segment adjusted EBITDA to loss before income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Streaming	$512	$293	$950	$632
Studios	96	863	871	1,122
Global Linear Networks	1,446	1,512	3,080	3,305
Segment Adjusted EBITDA	2,054	2,668	4,901	5,059
Depreciation and amortization	1,159	1,447	2,385	2,994
Employee share-based compensation	187	173	337	293
Restructuring and other charges	113	80	317	134
Netflix Termination Fee (See Note 1)	—	—	2,800	—
Transaction and integration costs	72	17	245	97
Facility consolidation costs	—	4	—	9
Impairment and amortization of fair value step-up for content	77	388	179	628
Amortization of capitalized interest for content	11	3	14	9
Impairments and loss on dispositions	23	26	37	116
Corporate	298	316	567	549
Inter-segment eliminations	(123)	399	252	452
Other income, net	(50)	(139)	(12)	(221)
(Income) loss from equity investees, net	(28)	(5)	(23)	2
Loss (gain) on extinguishment of debt, net	75	(2,958)	102	(2,954)
Interest expense, net	511	463	1,092	931
(Loss) income before income taxes	$(271)	$2,454	$(3,391)	$2,020

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
Following the board of directors’ determination that it had received a “Company Superior Proposal,” as defined in the Netflix Merger Agreement, from Paramount Skydance Corporation (“PSKY”) and Netflix’s waiver of its right to propose revisions to the Netflix Merger Agreement, on February 27, 2026, in accordance with the terms of the Netflix Merger Agreement, the Company terminated the Netflix Merger Agreement in connection with entering into the PSKY Merger Agreement (as defined below). As a result of the termination of the Netflix Merger Agreement, PSKY, on behalf of the Company, paid Netflix a termination fee of $2.8 billion in cash (the “Netflix Termination Fee”) as required by the terms of the Netflix Merger Agreement. In the first quarter of 2026, the Company recorded an expense for the Netflix Termination Fee in the consolidated statements of operations. The amount paid by PSKY is reimbursable by the Company to PSKY in certain circumstances in the event the PSKY Merger Agreement is terminated and has been recorded in accrued liabilities in the consolidated balance sheets.
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

On April 23, 2026, WBD stockholders approved the adoption of the PSKY Merger Agreement. In July 2026, two lawsuits were filed in the United States District Court for the Northern District of California by a coalition of twelve state attorneys general and the Writers Guild of America West and Writers Guild of America East seeking to block the PSKY Merger, alleging the transaction would violate Section 7 of the Clayton Act by reducing competition in key markets. On July 24, 2026, defendants agreed not to complete the PSKY Merger until the earlier of (i) five days after the merits determination in these matters or (ii) June 1, 2027. (See Note 15 to the accompanying consolidated financial statements.) The outcome of such litigation is uncertain and could prevent the completion of the PSKY Merger.
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
The PSKY Merger Agreement contains certain customary termination rights for WBD and PSKY, including, without limitation, a right for either party to terminate if the PSKY Merger is not completed on or before March 4, 2027, subject to an extension to June 4, 2027 in certain circumstances as specified in the PSKY Merger Agreement. Termination under specified circumstances will require WBD to pay PSKY a termination fee of $3.0 billion and reimburse PSKY for (i) any payment made by PSKY, which will in no event be more than $1,528 million, in connection with WBD’s obligation to complete the Junior Lien Exchange Offer (as defined below) by March 4, 2027 and (ii) the Netflix Termination Fee, or PSKY to pay WBD a termination fee of $7.0 billion. Additionally, the PSKY Merger Agreement provides for customary pre-closing covenants of WBD, including covenants relating to conducting its business in the ordinary course consistent with past practice and to refrain from taking certain actions without PSKY’s consent.
Reportable Segments
As of June 30, 2026, we classified our operations in three reportable segments:
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
Consolidated Results of Operations
The table below presents our consolidated results of operations (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change	% Change (ex-FX)	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$4,950	$4,885	1%	1%	$9,856	$9,771	1%	—%
Advertising	1,724	2,216	(22)%	(22)%	3,571	4,196	(15)%	(16)%
Content	1,828	2,471	(26)%	(26)%	3,715	4,337	(14)%	(16)%
Other	215	240	(10)%	(11)%	468	487	(4)%	(6)%
Total revenues	8,717	9,812	(11)%	(12)%	17,610	18,791	(6)%	(7)%
Costs of revenues, excluding depreciation and amortization	4,621	5,967	(23)%	(23)%	9,264	11,098	(17)%	(17)%
Selling, general and administrative	2,564	2,477	4%	3%	5,039	4,671	8%	7%
Netflix Termination Fee (See Note 1)	—	—	—%	—%	2,800	—	NM	NM
Depreciation and amortization	1,159	1,447	(20)%	(20)%	2,385	2,994	(20)%	(20)%
Restructuring and other charges	113	80	41%	41%	317	134	NM	NM
Impairments and loss on dispositions	23	26	(12)%	(15)%	37	116	(68)%	(68)%
Total costs and expenses	8,480	9,997	(15)%	(15)%	19,842	19,013	4%	4%
Operating income (loss)	237	(185)	NM	NM	(2,232)	(222)	NM	NM
Interest expense, net	(511)	(463)			(1,092)	(931)
(Loss) gain on extinguishment of debt, net	(75)	2,958			(102)	2,954
Income (loss) from equity investees, net	28	5			23	(2)
Other income, net	50	139			12	221
(Loss) income before income taxes	(271)	2,454			(3,391)	2,020
Income tax benefit (expense)	433	(866)			647	(881)
Net income (loss)	162	1,588			(2,744)	1,139
Net income attributable to noncontrolling interests	(13)	(7)			(23)	(15)
Net (income) loss attributable to redeemable noncontrolling interests	—	(1)			—	3
Net income (loss) available to Warner Bros. Discovery, Inc.	$149	$1,580			$(2,767)	$1,127
NM - Not meaningful

Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The ex-FX percent changes of line items below operating loss in the table above are not included as the activity is principally in U.S. dollars.
Revenues
Distribution revenue increased 1% and remained flat for the three and six months ended June 30, 2026, respectively, primarily attributable to continued growth in existing streaming markets and the global expansion of HBO Max, including new distribution deals, partially offset by a 10% decline in domestic linear subscribers for both periods and the impact of the previously disclosed domestic wholesale streaming deal renewal that occurred in the second quarter of 2025.
Advertising revenue decreased 22% and 16% for the three and six months ended June 30, 2026, respectively, primarily attributable to audience declines in domestic networks of 17% and 13%, respectively, which were impacted by the absence of the NBA in 2026, partially offset by the broadcast of the NCAA Final Four and championship game in the current year quarter and an increase in global ad-lite streaming subscribers.
Content revenue decreased 26% and 16% for the three and six months ended June 30, 2026, respectively, primarily attributable to a 46% and 21% decrease in theatrical product revenue as a result of lower film rental revenue due to the current year slate in relation to the strong performance of A Minecraft Movie, Sinners, and Final Destination Bloodlines, which were released in the second quarter of 2025. Additionally, content revenue for both periods was negatively impacted by the timing of third-party licensing deals at Global Linear Networks, partially offset by higher Studios third-party television content sales.
Other revenue decreased 11% and 6% for the three and six months ended June 30, 2026, respectively, primarily attributable to the absence of the NBA in 2026.
Costs of Revenues
Costs of revenues decreased 23% and 17% for the three and six months ended June 30, 2026, respectively, primarily attributable to lower domestic sports costs due to the absence of the NBA in 2026, lower Studios theatrical content expense commensurate with lower theatrical product revenue, and lower content expense related to the amortization of purchase accounting fair value step-up for content, partially offset by higher international content costs to support HBO Max launches.
Selling, General and Administrative
Selling, general and administrative expenses increased 3% and 7% for the three and six months ended June 30, 2026, respectively, primarily attributable to higher transaction and integration costs and higher marketing expenses.
Netflix Termination Fee
During the six months ended June 30, 2026, the Company recorded a $2.8 billion expense for the Netflix Termination Fee. (See Note 1 to the accompanying consolidated financial statements.)
Depreciation and Amortization
Depreciation and amortization decreased 20% and 20% for the three and six months ended June 30, 2026, respectively, primarily attributable to intangible assets acquired in connection with the acquisition of the WarnerMedia Business from AT&T Inc. that are being amortized using the sum of the months’ digits method and the end of the useful life for certain intangible assets.
Restructuring and other charges
Restructuring and other charges were $113 million and $317 million for the three and six months ended June 30, 2026, respectively. Restructuring and other charges primarily includes organization restructuring costs, employee retention, and consulting fees related to the previously announced Separation Transaction and the PSKY Merger. (See Note 3 to the accompanying consolidated financial statements.)
Impairments and Loss on Dispositions
Impairments and loss on dispositions were $23 million and $37 million for the three and six months ended June 30, 2026, respectively.
Interest Expense, net
Interest expense, net increased $48 million and $161 million for the three and six months ended June 30, 2026, respectively, primarily attributable to higher interest costs associated with the Bridge Loan Agreement, which was repaid in full in June 2026. (See Note 8 to the accompanying consolidated financial statements.)
Loss (Gain) on Extinguishment of Debt, net
Loss (gain) on extinguishment of debt, net was $75 million and $102 million for the three and six months ended June 30, 2026, respectively. (See Note 8 to the accompanying consolidated financial statements.)

Income From Equity Investees, net
Income from our equity method investees was $28 million and $23 million for the three and six months ended June 30, 2026, respectively. The changes are attributable to our share of net earnings and losses from our equity investees. (See Note 7 to the accompanying consolidated financial statements.)
Other Income, net
Other income, net was $50 million and $12 million for the three and six months ended June 30, 2026, respectively. (See Note 13 to the accompanying consolidated financial statements.)
Income Tax Benefit (Expense)
Income tax benefit (expense) was $433 million and $(866) million for the three months ended June 30, 2026 and 2025, respectively, and $647 million and $(881) million for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax benefit for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily attributable to lower pre-tax book income, including the absence of a $3.0 billion gain recognized in 2025 associated with the Tender Offers (see Note 8 to the accompanying consolidated financial statements), as well as excess tax benefits from share-based compensation.
Income tax benefit for the three and six months ended June 30, 2026, reflects an effective income tax rate that differs from the federal statutory tax rate primarily due to the effect of foreign operations, excess tax benefits from share-based compensation, and changes in unrecognized tax benefits. Income tax benefit for the six months ended June 30, 2026 also reflects a book tax difference in the Netflix Termination Fee accrual based on current assessments. (See Note 1 to the accompanying consolidated financial statements.)
The Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. In January 2026, the OECD issued additional guidance on the minimum tax framework, including a “side by side” safe harbor framework that would apply to U.S.-parented groups. Even if this safe harbor applies, we would still be subject to local minimum tax regimes in countries that have adopted these rules. The interpretation and adoption of the OECD’s recommendations continue to vary across jurisdictions. As of June 30, 2026, we recognized an immaterial income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability. (See Note 12 to accompanying consolidated financial statements.)
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
The table below presents our Adjusted EBITDA for each of the Company’s reportable segments, corporate, and inter-segment eliminations (in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Streaming	$512	$293	75%	$950	$632	50%
Studios	$96	$863	(89)%	$871	$1,122	(22)%
Global Linear Networks	$1,446	$1,512	(4)%	$3,080	$3,305	(7)%
Corporate	$(298)	$(316)	6%	$(567)	$(549)	(3)%
Inter-segment eliminations	$123	$(399)	NM	$(252)	$(452)	(44)%
Streaming Segment
The following table presents, for our Streaming segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change	% Change (ex-FX)	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,689	$2,410	12%	11%	$5,222	$4,739	10%	9%
Advertising	306	282	9%	8%	590	519	14%	13%
Content	84	102	(18)%	(13)%	152	190	(20)%	(20)%
Other	—	(1)	NM	NM	2	1	NM	NM
Total revenues	3,079	2,793	10%	10%	5,966	5,449	9%	8%
Costs of revenues, excluding depreciation and amortization	1,904	1,913	—%	—%	3,768	3,737	1%	1%
Selling, general and administrative	663	587	13%	14%	1,248	1,080	16%	16%
Adjusted EBITDA	512	293	75%	63%	950	632	50%	38%
Depreciation and amortization	329	356			661	727
Restructuring and other charges	18	7			44	19
Impairment and amortization of fair value step-up for content	33	39			74	86
Impairments and loss on dispositions	1	11			1	14
Operating income (loss)	$131	$(120)			$170	$(214)
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue increased 11% and 9% for the three and six months ended June 30, 2026, respectively, primarily attributable to continued growth in existing markets and the global expansion of HBO Max, including new distribution deals, partially offset by the impact of the previously disclosed domestic wholesale deal renewal that occurred in the second quarter of 2025.
Advertising revenue increased 8% and 13% for the three and six months ended June 30, 2026, respectively, primarily attributable to an increase in global ad-lite subscribers, partially offset by the absence of the NBA in 2026.

Costs of Revenues
Costs of revenues were relatively flat for the three and six months ended June 30, 2026, as higher international content costs to support HBO Max launches were offset by shifts in the overall mix of programming.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses increased 14% and 16% for the three and six months ended June 30, 2026, respectively, primarily attributable to higher marketing expenses to support HBO Max launches and higher overhead costs.
Adjusted EBITDA
Adjusted EBITDA increased 63% and 38% for the three and six months ended June 30, 2026, respectively.
Studios Segment
The following table presents, for our Studios segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating (loss) income (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change	% Change (ex-FX)	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$4	$1	NM	NM	$5	$2	NM	NM
Advertising	—	—	NM	NM	—	1	NM	NM
Content	2,125	3,591	(41)%	(41)%	5,059	5,730	(12)%	(13)%
Other	199	209	(5)%	(5)%	389	382	2%	—%
Total revenues	2,328	3,801	(39)%	(39)%	5,453	6,115	(11)%	(12)%
Costs of revenues, excluding depreciation and amortization	1,514	2,215	(32)%	(32)%	3,193	3,628	(12)%	(12)%
Selling, general and administrative	718	723	(1)%	(1)%	1,389	1,365	2%	1%
Adjusted EBITDA	96	863	(89)%	(89)%	871	1,122	(22)%	(26)%
Depreciation and amortization	172	169			342	339
Restructuring and other charges	14	(1)			23	(6)
Impairment and amortization of fair value step-up for content	42	25			101	61
Amortization of capitalized interest for content	11	3			14	9
Impairments and gain on dispositions	—	—			1	(1)
Operating (loss) income	$(143)	$667			$390	$720
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis. The Studios discussion below also includes intra-segment revenue and expense between product lines, which represented less than 3% of total revenues and operating expenses for this segment for the three and six months ended June 30, 2026, respectively. Intra-segment revenue and expense are eliminated at the Studios segment level.
Fluctuations in results for our Studios segment may occur due to various factors, including (but not limited to) the timing and number of new film releases each quarter, the timing of marketing expenses recognized relative to (i.e., prior to) a film’s release, and the mix of content distributed each period.
Revenues
Content revenue decreased 41% for the three months ended June 30, 2026, primarily attributable to a 46% decrease in theatrical product revenue, and a 45% decrease in television product revenue, partially offset by a 45% increase in games revenue.
•The decrease in theatrical product revenue was primarily driven by lower film rental revenue due to the current quarter slate in relation to the strong performance of A Minecraft Movie, Sinners, and Final Destination Bloodlines, which were released in the second quarter of 2025.
•The decrease in television product revenue was primarily attributable to lower intercompany content licensing, primarily due to the timing of renewals.
•The increase in games revenue was primarily attributable to the release of LEGO Batman: Legacy of the Dark Knight in the current quarter.

Content revenue decreased 13% for the six months ended June 30, 2026, primarily attributable to a 21% decrease in theatrical product revenue and a 7% decrease in television product revenue, partially offset by a 9% increase in games revenue.
•The decrease in theatrical product revenue was primarily driven by lower film rental revenue due to the current year slate in relation to the strong performance of A Minecraft Movie, Sinners, and Final Destination Bloodlines, which were released in the second quarter of 2025, partially offset by higher intercompany content licensing related to HBO Max international launches.
•The decrease in television product revenue was primarily attributable to lower intercompany content licensing, primarily due to the timing of renewals, partially offset by third-party content sales.
•The increase in games revenue was primarily attributable to the release of LEGO Batman: Legacy of the Dark Night in the current quarter, partially offset by the prior year catalog.
Costs of Revenues
Costs of revenues decreased 32% for the three months ended June 30, 2026, primarily attributable to a 41% decrease in theatrical product content expense and a 35% decrease in television product content expense, partially offset by a 52% increase in games content expense.
•The decrease in theatrical content expense was primarily due to lower film costs commensurate with lower theatrical product revenue, partially offset by impairments in the current year.
•The decrease in television product content expense was due to lower costs commensurate with lower revenues.
•The increase in games content expense was primarily due to higher games content expense commensurate with higher games revenue.
Costs of revenues decreased 12% for the six months ended June 30, 2026, primarily attributable to a 23% decrease in theatrical product content expense, an 8% decrease in television product content expense, and a 3% decrease in games content expense.
•The decrease in theatrical content expense was primarily due to lower film costs commensurate with lower theatrical product revenue, partially offset by impairments in the current year.
•The decrease in television product content expense was due to lower costs commensurate with lower revenues.
•Games content expense was relatively flat.
Selling, General and Administrative
Selling, general and administrative expenses decreased 1% and increased 1% for the three and six months ended June 30, 2026, respectively. The decrease for the three months ended June 30, 2026 was primarily attributable to lower marketing expenses, partially offset by higher overhead costs. The increase for the six months ended June 30, 2026 was primarily attributable to higher overhead costs, partially offset by lower marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 89% and 26% for the three and six months ended June 30, 2026, respectively.

Global Linear Networks Segment
The table below presents, for our Global Linear Networks segment, revenues by type, certain operating expenses, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change	% Change (ex-FX)	2026	2025	% Change	% Change (ex-FX)
Revenues:
Distribution	$2,265	$2,477	(9)%	(9)%	$4,638	$5,035	(8)%	(8)%
Advertising	1,429	1,953	(27)%	(27)%	2,999	3,711	(19)%	(20)%
Content	261	287	(9)%	(12)%	607	667	(9)%	(10)%
Other	36	86	(58)%	(59)%	124	164	(24)%	(25)%
Total revenues	3,991	4,803	(17)%	(17)%	8,368	9,577	(13)%	(13)%
Costs of revenues, excluding depreciation and amortization	1,885	2,592	(27)%	(27)%	3,969	4,919	(19)%	(20)%
Selling, general and administrative	660	699	(6)%	(6)%	1,319	1,353	(3)%	(3)%
Adjusted EBITDA	1,446	1,512	(4)%	(5)%	3,080	3,305	(7)%	(8)%
Depreciation and amortization	557	829			1,178	1,736
Employee share-based compensation	—	—			—	1
Restructuring and other charges	33	25			75	41
Impairment and amortization of fair value step-up for content	—	310			—	440
Impairments and loss on dispositions	7	1			10	3
Operating income	$849	$347			$1,817	$1,084
Unless otherwise indicated, the discussion of percent changes below is on an ex-FX basis.
Revenues
Distribution revenue decreased 9% and 8% for the three and six months ended June 30, 2026, respectively, primarily attributable to a 10% decline in domestic linear subscribers for both periods, partially offset by 1% and 2% increases in domestic affiliate rates for the three and six months ended June 30, 2026, respectively. Declines in linear subscribers are expected to continue.
Advertising revenue decreased 27% and 20% for the three and six months ended June 30, 2026, respectively, primarily attributable to audience declines in domestic networks of 17% and 13%, respectively, which were impacted by the absence of the NBA in 2026 and had a negative impact to advertising revenue of $414 million and $547 million for the three and six months ended June 30, 2026, respectively. Additionally, advertising revenue benefited from the broadcast of the NCAA Final Four and championship game in the current year quarter.
Content revenue decreased 12% and 10% for the three and six months ended June 30, 2026, respectively, primarily attributable to the timing of third-party licensing deals.
Other revenue decreased 59% and 25% for the three and six months ended June 30, 2026, respectively, primarily attributable to the absence of the NBA in 2026.
Costs of Revenues
Costs of revenues decreased 27% and 20% for the three and six months ended June 30, 2026, respectively, primarily attributable to lower domestic sports costs due to the absence of the NBA in 2026, which had a favorable impact to costs of revenues of $760 million and $1,107 million for the three and six months ended June 30, 2026, respectively.
Selling, General and Administrative
Selling, general and administrative expenses decreased 6% and 3% for the three and six months ended June 30, 2026, respectively, primarily attributable to lower overhead costs, partially offset by higher marketing expenses.
Adjusted EBITDA
Adjusted EBITDA decreased 5% and 8% for the three months ended June 30, 2026, respectively.

Corporate
The following table presents our Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating loss (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	% Change	% Change (ex-FX)	2026	2025	% Change	% Change (ex-FX)
Adjusted EBITDA - Corporate	$(298)	$(316)	6%	6%	$(567)	$(549)	(3)%	(2)%
Depreciation and amortization	103	93			209	192
Employee share-based compensation	187	173			337	292
Restructuring and other charges	48	49			175	80
Netflix Termination Fee (See Note 1)	—	—			2,800	—
Transaction and integration costs	72	17			245	97
Facility consolidation costs	—	4			—	9
Impairments and loss on dispositions	15	14			25	100
Operating loss	$(723)	$(666)			$(4,358)	$(1,319)
Corporate operations primarily consist of executive management and administrative support services, which are recorded in selling, general and administrative expense, as well as substantially all of our share-based compensation and third-party transaction and integration costs.
Adjusted EBITDA improved 6% and declined 2% for the three and six months ended June 30, 2026, respectively. The improvement for the three months ended June 30, 2026 was primarily attributable to lower corporate overhead expense. The decline for the six months ended June 30, 2026 was primarily attributable to the release of previously recorded non-income tax reserves in 2025, partially offset by lower corporate overhead expense.
Inter-segment Eliminations
The following table presents our inter-segment eliminations by revenue and expense, Adjusted EBITDA and a reconciliation of Adjusted EBITDA to operating income (loss) (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Inter-segment revenue eliminations	$(682)	$(1,586)	$(2,179)	$(2,351)
Inter-segment expense eliminations	(805)	(1,187)	(1,927)	(1,899)
Adjusted EBITDA - Inter-segment eliminations	123	(399)	(252)	(452)
Depreciation and amortization	(2)	—	(5)	—
Impairment and amortization of fair value step-up for content	2	14	4	41
Operating income (loss)	$123	$(413)	$(251)	$(493)
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources of Cash
Historically, we have generated a significant amount of cash from operations. During the six months ended June 30, 2026, we funded our working capital needs primarily through cash flows from operations. As of June 30, 2026, we had $3,369 million of cash and cash equivalents on hand. We are a well-known seasoned issuer and have the ability to conduct registered offerings of securities, including debt securities, common stock and preferred stock, on short notice, subject to market conditions. Access to sufficient capital from the public market is not assured. We have a $4,000 million revolving credit facility and a commercial paper program described below. We also participate in a revolving receivables program and an accounts receivable factoring program described below.
•Debt
First Lien Credit Facility
During the three months ended June 30, 2026, we and DGH entered into a First Lien Credit Agreement with JPMorgan Chase Bank, N.A and JPMorgan SE. The First Lien Credit Agreement provides for (i) 7-year $13,000 million U.S. dollar-denominated term loans and (ii) 7-year €1,717 million Euro-denominated term loans. The First Lien Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2026, we were in compliance with all applicable covenants and there were no events of default under the First Lien Credit Agreement.
Revolving Credit Facility and Commercial Paper
DCL and certain subsidiaries of the Company, as borrowers, have a multicurrency revolving credit agreement (the “Credit Agreement”) and have the capacity to borrow up to $4,000 million under the Credit Agreement (the “Credit Facility”). DCL may also request additional commitments up to $1,000 million from the lenders upon the satisfaction of certain conditions. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. As of June 30, 2026, we were in compliance with all applicable covenants and there were no events of default under the Credit Agreement.
Additionally, our commercial paper program is supported by the Credit Facility. Under the commercial paper program, we may issue up to $2,000 million. Borrowing capacity under the Credit Facility is effectively reduced by any outstanding issuances under the commercial paper program.
During the six months ended June 30, 2026, we and DCL borrowed and repaid $1,261 million under our Credit Facility and commercial paper program. As of June 30, 2026, we and DCL had no outstanding borrowings under the Credit Facility or issuances under the commercial paper program.
•Revolving Receivables Program
We have a revolving agreement to transfer up to $4,000 million of certain receivables through our bankruptcy-remote subsidiary, Warner Bros. Discovery Receivables Funding, LLC, to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. We service the sold receivables for the financial institution for a fee and pay fees to the financial institution in connection with this revolving agreement. As customers pay their balances, our available capacity under this revolving agreement increases and typically we transfer additional receivables into the program. In some cases, we may have collections that have not yet been remitted to the bank, resulting in a liability. The outstanding portfolio of receivables derecognized from our consolidated balance sheets was $3,900 million as of June 30, 2026.
•Accounts Receivable Factoring
We have factoring agreements to sell certain of our non-U.S. trade accounts receivable on a limited recourse basis to a third-party financial institution. No amounts were sold under the Company’s factoring arrangement during the six months ended June 30, 2026.
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
•Debt
Initial Term Loans and Bridge Loan Agreement
During the three months ended June 30, 2026, we used net proceeds from the Initial Term Loans, together with cash on the balance sheet, to repay in full $15,000 million of outstanding loans under the Bridge Loan Agreement. Additionally, we repaid $250 million of aggregate principal amount outstanding of the Initial Term Loans.
Senior Notes
During the six months ended June 30, 2026, we repurchased or repaid $123 million of aggregate principal amount outstanding of our senior notes. In addition, we had $16 million of senior notes that were due in July 2026, and an additional $1,480 million of senior notes coming due through June 2027.
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
•Capital Expenditures
We effected capital expenditures of $544 million during the six months ended June 30, 2026, including amounts capitalized to support HBO Max. We expect to continue to incur significant costs to develop and market HBO Max.
•Investments and Business Combinations
Our uses of cash have included investments in equity method investments and equity investments without readily determinable fair value. (See Note 7 to the accompanying consolidated financial statements.) We also provide funding to our investees from time to time. During the six months ended June 30, 2026, we contributed $25 million for investments in and advances to our investees.
•Redeemable Noncontrolling Interest and Noncontrolling Interest
Distributions to redeemable noncontrolling interests and noncontrolling interests totaled $144 million and $174 million for the six months ended June 30, 2026 and 2025, respectively.
•Income Taxes and Interest
We expect to continue to make payments for income taxes and interest on our outstanding First Lien Credit Facility and senior notes. During the six months ended June 30, 2026, we made cash payments of $588 million and $1,260 million for income taxes and interest on our outstanding debt, respectively.
Cash Flows
The following table presents changes in cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents, and restricted cash, beginning of period	$4,570	$5,416
Cash provided by operating activities	640	1,536
Cash used in investing activities	(499)	(431)
Cash used in financing activities	(1,273)	(1,886)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(65)	256
Net change in cash, cash equivalents, and restricted cash	(1,197)	(525)
Cash, cash equivalents, and restricted cash, end of period	$3,373	$4,891

Operating Activities
Cash provided by operating activities was $640 million and $1,536 million during the six months ended June 30, 2026 and 2025, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income excluding non-cash items and an increase in cash used from working capital activity.
Investing Activities
Cash used in investing activities was $499 million and $431 million during the six months ended June 30, 2026 and 2025, respectively. The increase in cash used in investing activities was primarily attributable to reduced proceeds from the sale of assets and investments during the six months ended June 30, 2026.
Financing Activities
Cash used in financing activities was $1,273 million and $1,886 million during the six months ended June 30, 2026 and 2025, respectively. The decrease in cash used in financing activities was primarily attributable to lower net debt repayments, partially offset by proceeds received for the contribution of 70% of our music catalog to a joint venture in 2025 and higher amounts paid to settle share-based awards.
Capital Resources
As of June 30, 2026, capital resources were comprised of the following (in millions).

	June 30, 2026
	Total Capacity	Outstanding Indebtedness	Unused Capacity
Cash and cash equivalents	$3,369	$—	$3,369
Revolving credit facility and commercial paper program	4,000	—	4,000
Term loans	14,708	14,708	—
Senior notes (a)	17,694	17,694	—
Total	$39,771	$32,402	$7,369

(a) Interest on the senior notes is paid annually or semi-annually. Our senior notes outstanding as of June 30, 2026 had interest rates that ranged from 1.90% to 8.30% and will mature between 2026 and 2062.

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
The 2017 Tax Cuts and Jobs Act features a participation exemption regime with current taxation of certain foreign income and imposed a mandatory repatriation toll tax on unremitted foreign earnings. As of June 30, 2026, the Company intends to remit certain previously undistributed foreign earnings to the United States. Accordingly, the Company has recorded deferred taxes for applicable foreign withholding associated with the expected remittance. The Company may continue to reinvest other foreign earnings outside of the United States. For those earnings, if any, that remain indefinitely reinvested, additional taxes would be recognized upon repatriation. Determination of the amount of any unrecognized deferred income tax liability related to such earnings is not practicable.
Summarized Guarantor Financial Information
Basis of Presentation
As of June 30, 2026 and December 31, 2025, the Company has outstanding senior notes issued by DCL, which are guaranteed by the Company, Scripps Networks, and DGH; senior notes issued by DGH, which are guaranteed by the Company, Scripps Networks, and DCL; and senior notes issued by the legacy WarnerMedia Business (not guaranteed). (See Note 8 to the accompanying consolidated financial statements.) DCL, Scripps Networks, and DGH are wholly owned by the Company.

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

	June 30, 2026	December 31, 2025
Current assets	$1,497	$914
Non-guarantor intercompany trade (payables) receivables, net	(62)	78
Noncurrent assets	3,848	3,951
Current liabilities	5,165	1,072
Noncurrent liabilities	31,714	33,733

Six Months Ended June 30, 2026
Revenues	$794
Operating loss	(3,222)
Net loss	(4,055)
Net loss available to Warner Bros. Discovery, Inc.	(4,055)
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
NEW ACCOUNTING AND REPORTING PRONOUNCEMENTS
We adopted certain new accounting and reporting standards during the six months ended June 30, 2026. (See Note 1 to the accompanying consolidated financial statements.)

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new product and service offerings, financial prospects and anticipated sources and uses of capital. Words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among other terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be accomplished. The following is a list of some, but not all, of the factors that could cause actual results or events to differ materially from those anticipated:
•the completion of the proposed transaction with PSKY pursuant to which PSKY will acquire the Company (the “PSKY Merger”) on the anticipated terms and timing;
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
•adverse outcomes of legal proceedings or disputes, including those related to the PSKY Merger, or adverse outcomes from regulatory proceedings;
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
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Consolidated Derivative Action. Between December 20, 2024 and January 14, 2025, four stockholder derivative complaints were filed in the United States District Court for the Southern District of New York (Roy v. Zaslav et al., No. 1:24-cv-09856-AT, Hollin v. Zaslav et al., No. 1:24-cv-09885-AT, KO v. Zaslav et al., No. 1:25-cv-00114-AT, and Herman, III v. Chen et al., No. 1:25-cv-00352-AT). Each complaint names certain current and former directors and officers of WBD as defendants and WBD as nominal defendant, and each complaint seeks damages and other relief. The complaints generally assert claims against the defendants, derivatively on behalf of WBD, for alleged breaches of fiduciary duty based on the same facts alleged in a securities class action complaint that was filed in the United States District Court for the Southern District of New York (Collura v. Warner Bros. Discovery, Inc., No. 1:24-cv-09027-KPF), which was dismissed on March 30, 2026. The four complaints assert various common law causes of action, including breach of fiduciary duties, aiding and abetting breach of fiduciary duties, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets, as well claims for violations of Sections 14(a), 10(b), and 21D of the Exchange Act. On January 21, 2025, the court consolidated the four actions for all purposes under Case No. 1:24-cv-09856-AT, captioned as In re Warner Bros. Discovery, Inc. Derivative Litigation (the “Consolidated Derivative Action”). On February 19, 2025, the court stayed the Consolidated Derivative Action pending resolution of a final decision on all motions to dismiss the operative complaint in the Collura securities action. On June 15, 2026, following the dismissal of the Collura securities action, the court entered an order dismissing the consolidated derivative action.
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
Nokia Litigation. Over the past several years, Nokia Corporation and Nokia Technologies Oy (collectively, “Nokia”) have alleged that WBD is infringing on their portfolio of patents related to the delivery of streaming video. On November 1, 2025, Nokia brought suit against WBD in certain jurisdictions, and WBD and Dplay Entertainment Limited brought suit in other jurisdictions, and filed a rate-setting proceeding in the High Court of Justice of England and Wales (the “Court”) against Nokia seeking a determination of a reasonable and non-discriminatory (“RAND”) royalty rate for a global license to certain Nokia patents, including standard-essential patents related to the H.264/AVC and H.265/HEVC standards and other non-essential multimedia patents. In June 2026, the Court determined that WBD is required to make an interim license payment to Nokia during the pendency of the litigation, which includes refundable and non-refundable components, and trial is currently scheduled for late 2026. As of June 30, 2026, the Company recorded an immaterial liability related to this matter. The amount of any adjustment to this liability as an outcome from the rate-setting process cannot be reasonably estimated.

State Attorney General Complaint. On July 13, 2026, a coalition of state attorneys general from twelve states (the “States”) filed a complaint in the United States District Court for the Northern District of California seeking to enjoin PSKY’s proposed acquisition of WBD. The States allege that the PSKY Merger violates Section 7 of the Clayton Act because it is likely to substantially lessen competition in the distribution of certain theatrical films and the licensing of basic cable channels to distributors in the United States. On July 13, 2026, the States sought a temporary restraining order to prohibit PSKY and WBD from closing the transaction before the court decides whether the PSKY Merger is unlawful under Section 7 of the Clayton Act. On July 16, 2026, PSKY and WBD filed an opposition to the States’ motion for a temporary restraining order. On July 17, 2026, the court held a hearing on the States’ motion for a temporary restraining order. On July 20, 2026, the court granted the States’ motion for a temporary restraining order, prohibiting PSKY and WBD from closing the PSKY Merger. On July 23, 2026, the court extended the temporary restraining order to August 17, 2026. On July 24, 2026, defendants agreed not to complete the PSKY Merger until the earlier of (i) five days after the merits determination in this matter or (ii) June 1, 2027, and the court canceled the briefing schedule and hearing date for the States’ motion for preliminary injunction. On August 4, 2026, the court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the States and WGA (as defined below) cases.
Writers Guild of America Complaint. On July 14, 2026, the Writers Guild of America West and Writers Guild of America East (collectively, the “WGA”) filed a complaint in the United States District Court for the Northern District of California seeking to enjoin PSKY’s proposed acquisition of WBD. The WGA alleges that the PSKY Merger violates Section 7 of the Clayton Act because it will substantially lessen competition for writing services for WGA-covered “anticipated top grossing films,” writing services for episodic television shows, and writing services of writers under overall deals. The WGA sought a preliminary injunction blocking the PSKY Merger, along with attorneys’ fees and costs. The same district court judge who is presiding over the States’ complaint is presiding over the WGA case. On July 24, 2026, defendants agreed not to complete the PSKY Merger until the earlier of (i) five days after the merits determination in this matter or (ii) June 1, 2027, and the WGA’s motion for preliminary injunction was withdrawn. On August 4, 2026, the court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the States and WGA cases.
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

4.1
Twenty-Fourth Supplemental Indenture, dated May 26, 2026, among Discovery Communications, LLC, as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 27, 2026 (SEC File No. 001-34177))

4.2
Third Supplemental Indenture, dated May 26, 2026, among Discovery Global Holdings, Inc., as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 27, 2026 (SEC File No. 001-34177))

4.3
Fourth Supplemental Indenture, dated May 26, 2026, among Discovery Global Holdings, Inc., as the issuer, the guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 27, 2026 (SEC File No. 001-34177))

10.1
Employment Agreement between Gunnar Wiedenfels, Warner Bros. Discovery, Inc. and Discovery Communications, LLC, dated April 29, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2026 (SEC File No. 001-34177)) (1) *

10.2
First Lien Credit Agreement, dated as of June 4, 2026, among Warner Bros. Discovery, Inc., Discovery Global Holdings, Inc., the designated subsidiary borrowers from time to time party thereto, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as U.S. administrative agent and collateral agent and J.P. Morgan SE, as non-U.S. administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 4, 2026 (SEC File No. 001-34177)) (1)

10.3
Fourth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2026, by and among Warner Bros. Discovery Receivables Funding, LLC, the other persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (filed herewith) (1)

10.4
Fifth Amendment to Fourth Amended and Restated Receivables Purchase Agreement, dated as of July 17, 2026, by and among Warner Bros. Discovery Receivables Funding, LLC, the other persons from time to time party thereto, PNC Bank, National Association, Turner Broadcasting System, Inc. and PNC Capital Markets LLC (filed herewith) (1)

10.5	Form of Warner Bros. Discovery, Inc. 2026 RSU Grant Agreement for Non-Employee Directors (filed herewith)*

22	Table of Senior Notes, Issuer and Guarantors (incorporated by reference to Exhibit 22 to the Form 10-K filed on February 27, 2026 (File No. 001-34177))

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
† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARNER BROS. DISCOVERY, INC. (Registrant)

Date: August 6, 2026	By:	/s/ David M. Zaslav
David M. Zaslav
President and Chief Executive Officer

Date: August 6, 2026	By:	/s/ Gunnar Wiedenfels
Gunnar Wiedenfels
Chief Financial Officer